Form 10QSB
period 2002-03-31
SNOCONE SYSTEMS INC
filed 2002-04-12
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March  31,  2002
                                   --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from          to
                                    ------      ------

0-33519
Commission  file  number


                              SNOCONE SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                   #98-0360989
              ------                                   -----------
    (State  of  Incorporation)          (I.R.S. Employer  Identification  No.)


                 28073 Harbour Centre, 555 West Hastings Street,
                  Vancouver, British Columbia, Canada   V6B 5L8
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (604) 681-7806
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the past 90 days.   (1)  Yes [X]
No   (2)  Yes  [X]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, the Issuer had 5,000,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes    No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
--------------------------------

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2001.

PART  I  -  FINANCIAL  INFORMATION

         ITEM  1.  FINANCIAL  STATEMENTS
                  Balance  Sheets                                             3
                  Statements  of  Operations                                  4
                  Statements  of  Cash  Flows                                 5
                  Statement  of  Stockholder's  Deficiency                    6
                  Notes  to  the  Financial  Statements                       7

         ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR
                  PLAN OF OPERATION                                           8
                  Plan  of  Operations                                        8
                  Liquidity  and  Capital  Resources                          8
                  Special  Note  Regarding  Forward  Looking  Statements      8

PART  II  -  OTHER  INFORMATION

         ITEM  1.  LEGAL  PROCEEDINGS                                         9

         ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS            9

         ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                         9

         ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS     9

         ITEM  5.  OTHER  INFORMATION                                         9

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                      9

SIGNATURES                                                                   10

Snocone  Systems  Inc.
(A  Development  Stage  Company)
Balance  Sheets
As  at  March  31,  2002  and  December  31,  2001  (Unaudited)
(expressed  in  U.S.  dollars)





                                                             March 31,    December 31,
                                                                 2002            2001
                                                                    $               $
Assets                                                              0               0
                                                               ------          ------
Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                               12,630           7,228
                                                               ------          ------



Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,000,000 shares of common stock issued and outstanding         5,000           5,000

Additional Paid-in Capital                                          0               0
                                                               ------          ------
                                                                5,000           5,000
                                                               ------          ------
Deficit Accumulated During the Development Stage              (17,630)        (12,228)
                                                               ------          ------
                                                              (12,630)         (7,228)
                                                               ------          ------
                                                                    0               0



Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                                                                       From
                                                                           October 12, 2000
                                                Three             Three  (Date of Inception)
                                         Months Ended      Months Ended         to March 31,
                                      March 31,  2002   March 31,  2001                2002
                                                    $                 $                   $
Expenses

Organization expenses                               0                 0               6,228
Software development                                0                 0               5,000
Professional fees                               5,300                 0               6,300
Office                                            102                 0                 102
                                                -----             -----              ------
                                                5,402                 0              17,630
                                                -----             -----              ------
Net Loss                                       (5,402)                0             (17,630)
                                                -----             -----              ------

Net Loss Per Share                              (0.00)            (0.00)              (0.00)
                                                -----             -----              ------

Weighted Average Shares Outstanding         5,000,000          5,000,000          5,000,000
                                            ---------          ---------          ---------


Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                                                                                  From
                                                                                                      October 12, 2000
                                                               Three Months        Three Months     (Date of Inception)
                                                                      Ended               Ended            to March 31,
                                                             March 31, 2002      March 31, 2001                   2002
                                                                          $                   $                      $
Cash Flows to Operating Activities
Net loss                                                             (5,402)                  0                (17,630)

Non cash items

Expenses not paid with cash                                               0                   0                  5,000
Accounts payable                                                      5,402                   0                 12,630
                                                                      -----               -----                 ------

Net Cash Used by Operating Activities                                     0                   0                      0
                                                                      -----               -----                 ------
Net Cash Provided by Financing Activities                                 0                   0                      0
                                                                      -----               -----                 ------
Net Cash Used by Investing Activities                                     0                   0                      0
                                                                      -----               -----                 ------
Change in cash                                                            0                   0                      0

Cash - beginning of period                                                0                   0                      0
                                                                      -----               -----                 ------
Cash - end of period                                                      0                   0                      0
                                                                      -----               -----                 ------

Non-Cash Financing Activities

A total of 3,000,000 shares were issued for the acquisition
of software development costs                                             0                   0                  3,000
                                                                      -----               -----                 ------
A total of 2,000,000 shares were issued for organization
of the Company                                                            0                   0                  2,000
                                                                      -----               -----                 ------




Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Deficiency
From October 12, 2000 (Date of Inception) to March 31, 2002 (expressed in U.S. dollars)






                                                                                                          Deficit
                                                                                 Additional        Accumulated During the
                                                               Common Stock        Paid-in            Development
                                                           Shares        Amount    Capital     Total      Stage
                                                             #             $          $          $          $
Balance - October 12, 2000
(Date of Inception)                                             0             0          0         0            0

Stock issued for $2,000 of organization expenses        2,000,000         2,000          0     2,000            0

Stock issued for software development                   3,000,000         3,000          0     3,000            0

Net loss for the period                                         0             0          0         0      (12,228)
                                                        ---------         -----        ---     -----       ------
Balance - December 31, 2001                             5,000,000         5,000          0     5,000      (12,228)

Net loss for the period                                         0             0          0         0       (5,402)
                                                        ---------         -----        ---     -----       ------
Balance - March 31, 2002                                5,000,000         5,000          0     5,000      (17,630)
                                                        ---------         -----        ---     -----       ------


Snocone  Systems  Inc.
(a  Development  Stage  Company)

NOTES  TO  FINANCIAL  STATEMENTS
Three  Months  Ended  March  31,  2002

1.     Nature  of  Operations

a)  Development  Stage  Company

Snocone Systems Inc. herein (the "Company") was incorporated in the State of Nevada on October 12, 2000, under the name Cogen Systems Inc., and is in its early developmental stage. The Company changed its name to Snocone Systems Inc. on December 6, 2001. To date, the Company's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

On October 12, 2000, the Company acquired the ownership rights to certain software and intellectual property. The intellectual property assets acquired includes all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of two thousand ($2,000) dollars was made on behalf of the Company and the Company issued
fifteen  thousand  (15,000)  shares  of    common  stock,  now  three  million
(3,000,000) shares following a forward stock split that was authorized by the Board of Directors on December 7, 2001. A copy of the Agreement and Assignment of Intellectual Property Rights is included as an exhibit to this registration statement.

b)  Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and at December 31, 2001 has a working capital deficiency of 12,630. The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property. Since its inception, the company has funded operations through common stock issuances and a related party loan in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Basis  of  accounting  presentation

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB for the year ended December 31, 2001.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2002 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   Summary  of  Significant  Accounting  Policies

     (a)     Year  end

The  Company's  fiscal  year  end  is  December  31.

     (b)     Software  Development  Costs

The costs to develop new software products and enhancements to existing software products will be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, any additional costs will be capitalized.

     (c)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

      (d)  Net  Loss  Per  Share

Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive.

4.     Related  Party  Transaction

An individual who became a director of the Company on December 7, 2001 received $2,000 cash and 1,000,000 common shares (post split) pursuant to the acquisition of technology described.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements.

Plan  of  Operations
--------------------

To date, Snocone's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has generated no revenues to date, has no assets and has part-time management. In addition, the Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2001.

No revenue was recorded for the three month period ended March 31, 2002 and no revenue has been generated since inception.

Liquidity  and  Capital  Resources
----------------------------------

Snocone remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Consequently, Snocone's balance sheet of March 31, 2002, reflects an equity investment of $5,000. The software acquired has been expensed pursuant to accounting principles generally accepted in the United States of America. Organizational expenses of $6,228 were expensed to operations in a prior period.

The Company has been able to pay its expenses and costs through the increase in its accounts payable. As of March 31, 2002, the Company had a working capital deficiency of $12,630. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to achieve the listing of the Company's common stock on the OTC
Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

Special  Note  Regarding  Forward  Looking  Statements
------------------------------------------------------

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the knowledge of Snocone's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2002, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

No  change  to  securities  during  this  period.
Use  of  Proceeds
-----------------

Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities.
---------------------------------------------

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

Item  5.  Other  Information.
-----------------------------

None.

Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Snocone  Systems  Inc.


Date:     April  10,  2002                    By:  /s/  Mona  Remedios
      ----------------------                       ---------------------
                                              Name:  Mona  Remedios
                                              Title:  President  and  Director