Form 10QSB/A
period 2002-03-31
SNOCONE SYSTEMS INC
filed 2002-05-06
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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
                  Plan  of  Operations                                        8
                  Liquidity  and  Capital  Resources                          8
                  Special  Note  Regarding  Forward  Looking  Statements      9

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

b)  Going  Concern

(R)
Since inception, the Company has suffered recurring losses, net cash outflows from operations and at March 31, 2002 has a working capital deficiency of $12, 630. The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property. Since its inception, the company has funded operations through common stock issuances and a related party loan from the Company's President, with no fixed terms of repayment, in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. (R)

2.     Basis  of  accounting  presentation

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

4.     Related  Party  Transaction

(R)
An individual who became a director of the Company on December 7, 2001 received $2,000 cash and 1,000,000 common shares (post split) pursuant to the acquisition of technology described. The President of the Company paid $1,000 during the quarter in expenses on behalf of the Company. The Company has included $7,228 in its accounts payable as owing to the President at March 31, 2002 which reflects the total expenses paid by the President on behalf of the Company to date. There are no fixed terms of repayment. (R)

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

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

(R)
As of December 31, 2001, Mona Remedios had paid, on behalf of the Company, organization costs of $4,228 and $2,000 to Walter Williams for technology and was owed $6,228 by the Company. During the three months ended March 31, 2002, Ms. Remedios paid a further $1,000 for audit expense incurred by the Company, and was owed a total of $7,228, which amount is included in the Company's accounts payable at March 31, 2002. (R)

The Company has been able to pay its expenses and costs through the increase in its accounts payable. As of March 31, 2002, the Company had a working capital deficiency of $12,630. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to achieve the listing of the Company's common stock on the OTC
Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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


Date:    May 3,  2002                         By:  /s/  Mona  Remedios
      ----------------------                       ---------------------
                                              Name:  Mona  Remedios
                                              Title:  President  and  Director