Form 10QSB
period 2002-06-30
SNOCONE SYSTEMS INC
filed 2002-08-14
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     June  30,  2002
                                   -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from         to         .
                                    ------    -------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]
(2)  Yes  [X]  No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of July 31, 2002, the Issuer had 5,000,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes    No [X]

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
-------------------------------

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

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                         9

SIGNATURES


Snocone  Systems  Inc.
(A  Development  Stage  Company)
Balance  Sheets
As  at  June  30,  2002  and  December  31,  2001  (Unaudited)
(expressed  in  U.S.  dollars)




                                                                 June 30,           December 31,
                                                                   2002                 2001
                                                                    $                    $
Assets                                                                 0                    0
                                                                 --------            --------

Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                                   13,630               7,228
                                                                 --------            --------




Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,000,000 shares of common stock issued and outstanding             5,000               5,000

Additional Paid-in Capital                                              0                   0
                                                                 --------            --------
                                                                    5,000               5,000

Deficit Accumulated During the Development Stage                  (18,630)            (12,228)
                                                                 --------            --------
                                                                  (13,630)             (7,228)
                                                                 --------            --------
                                                                        0                   0
                                                                 --------            --------



Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)








                                                                                                               From
                                                                                                        October 12,
                                        Three            Three             Six            Six                  2000
                                       Months           Months          Months         Months             (Date of
                                        Ended            Ended           Ended          Ended            Inception)
                                      June 30,         June 30,        June 30,       June 30,          to June 30,
                                         2002             2001            2002           2001                  2002
                                            $                $               $              $                     $
Expenses


Organization expenses                       0                0               0              0                 6,228


Software development                        0                0               0              0                 5,000

Professional fees                       1,000                0           6,300              0                 7,300

Office                                      0                0             102              0                   102
                                        -----               --           -----             --                ------
                                        1,000                0           6,402              0                18,630
                                        -----               --           -----             --                ------
Net Loss                               (1,000)               0          (6,402)             0               (18,630)
                                        -----               --           -----             --                ------

Net Loss Per Share                      (0.00)           (0.00)          (0.00)         (0.00)                (0.00)

Weighted Average Shares
Outstanding                         5,000,000        5,000,000       5,000,000      5,000,000             5,000,000





Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                                                                  October 12, 2000
                                                                                                    (Inception) to
                                                       Three  Months            Six Months                March 31
                                                       2002        2001         2002     2001                 2002
                                                       ----        ----         ----     ----                 ----

Operating Activities
  Net income (loss)                                   $(1,000)     $(0)        $(6,402)  $(0)             $(18,630)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities
 Changes in operating assets and liabilities            1,000        0           6,402     0                18,630
                                                        -----       --           -----    --                ------

Net cash provided by (used by) operating activities         0        0               0     0                     0
                                                        -----       --           -----    --                ------

Investing Activities

Financing Activities

Inflow (outflow) of cash                                    0        0               0     0                     0

Cash, beginning of period                                   0        0               0     0                     0
                                                        -----       --           -----    --                ------
Cash, end of period                                   $     0       $0           $   0    $0                $    0
                                                        -----       --           -----    --                ------


Supplemental information
  Interest paid                                            $0       $0              $0    $0                    $0
  Shares issued for services                               $0       $0              $0    $0                    $0
  Corporate income taxes paid                              $0       $0              $0    $0                    $0


Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Deficiency
From  October  12,  2000  (Date  of  Inception)  to  June  30,  2002
(expressed  in  U.S.  dollars)





                                                                                                          Deficit
                                                                                                   Accumulated During
                                                                            Additional                      the
                                                        Common Stock         Paid-in                    Development
                                                      Shares    Amount       Capital        Total          Stage
                                                        #         $             $             $              $
Balance - October 12, 2000
(Date of Inception)                                        0         0          0               0                0

Stock issued for $2,000 of organization
expenses                                           2,000,000     2,000          0           2,000                0

Stock issued for software development              3,000,000     3,000          0           3,000                0

Net loss for the period                                    0         0          0               0          (12,228)
                                                   ---------     -----         --           -----          --------
Balance - December 31, 2001                        5,000,000     5,000          0           5,000          (12,228)

Net loss for the period                                    0         0          0               0           (6,402)
                                                   ---------     -----         --           -----          --------
Balance - June 30, 2002                            5,000,000     5,000          0           5,000          (18,630)
                                                   ---------     -----         --           -----          --------


Snocone  Systems  Inc.
(a  Development  Stage  Company)

NOTES  TO  FINANCIAL  STATEMENTS
Six  Months  Ended  June  30,  2002

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

On October 12, 2000, the Company acquired the ownership rights to certain software and intellectual property. The intellectual property acquired includes all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of two thousand ($2,000) dollars was made on behalf of the Company and the Company issued
fifteen  thousand  (15,000)  shares  of    common  stock,  now  three  million
(3,000,000) shares following a forward stock split that was authorized by the Board of Directors on December 7, 2001.

b)  Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and at June 30, 2002 has a working capital deficiency of $18,630. The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property. Since its inception, the company has funded operations through common stock issuances and a related party loan in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2002 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

--------------------------------------------------------------------------------
Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.
--------------------------------------------------------------------------------

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

No revenue was recorded for the six month period ended June 30, 2002 and no revenue has been generated since inception.

The Company continues to seek out and negotiate with potential investors and is optimistic about its chances of funding milestone 1 of its business plan.

Liquidity  and  Capital  Resources
----------------------------------

Snocone remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Consequently, Snocone's balance sheet of June 30, 2002, reflects an equity investment of $5,000. The software acquired has been expensed pursuant to accounting principles generally accepted in the United States of America. Organization expenses of $6,228 were expensed to operations in a prior period.

The Company has been able to pay its expenses and costs through the increase in its accounts payable. As of June 30, 2002, the Company had a working capital deficiency of $18,630. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
Item  1.  Legal  Proceedings.
--------------------------------------------------------------------------------

To the knowledge of Snocone's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2002, nor did the Company commence any lawsuits during the same period.

--------------------------------------------------------------------------------
Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
--------------------------------------------------------------------------------

Changes  in  Securities
-----------------------

No  change  to  securities  during  this  period.

Use  of  Proceeds
-----------------

Not  applicable.

--------------------------------------------------------------------------------
Item  3.  Defaults  Upon  Senior  Securities.
--------------------------------------------------------------------------------

Not  applicable.

--------------------------------------------------------------------------------
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
--------------------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

--------------------------------------------------------------------------------
Item  5.  Other  Information.
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
Item  6.  Exhibits  and  Reports  on  form  8-K.
--------------------------------------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SNOCONE  SYSTEMS  INC.

DATED:  August  14,  2002                By:  /s/  MONA  REMEDIOS
        -----------------                     -------------------

                                         Name:  Mona  Remedios
                                         Title:  Principal  Executive  Officer
                                                 Principal  Accounting  Officer

           CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  AND  CHIEF  FINANCIAL
                                     OFFICER
                                  PURSUANT  TO
                             18  U.S.C.  SECTION  1350
                             AS  ADOPTED  PURSUANT  TO
                   SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Mona Remedios, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Snocone Systems Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.

                                           By:        /s/  MONA  REMEDIOS
                                                      -------------------

                                           Name:      MONA  REMEDIOS
                                           Title:     Chief  Executive  Officer
                                           Date:      August  14,  2002

I, Mona Remedios, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Snocone Systems Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.


                                           By:       /s/  MONA  REMEDIOS
                                                     -------------------

                                           Name:     MONA  REMEDIOS
                                           Title:    Chief  Financial  Officer
                                           Date:     August  14,  2002