Form 10-Q
period 2002-09-30
SNOCONE SYSTEMS INC
filed 2002-11-14
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     September  30,  2002
                                       --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from   ________   to  ________.

0-33519
Commission  file  number


                              SNOCONE SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                 #98-0360989
             ------                                 -----------
     (State  of  Incorporation)      (I.R.S.  Employer  Identification  No.)



                        Suite 440, 1555 E. Flamingo Road
                             Las Vegas, Nevada 89119
                             -----------------------
                    (Address of principal executive offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 01, 2002, the Issuer had 5,000,000 shares of common stock, par value $0.001, issued and outstanding.

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
          Statements  of  Operations                                           4
          Statements  of  Cash  Flows                                          5
          Statement  of  Stockholder's  Deficiency                             6
          Notes  to  the  Financial  Statements                                7

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION    8
          Plan  of  Operations                                                 8
          Liquidity  and  Capital  Resources                                   9
          Special  Note  Regarding  Forward  Looking  Statements               9

PART  II  -  OTHER  INFORMATION

     ITEM  1.  LEGAL  PROCEEDINGS                                              9

     ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS                 9

     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                             10

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS    10

     ITEM  5.  OTHER  INFORMATION                                             10

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                          10

SIGNATURES


Snocone  Systems  Inc.
(A  Development  Stage  Company)
Balance  Sheets
As  at  September  30,  2002  and  December  31,  2001
(Unaudited)
(expressed  in  U.S.  dollars)






                                                                                               September 30,           December 31,
                                                                                                   2002                   2001
                                                                                                     $                      $
Assets                                                                                                 0                    0

Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                                                                  29,999                7,228




Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,000,000 shares of common stock issued and outstanding                                            5,000                 5,000

Additional Paid-in Capital                                                                             0                     0
                                                                                                   -----                 -----
                                                                                                   5,000                 5,000

Deficit Accumulated During the Development Stage                                                 (34,999)              (12,228)
                                                                                                 --------              --------
                                                                                                 (29,999)               (7,228)
                                                                                                 --------               -------
                                                                                                       0                     0


Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(unaudited)
(expressed  in  U.S.  dollars)









                                                                                                                           From
                                                                                                                     October 12,
                                                  Three             Three              Nine             Nine               2000
                                                  Months            Months             Months           Months         (Date of
                                                  Ended             Ended              Ended            Ended         Inception)
                                                  Sept. 30,         Sept. 30,          Sept. 30,        Sept. 30,    to Sept.30,
                                                  2002              2001               2002             2001                2002
                                                  $                 $                  $                $             $
Expenses

Organization expenses                                    0                 0                  0                0            6,228
Consulting                                           3,000                 0              3,000                0            3,000
Software development                                     0                 0                  0                0            5,000
Administration                                       3,000                 0              3,000                0            3,000
Professional fees                                    6,165                 0             12,465                0           13,465
Office                                               4,204                 0              4,306                0            4,306
                                                    ------                --             ------               --           ------
Net Loss                                            16,369                 0             22,771                0           34,999

Net Loss                                           (16,369)                0            (22,771)               0          (34,999)

Net Loss Per Share                                   (0.00)            (0.00)             (0.00)           (0.00)           (0.00)

Weighted Average Shares
Outstanding                                      5,000,000         5,000,000          5,000,000        5,000,000        5,000,000


Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(unaudited)
(expressed  in  U.S.  dollars)



                                                                                                               October 12, 2000
                                                                                                                 (Inception) to
                                                                 Three  Months             Nine months             September 30
                                                               2002         2001         2002       2001                   2002
                                                               ----         ----         ----       ----       ----------------
Operating Activities
  Net income (loss)                                         $(16,369)     $   (0)     $(22,771)   $   (0)           $  (34,999)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities
 Changes in operating assets and liabilities                  16,369           0        22,771         0                34,999
                                                              ------          --        ------        --                ------

Net cash provided by (used by) operating activities                0           0             0         0                     0
                                                              ------          --        ------        --                ------
Investing Activities

Financing Activities

Inflow (outflow) of cash                                           0           0             0         0                     0

Cash, beginning of period                                          0           0             0         0                     0
                                                                  --          --            --        --                    --

Cash, end of period                                               $0          $0            $0        $0                    $0


Supplemental information
  Interest paid                                                   $0          $0            $0        $0                    $0
  Shares issued for services                                      $0          $0            $0        $0                    $0
  Corporate income taxes paid                                     $0          $0            $0        $0                    $0


Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Deficiency
From  October  12,  2000  (Date  of  Inception)  to  September  30,  2002
(unaudited)
(expressed  in  U.S.  dollars)






                                                                                                              Deficit
                                                                                                        Accumulated During
                                                                                Additional                      the
                                                            Common Stock          Paid-in                   Development
                                                        Shares        Amount      Capital       Total           Stage
                                                           #          $           $             $              $

Balance - October 12, 2000
(Date of Inception)                                        0               0            0           0                 0

Stock issued for $2,000 of organization
expenses                                           2,000,000           2,000            0       2,000                 0

Stock issued for software development              3,000,000           3,000            0       3,000                 0

Net loss for the period                                    0               0            0           0           (12,228)
                                                   ---------           -----           --       -----           --------

Balance - December 31, 2001                        5,000,000           5,000            0       5,000           (12,228)
                                                   ---------           -----           --       -----           --------

Net loss for the period                                    0               0            0           0           (22,771)
                                                   ---------           -----           --       -----           --------

Balance - September 30, 2002                       5,000,000           5,000            0       5,000           (34,999)
                                                   ---------           -----           --       -----           --------

Snocone  Systems  Inc.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Nine  Months  Ended  September  30,  2002

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

b)  Going  Concern
Since inception, the Company has suffered recurring losses and net cash outflows from operations and at September 30, 2002 has a working capital deficiency of $29,999. The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property. Since its inception, the Company has funded operations through common stock issuances and a related party loan in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2002 and the results of its operations for the nine months then ended. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

---------------------------------------------------------------------------
Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.
---------------------------------------------------------------------------

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

No revenue was recorded for the nine month period ended September 30, 2002 and no revenue has been generated since inception.

The Company continues to seek out and negotiate with potential investors and is optimistic about its chances of funding milestone 1 of its business plan. The Company is also reviewing other business opportunities.

Subsequent to September 30, 2002 the Company raised $15,000.00 for the issuance of 300,000 common shares pursuant to Regulation S. The funds are allocated to complete a thorough market review for the utilization of the Snocone intellectual property. The Company has contracted with Kane Systems Inc. to perform the market feasibility study.

Kane Systems Inc. is a consulting firm that manages large-scale genomics and information technology research projects. They currently direct management of a portfolio of genomics, proteomics and bioinformatics research projects for Genome British Columbia, and have previously managed research and development projects involving software, systems, databases and transactional websites. Genome British Columbia is a not-for-profit organisation funded by the Canadian

Government to carry out large-scale world class scientific research involving human, plant and animal genomes.

Liquidity  and  Capital  Resources
----------------------------------

Snocone remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Consequently, Snocone's balance sheet of September 30, 2002, reflects an
equity  investment   of  $5,000.  The  software  acquired  has  been  expensed
pursuant to accounting principles generally accepted in the United States of America. Organization expenses of $6,228 were expensed to operations in a prior period.

The Company has been able to pay its expenses and costs through the increase in its accounts payable. As of September 30, 2002, the Company had a working capital  deficiency  of  $29,999.  The  Company  needs to raise additional funds through  the  sale  of  stock  or  borrowing  just  to  maintain  the  corporate
existence  of  the  Company.   The  Company  may  not  be  successful  in  its
efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

Item  1.  Legal  Proceedings.
-----------------------------

To the knowledge of Snocone's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2002, nor did the Company commence any lawsuits during the same period.

----------------------------------------------------------
Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

No  change  to  securities  during  this  period.

Use  of  Proceeds
-----------------

Not  applicable.


---------------------------------------------
Item  3.  Defaults  Upon  Senior  Securities.
---------------------------------------------

Not  applicable.

----------------------------------------------------------------------
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

-----------------------------
Item  5.  Other  Information.
-----------------------------

Walter Williams, a director of the Company, resigned as a director of the Company effective November 1, 2002

------------------------------------------------
Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Snocone  Systems  Inc.


Date:  November  12,  2002        By:  /s/  Mona  Remedios
       -------------------             -------------------
                                  Name:  Mona  Remedios
                                  Title:  President,  Secretary  and  Treasurer


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                  PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002,
the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:

(i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of September 30, 2002 and for the periods presented in the report; and
(ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934


                                        By:  /s/ Mona  Remedios
                                             ------------------

                                        Title: Chief Executive Officer and
                                                   Chief Financial Officer

                                        Date:  November  12,  2002