Form 10-K
period 2002-12-31
SNOCONE SYSTEMS INC
filed 2003-03-31
CIK 1164964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10K-SB

(Mark  one)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934 For the fiscal year ended December 31, 2002
                     -------------------------------------------
                                       OR
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

Commission  file  number:  0-33519
                           -------


                              Snocone Systems Inc.
                              --------------------
                 (Name of small business issuer in its charter)


    Nevada                                       #98-0360989
  ---------                                      -----------
(State or other jurisdiction of          (I.R.S. Employer Identification No)
incorporation or organization)

     #440,  1555  E.  Flamingo  Road,
     Las  Vegas,  Nevada  89119                         (604)  681  -7806
-------------------------------------                   ------------------
 (Address  of  principal  executive  offices) (Registrant's  phone  number)

Securities  registered  under  Section  12(b)  of  the  Act:
None
----

Securities  registered  under  Section  12(g)  of  the  Act:
Common  Stock,  par  value  $0.001  per  share
----------------------------------------------
(Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [ X ]  No  [   ]  (2)  Yes  [ X ]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $nil
                                                              --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405)
Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Aggregate market value of voting common equity held by non-affiliates as of December 31, 2002:
$  NIL
Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2002: N/A

Indicate whether the registrant is an accelerated filer based on the market value of its public float held  by non-affiliates at the end of the most recent second fiscal quarter:
[ ]  Yes        [X]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Outstanding  shares  of  common  stock  as  of  December  31,  2002:  5,102,000
Outstanding  shares  of  preferred  stock  as  of  December  31,  2002:  Nil

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [X]   No  [  ]

INDEX to Transitional Annual Report on Form 10-KSB for the Year Ended December 31, 2002
Part  I                                                                   Page
-------                                                                   ----
Item  1    Description  of  Business                                         3
Item  2    Description  of  Property                                         5
Item  3    Legal  Proceedings                                                5
Item  4    Submission of Matters to a Vote of Security Holders               5
Part  II
--------
Item  5    Market for Common Equity and Related Stockholder Matters          5
Item  6    Management's Discussion and Analysis of Financial
           Condition or Plan  of  Operation                                  5
Item  7    Financial  Statements                                             7
Item  8    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                              14
Part  III
---------
Item  9    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act       14
Item  10   Executive  Compensation                                          14
Item  11   Security Ownership of Certain Beneficial Owners and Management   15
Item  12   Certain  Relationships  and  Related  Transactions               15
Item  13   Exhibits  and Reports on Form 8-K                                15

Signatures                                                                  16

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

CORPORATE  BACKGROUND

Snocone Systems Inc. ("Snocone" or the "Company") was incorporated under the laws of the State of Nevada on October 12, 2000, under the name Cogen Systems Inc., and is in its early developmental stage. The Company changed its name to Snocone Systems Inc. on December 6, 2001. To date, Snocone's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has generated no revenues to date, has no assets and has part-time management. In addition, the Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2002.

On October 12, 2000, Snocone acquired the ownership rights to certain software and intellectual property from Walter Williams, the developer of the software, who was compensated two thousand ($2,000) dollars and five thousand (5,000 pre-split) shares of Snocone common stock. The other 25 owners were compensated an aggregate of ten thousand (10,000 pre-split) shares. On December 7, 2001; the Company conducted a 200 for 1 forward stock split, increasing the number of shares of common stock held by the assignors of the assets to 3,000,000 shares.

Snocone's business plan is to produce and sell its software, and related products and services, to specific target markets. The software is being designed for computer analysis of genomic and proteomic databases and is expected to be useful to genetic researchers, research institutes, biotech firms, universities and other similar types of customers. Snocone plans to initially market the software by participating at tradeshows, seminars and conventions. Snocone has not commenced commercial operations, has no full-time employees and owns no real estate.

Funding  Its  Business  Plan
----------------------------
The expenses of implementing the Company's business plan will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has found it difficult to attract investment in its technology and business concept and is currently undergoing a thorough management review of its possibilities, business direction and available opportunities.

Snocone estimates that it will require US$125,000 to achieve a sustainable sales level, where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two to three sales people, and administrative expenses.

The Company plans to utilize debt and/or equity financings to fund its short-term and long-term growth. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses.

Snocone will need additional capital to carry out its business plan or to engage in a combination with another business, if such opportunity should arise. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Snocone or at all. Snocone has no firm commitments for capital expenditures at this time.

Competition
-----------
Snocone is competing for financing and investor attention with an unlimited number of other businesses in their start up phase. The Company is finding it difficult to attract investor funding and to date has been unsuccessful in its efforts to attract financing.

Many of Snocone's potential competitors for funding have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Snocone has as it attempts to enter the marketplace. In addition, existing competitors may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies. Competitors have and may continue to adopt aggressive pricing or availability policies and devote substantially more resources to technology and methodology development than Snocone.

Intellectual  Property
----------------------
The Company recognizes the need to file patents, trademarks, and trade names on the unique features of technology. The Company currently holds no such registrations of its intellectual property which it believes could be applied for and should be applied for once funding is available.

Government  Regulation
----------------------
In general, several government agencies, such as the Food and Drug Administration (FDA), Environmental Protection Agency (EPA), Copyrights and Patents, have instigated specific laws and regulations which apply to genetics and other research activity. It is possible for changes to occur in the regulatory environment; however, the precise applicability of these laws and regulations to genetic research is uncertain. The vast majority of such laws were adopted prior to the advent of effective DNA sequencing and, as a result, do not contemplate or address the unique issues of the research. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting bans and enforcing other regulatory and statutory changes.

Additionally, due to the increasing use of genetic information and research, it is possible that new laws and regulations may be enacted with respect to the use and availability of genetic information covering issues such as patient privacy, cloning, patenting, pricing, ownership and standards of research and services, manipulation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to genetic information may impair the growth of genetic research and result in a decline in the market for Snocone's software.

Employees
---------
Currently, the Company has no employees and relies upon its officers and directors to further its affairs.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company does not currently own or lease any property. The Company intends to find a suitable space in the future, once funding is obtained and the Company is able to pursue its business plan. Snocone's principal executive offices are located at Suite 1200, 1090 West Pender Street, Vancouver, BC, V6E 2N7 where it shares office space at nominal rent; and its telephone number is
(604)  681-7806.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------
The Company is not party to any pending legal proceeding or litigation and none of its property is the subject of a pending legal proceeding.
Further, the Company is not aware of any legal proceedings against it or its property.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the stockholders during the year ended December 31, 2002.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

No  change  since  previous  filing

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Special  Note  Regarding  Forward  Looking  Statements

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

Overview
--------
Snocone is a Nevada corporation, incorporated on October 12, 2000. Snocone is a development stage company that has acquired the intellectual property rights to genetic research software. These rights were purchased on October 12, 2000 for $2,000 and 15,000 shares of common stock (pre-split) from Walter Williams, currently a director of Snocone, and other investors in the development of the software. The 15,000 shares (pre-split) became 3,000,000 following board of directors' approval of a 200 for 1 forward stock split on December 7, 2001.

PLAN  OF  OPERATION
-------------------
Snocone's business is still in its development stage. The Company has not generated any revenue to date. The Company planned to generate revenue by completing the development of its genetic research software and then selling licenses to the software or providing use of the software via the Internet on a subscription basis. In addition, the Company planned to offer technical assistance and training to its customers to assist them with setting up and using the software.

Snocone's business plan has been to finish developing its genetic research software products and commence marketing and selling its products and related services to targeted markets. Over the past two months, the Company raised $16,243 and used these funds in part to conduct an in depth market study of the commercial potential for its software. (For the results of the study, please see the sub-section "Plan of Operation" below.)

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
No material commitments for capital expenditures were made during the year ended December 31, 2002. Snocone remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity.

The Company plans to utilize debt and/or equity financings to fund its short-term and long-term growth. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses.

Snocone will need additional capital to carry out its business plan or to engage in a combination with another business, if such opportunity should arise. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Snocone or at all. Snocone has no firm commitments for capital expenditures at this time.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. The Company's auditors caution that there can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

Plan  of  Operation
-------------------
For the most recent fiscal year, the company incurred a loss in the amount of $50,793 compared to a loss of $470 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the fiscal year ended December 31, 2002, the Company spent $14,014 towards the research and evaluation of the market potential for its software and for a market feasibility report. The report stated that "Snocone faces overwhelming barriers if it wishes to compete in its target market", and identified five substantial barriers to success, including: (1) the market is mature and comprised of mainly academic customers, (2) competing products are available at no cost to academic customers, (3) competitors (mainly universities and research institutions) have substantial funding in the $USD multi-millions,
(4) Snocone lacks industry personnel and contacts, and (5) Snocone has no history and accomplishments in the industry.

The report concluded: "it appears unlikely that the Snocone software product would succeed in the human genome research market."

During  the  period  from  October  12,  2000  (date  of  incorporation) through
December 31, 2002,  the  Company  has  engaged  in  no   significant  operations
other  than  organizational   activities.  The  Company  received  no  revenues
during  this  period.

For the current fiscal year ending December 31, 2002, the Company incurred a loss as a result of organizational expenses and expenses associated with implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of its business. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. The possibility exists that the board of directors may decide that it is in the best interests of the corporation and its stockholders to enter into a new line of business altogether.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Independent  Auditors'  Report                                                 8

Balance  Sheets  as  at  December  31,  2002  and  2001  (audited)             9

Statements of Operations for the years ended December 31, 2002 and 2001 and for The period from inception (October 12, 2000)through December 31, 2000(audited)10

Statements of Cash Flows for the year ended December 31, 2002 and 2001 and for
the period from inception (October 12, 2000) to December 31, 2000 (audited)   11

Statement of Stockholder's Equity for the period from inception (October 12,
2000)  to December  31,  2002  (audited)                                      12

Notes  to  the  Financial  Statements                                         13

                                                                [GRAPHIC OMITED]



                                                                [GRAPHIC OMITED]



                                AUDITORS' REPORT




To  the  Stockholders  and  Directors
Snocone  Systems  Inc.
(A  Development  Stage  Company)

We have audited the balance sheets of Snocone Systems Inc. (a development stage company) as at December 31, 2002 and 2001, and the statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2002 and 2001, and for the period from October 12, 2000 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from October 12, 2000 (date of inception) to December 31, 2002 in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  B.C.     "Morgan  &  Company"
March  28,  2003     Chartered  Accountants



                               [GRAPHIC  OMITED]



                               [GRAPHIC  OMITED]

Snocone  Systems  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)



                                                     December 31,   December 31,
                                                         2002               2001
                                                          $                  $

Assets
Cash                                                       7,007               0


Liabilities  and  Stockholders'  Equity

Current  Liabilities

Accounts  payable                                         47,628           6,228


Contingent  Liability  (Note  1)

Stockholders'  Deficiency

Common  Stock:
25,000,000 shares authorized with a par value of $.001;    5,102           5,000
 5,102,000 shares issued and outstanding (5,000,000 prior year)

Additional  Paid-in  Capital                              16,298               0

                                                          21,400           5,000

Deficit Accumulated  During  the  Development  Stage     (62,021)       (11,228)

                                                         (40,621)        (6,228)

                                                           7,007               0


(The  accompanying  notes  are  an  integral  part  of the financial statements)

Snocone  Systems  Inc.
(A  Development  Stage  Company
Statements  of  Operations
(expressed  in  U.S.  dollars)

                           Accumulated                                From
                              from                                October 12,
                           October 12,    For the      For the       2000
                         2000 (Date of     Year          Year       (Date of
                         Inception) to     Ended        Ended       Inception)
                          December 31,    December     December    to December
                             2002         31, 2002     31, 2001     31, 2000
                               $               $        $              $



Expenses

Marketing feasibility           14,014       14,014           0            0
Administration                  12,650       12,650
Rent                             6,000        6,000           0            0
Professional fees               14,730       14,730
Office                           3,399        3,399           0            0
Organization expenses            6,228            0         470        5,758
Technology cost                  5,000            0           0        5,000
                                62,021       50,793         470       10,758
Net  Loss                      (62,021)     (50,793)       (470)     (10,758)

Net  Loss  Per  Share                        (0.00)       (0.00)      (0.00)

Weighted Average Shares Outstanding       5,011,000   5,000,000    5,000,000


(The accompanying notes are  an  integral  part  of the financial statements)

Snocone  Systems  Inc.
(A  Development  Stage  Company
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                           Accumulated                                From
                                from                                October 12,
                             October 12,    For the      For the       2000
                           2000 (Date of     Year          Year       (Date of
                           Inception) to     Ended        Ended      Inception)
                            December 31,    December     December   to December
                               2002         31, 2002     31, 2001     31, 2000
                                 $               $        $              $
Cash Flows to Operating
Activities
Net loss                       (62,021)     (50,793)       (470)       (10,758)

Non cash items

Expenses not paid with cash      5,000            0           0          5,000
Accounts payable                47,628       41,400         470          5,758

Net Cash Used by Operating
Activities                      (9,393)      (9,393)          0              0

Net  Cash  Provided  by
Financing  Activities:
Issuance  of common stock       16,400       16,400           0              0

Net Cash Used by Investing
Activities                           0            0           0              0

Change in cash                   7,007        7,007           0              0

Cash - beginning of period           0            0           0              0

Cash  -  end  of  period         7,007        7,007           0              0


Non-Cash  Financing  Activities

A total of 3,000,000 shares
were issued for the
acquisition of technology        3,000             0          0          3,000

A total of 2,000,000 shares
were issued for organization
of  the Company                  2,000             0          0          2,000

                                 5,000             0          0          5,000


(The accompanying notes are an integral  part  of the financial statements)

Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Equity
From October 12, 2000 (Date of Inception) to December 31, 2002 (expressed in U.S. dollars)


                                                                       Deficit
                                                                     Accumulated
                                                   Additional         During the
                                  Common Stock      Paid-in          Development
                                Shares    Amount    Capital    Total     Stage
                                   #         $         $         $         $

Balance - October 12, 2000
(Date of Inception)                  0         0         0         0           0

Stock issued for  $2,000
of organization expenses     2,000,000     2,000         0     2,000           0

Stock issued for technology  3,000,000     3,000         0     3,000           0

Net  loss  for  the  period          0         0         0         0    (10,758)

Balance - December 31, 2000  5,000,000     5,000         0     5,000    (10,758)

Net loss for the year                0         0         0         0       (470)

Balance - December 31, 2001  5,000,000     5,000         0     5,000    (11,228)

Stock issued for cash          102,000       102    16,298    16,400           0

Net loss for the year                0         0         0         0    (50,793)

Balance - December 31, 2002  5,102,000     5,102    16,298    21,400    (62,021)


(The  accompanying  notes  are  an  integral  part  of the financial statements)

Snocone  Systems  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements
(expressed  in  U.S.  dollars)

1.     Development  Stage  Company

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

     On October 12, 2000, the Company acquired the ownership rights to certain software and intellectual property. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, the Company made a cash payment of two thousand ($2,000) dollars and issued fifteen thousand (15,000) shares of the Company's common stock, now three million (3,000,000) shares following a forward stock split that was authorized by the Board of Directors on December 7, 2001. A copy of the Agreement and Assignment of Intellectual Property Rights is included as an exhibit to this registration statement.

     Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and the support of its creditors in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.     Related  Party  Transaction

     An individual who became a director of the Company on December 7, 2001 received $2,000 cash and 1,000,000 common shares pursuant to the acquisition of technology.

4.     Subsequent Event

     Subsequent to December 31, 2002, the Company issued 20,000 shares of common stock for cash consideration of $3,200.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

There are no reportable disagreements on accounting or financial disclosure issues.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------

This table sets forth the name, age and position of each director and executive officer of the Company :

     NAME              AGE     POSITION
     ----              ---     --------
     Mona  Remedios     33     President,  Secretary,
                               Treasurer  and  Director
     Piers  VanZiffle   55     Director
     Walter  Williams   38     Director - Resigned November 1, 2002

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------
No officer or director of the Company has received any remuneration from the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

                                                    NUMBER  OF     PERCENTAGE OF
     NAME                                         SHARES  HELD      SHARES OWNED
     ----                                         ------------     -------------
     Mona  Remedios,  President  and  Director       1,000,000          20.0%
     #3  -  849  Tobruk  Ave.
     North  Vancouver,  BC  V7P  1V9  CANADA

     Piers  Van  Ziffle,  Director                   1,000,000          20.0%
     #1455  -  409  Granville  Street
     Vancouver  B.C.,  V6C  1T2,  CANADA

     Walter  Williams                                1,000,000          20.0%
     #26,  16128  -  86th  Avenue
     Surrey,  BC  V4N  3T9  CANADA

     ALL  EXECUTIVE  OFFICERS  AND                   2,000,000          40.0%
     DIRECTORS  AS  A  GROUP  (3  persons)

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No  change  since  previous  filing.

PART  IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS:  None.

REPORTS  ON  FORM  8-K:  None.

ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure and control procedures. Based upon that evaluation, the Chief executive and Financial Officer concluded that the Company's disclosure and control procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      (Registrant)     SNOCONE SYSTEMS INC.

Date:    March  28,  2003                    By:    /s/  Mona  Remedios
      -------------------                           ---------------------
                                           Name:         Mona  Remedios
                                                    ---------------------
                                          Title:    President,  Secretary  and
                                                    --------------------------
                                                    Treasurer
                                                    ---------


                                302 CERTIFICATION

I,  Mona  Remedios,  Chief  Financial  Officer,  certify  that:
     1. I have reviewed this annual report  on  Form  10-KSB  of Snocone Systems
Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  28,  2003                  /s/  Mona Remedios
                                        ------------------------
                                        Mona Remedios, Chief Financial Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Snocone Systems Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mona Remedios, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Mona  Remedios
________________________
Title:       Chief  Executive  Officer  and  Chief  Financial  Officer
Date:        March  28,  2003