Form 10QSB
period 2003-03-31
SNOCONE SYSTEMS INC
filed 2003-05-14
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March  31,  2003
                                   --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from           to
                                    -------      -------
0-33519
Commission  file  number


                              SNOCONE SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                   #98-0360989
              ------                                   -----------
    (State  of  Incorporation)             (I.R.S. Employer Identification No.)


                        Suite 440 - 1555 E. Flamingo Road
                             Las Vegas, Nevada 89119
                         -------------------------------
                    (Address of principal executive offices)

                                  (604) 681-7806
                          -----------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [ ]
(2)  Yes  [x]  No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 08, 2003, the Issuer had 5,122,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes    No  [x]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
--------------------------------

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the unaudited Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2002.


PART  I  -  FINANCIAL  INFORMATION

         ITEM  1.  FINANCIAL  STATEMENTS
                  Balance  Sheets                                            3
                  Statements  of  Operations                                 4
                  Statements  of  Cash  Flows                                5
                  Statement  of  Stockholder's  Deficiency                   6
                  Notes  to  Financial  Statements                           7

         ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION
                  Plan  of  Operations                                       8
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

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                     9

SIGNATURES




Snocone Systems Inc.
(A Development Stage Company)
Balance Sheets
As at March 31, 2003 and December 31, 2002 (Unaudited)
(expressed in U.S. dollars)


                                                           March 31,    December 31,
                                                             2003            2002
                                                               $               $

Assets
Cash                                                            411           7,007
                                                                ---           -----

Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                             43,085          47,628
                                                             ------          ------



Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,122,000 shares of common stock issued and outstanding       5,122           5,102
(5,102,000 at December 31, 2002)

Additional Paid-in Capital                                   19,478          16,298
                                                             ------          ------
                                                             24,600          21,400

Deficit Accumulated During the Development Stage            (67,274)        (62,021)
                                                            -------         -------
                                                            (42,674)        (40,621)
                                                            -------         -------
                                                                411           7,007
                                                            -------         -------



Snocone Systems Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
(expressed in U.S. dollars)


                                                                                        From
                                                                            October 12, 2000
                                                 Three            Three   (Date of Inception)
                                          Months Ended     Months Ended          to March 31,
                                       March 31,  2003   March 31, 2002                 2003
                                                     $                $                    $

Expenses

Marketing feasibility                                0                0               14,014
Administration                                   3,000                0               15,650
Rent                                             1,500                0                7,500
Organization                                         0                0                6,228
Software                                             0                0                5,000
Professional fees                                  637            5,300               15,367
Office                                             116              102                3,515
                                                 -----            -----               ------
                                                 5,253            5,402               67,274
                                                 -----            -----               ------
Net Loss                                        (5,253)          (5,402)             (67,274)
                                                 -----            -----               ------

Net Loss Per Share                               (0.00)           (0.00)
                                                 -----            -----               ------


Weighted Average Shares Outstanding          5,109,000        5,000,000                  N/A




Snocone Systems Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
(expressed in U.S. dollars)

                                                                                                             From
                                                                                                 October 12, 2000
                                                                      Three            Three   (Date of Inception)
                                                               Months Ended     Months Ended          to March 31,
                                                            March 31,  2003   March 31, 2002                 2003
                                                                          $                $                    $

Cash Flows to Operating Activities
Net loss                                                             (5,253)          (5,402)             (67,274)

Non cash items

Expenses not paid with cash                                               0                0                5,000
Accounts payable                                                     (4,543)           5,402               43,085
                                                                     ------            -----              -------
Net Cash Used by Operating Activities                                (9,796)               0              (19,189)
                                                                     ------            -----              -------
Net Cash Provided by Financing Activities                             3,200                0               19,600
                                                                     ------            -----              -------
Net Cash Used by Investing Activities                                     0                0                    0
                                                                     ------            -----              -------
Change in cash                                                       (6,596)               0                  411

Cash - beginning of period                                            7,007                0                    0
                                                                     ------            -----              -------
Cash - end of period                                                    411                0                  411
                                                                     ------            -----              -------
Non-Cash Financing Activities

A total of 3,000,000 shares were issued for
the acquisition of software development
costs.                                                                    0                0                3,000
                                                                     ------            -----              -------
A total of 2,000,000 shares were issued for
organization of the Company.                                              0                0                2,000
                                                                     ------            -----              -------







Snocone Systems Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency (unaudited)
From October 12, 2000 (Date of Inception) to March 31, 2003
(expressed in U.S. dollars)



                                                                                                                      Deficit
                                                                                                                 Accumulated During
                                                                                    Additional                          the
                                                              Common Stock            Paid-in                       Development
                                                          Shares        Amount        Capital            Total         Stage
                                                             #             $             $                 $             $


Balance - October 12, 2000
(Date of Inception)                                            0             0              0                0               0

Stock issued for $2,000 of organization expenses       2,000,000         2,000              0            2,000               0

Stock issued for software development                  3,000,000         3,000              0            3,000               0

Net loss to December 31, 2001                                  0             0              0                0         (11,228)
                                                       ---------         -----         ------           ------         -------
Balance - December 31, 2001                            5,000,000         5,000              0            5,000         (11,228)

Net loss for the year                                          0             0              0                0         (50,793)
Stock issued for cash                                    102,000           102         16,298           16,400               0
                                                       ---------         -----         ------           ------         -------
Balance - December 31, 2002                            5,102,000         5,102         16,298           21,400         (62,021)

Net loss for the period                                        0             0              0                0          (5,253)
Stock issued for cash                                     20,000            20          3,180            3,200               0
                                                       ---------         -----         ------           ------         -------
Balance - March 31, 2003                               5,122,000         5,122         19,478           24,600         (67,274)

Snocone  Systems  Inc.
(a  Development  Stage  Company)

NOTES  TO  FINANCIAL  STATEMENTS
Three  Months  Ended  March  31,  2003

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

On October 12, 2000, the Company acquired the ownership rights to certain software and intellectual property. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of two thousand ($2,000) dollars was made on behalf of the Company and the Company issued
fifteen  thousand  (15,000)  shares  of    common  stock,  now  three  million
(3,000,000) shares following a forward stock split that was authorized by the Board of Directors on December 7, 2001. A copy of the Agreement and Assignment of Intellectual Property Rights is included as an exhibit to this registration statement. The Company commissioned and has received an independent consultant's report which stated in part that "Snocone faces overwhelming barriers if it wishes to compete in its target market" and concluded that "it appears unlikely that the Snocone software product would succeed in the human genome research market".

b)  Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and at March 31, 2003 has a working capital deficiency of $(42,674). The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property or to seek more favorable business opportunity. Since its inception, the Company has funded operations through common stock issuances and a related party loan in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Basis  of  accounting  presentation

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10K-SB for the year ended December 31, 2002.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2003 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   Summary  of  Significant  Accounting  Policies
     (a)     Year  end:  The  Company's  fiscal  year  end  is  December  31.
     (b) Software Development Costs: The costs to develop new software products and enhancements to existing software products will be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, any additional costs will be capitalized.

     (c) Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
      (d) Net Loss Per Share: Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive.

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

No revenue was recorded for the three month period ended March 31, 2003 and no revenue has been generated since inception.

Liquidity  and  Capital  Resources
----------------------------------

Snocone remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Consequently, Snocone's balance sheet of March 31, 2003, reflects an equity investment of $24,600. The software acquired has been expensed pursuant to accounting principles generally accepted in the United States of America. Organizational expenses of $6,228 were expensed to operations in a prior period.

The Company has been able to pay its expenses and costs through the increase in its accounts payable. As of March 31, 2003, the Company had a working capital deficiency of $(42,674). The Company needs to raise additional funds through the sale of its common stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
Item  1.  Legal  Proceedings.
--------------------------------------------------------------------------------

To the knowledge of Snocone's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2003, nor did the Company commence any lawsuits during the same period.

--------------------------------------------------------------------------------
Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
--------------------------------------------------------------------------------

Changes  in  Securities
-----------------------

During the period the Company issued 20,000 shares of its common stock for proceeds of $3,200.
Use  of  Proceeds
-----------------

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

                                                Snocone  Systems  Inc.

Date:     May  8,  2003                         By:     /s/  Mona  Remedios
      -----------------                                ---------------------
                                                Name:  Mona  Remedios
                                                Title:  President  and  Director

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                  PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002,
the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:

     (i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of March 31, 2003 and for the periods presented in the report; and
     (ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934


                                            By:    /s/ Mona Remedios
                                                   -----------------

                                            Title: Chief Executive Officer and
                                                   Chief Financial Officer

                                            Date:  May  8,  2003