Form 10QSB
period 2003-06-30
SNOCONE SYSTEMS INC
filed 2003-08-20
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-33519

SNOCONE SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 440 - 1555 E. Flamingo Road
Las Vegas, Nevada 89119
(Address of principal executive offices)

(604) 681-7806
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes   ☒ No      (2) Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
As of July 31, 2003, the Issuer had 5,122,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

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

Snocone Systems Inc.
(A Development Stage Company)
Balance Sheets
As at June 30, 2003 and December 31, 2002 (Unaudited)
(expressed in U.S. dollars)

	June 30,	December 31,
	2003	2002
	$	$

Assets
Cash	0	7,007

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable	54,690	47,628

Stockholders' Deficiency
Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,122,000 shares of common stock issued and outstanding
(5,102,000 at December 31, 2002)	5,122	5,102
Additional Paid-in Capital	19,478	16,298

	24,600	21,400
Deficit Accumulated During the Development Stage	(79,290)	(62,021)

	(54,690)	(40,621)

	0	7,007

Snocone Systems Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

					From
					October 12,
	Three	Three	Six	Six	2000
	Months	Months	Months	Months	(Date of
	Ended	Ended	Ended	Ended	Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2003	2002	2003	2002	2003
	$	$	$	$	$

Expenses

Organization expense	0	0	0	0	6,228
Software development	0	0	0	0	5,000
Marketing feasibility	0	0	0	0	14,014
Administration	3,000	0	6,000	0	18,650
Professional fees	3,105	1,000	3,742	6,300	18,472
Office	4,000	0	4,116	102	7,926
Rent	1,500	0	3,000	0	9,000

	11,605	1,000	16,858	6,402	79,290

Net Loss	(11,605)	(1,000)	(16,858)	(6,402)	(79,290)

Net Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares
Outstanding	5,072,000	5,000,000	5,061,000	5,000,000

Snocone Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

					August 18, 1999
					(Inception) to
	Three Months		Six Months		June 30
	2003	2002	2003	2002	2003

Operating Activities
Net income (loss)	$(11,605)	$(1,000)	$(16,858)	$(6,402)	$(79,290)
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Changes in operating assets and liabilities
Accounts payable	11,605	1,000	13,658	6,402	54,690

Net cash provided by (used by) operating activities	0	0	(3,200)	0	(24,600)

Investing Activities

Financing Activities
Stock issued for cash	0	0	3,200	0	24,600

Inflow (outflow) of cash	0	0	0	0	0

Cash, beginning of period	0	0	0	0	0

Cash, end of period	$0	$0	$0	$0	$0

Supplemental information
Interest paid	$0	$0	$0	$0	$0
Shares issued for services	$0	$0	$0	$0	$0
Corporate income taxes paid	$0	$0	$0	$0	$0

Snocone Systems Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency
From October 12, 2000 (Date of Inception) to June 30, 2003
(expressed in U.S. dollars)

					Deficit
					Accumulated During
			Additional		the
	Common Stock		Paid-in		Development
	Shares	Amount	Capital	Total	Stage
	#	$	$	$	$

Balance – October 12, 2000
(Date of Inception)	0	0	0	0	0
Stock issued for $2,000 of organization
expenses	2,000,000	2,000	0	2,000	0

Stock issued for software development	3,000,000	3,000	0	3,000	0
Net loss to December 31, 2001	0	0	0	0	(11,228)

Balance – December 31, 2001	5,000,000	5,000	0	5,000	(11,228)
Net loss for the year	0	0	0	0	(51,204)
Stock issued for cash	102,000	102	16,298	16,400	0

Balance – December 31, 2002	5,102,000	5,102	16,298	21,400	(62,432)
Net loss for the period	0	0	0	0	(16,858)
Stock issued for cash	20,000	20	3,180	3,200	0

Balance – June 30, 2003	5,122,000	5,122	19,478	24,600	(79,290)

Snocone Systems Inc.
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2003

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

On October 12, 2000, the Company acquired the ownership rights to certain software and intellectual property. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of two thousand ($2,000) dollars was made on behalf of the Company and the Company issued fifteen thousand (15,000) shares of common stock, now three million (3,000,000) shares following a forward stock split that was authorized by the Board of Directors on December 7, 2001. A copy of the Agreement and Assignment of Intellectual Property Rights is included as an exhibit to this registration statement. The Company commissioned and has received an independent consultant’s report which stated in part that “Snocone faces overwhelming barriers if it wishes to compete in its target market” and concluded that “it appears unlikely that the Snocone software product would succeed in the human genome research market”.

The Company is re-evaluating its original business plan to modify the marketing of its technology and to determine the most beneficial market and product format for that technology. To achieve the aforementioned goal, the Company is negotiating a joint venture agreement whereby the Company would contribute $100,000 to the joint venture and the Company’s joint venture partner will provide marketing and technological expertise in identifying the most likely to succeed scaled down markets and product package for the Snocone technology and to identify potential complementary products for the Company to exploit.

b) Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and at June 30, 2003 has a working capital deficiency of $(54,690). The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property or to seek more favorable business opportunity. Since its inception, the Company has funded operations through common stock issuances and a related party loan in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2003 and the results of its operations for the six months then ended. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

5. Subsequent Event Subsequent to June 30, 2003, the Company issued 1,250,000 shares of common stock for $125,000 cash.

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

No revenue was recorded for the three and six month periods ended June 30, 2003 and no revenue has been generated since inception.

Liquidity and Capital Resources

Snocone remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Consequently, Snocone's balance sheet of June 30, 2003, reflects an equity investment of $24,600. The software acquired has been expensed pursuant to accounting principles generally accepted in the United States of America.

The Company has been able to pay its expenses and costs through the increase in its accounts payable. As of June 30, 2003, the Company had a working capital deficiency of $(54,690). The Company needs to raise additional funds through the sale of its common stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of Snocone's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2003, nor did the Company commence any lawsuits during the same period.

Item 2. Changes in Securities and Use of Proceeds.

Changes in Securities

During the quarter ended March 31, 2003 the Company issued 20,000 shares of its common stock for proceeds of $3,200. During the quarter ended June 30, 2003 the Company issued nil shares of common stock. Subsequent to June 30, 2003, the Company issued 1,250,000 shares of common stock for cash of $125,000. The issuance of these shares was exempt under Regulation S, since all the shareholders are non-residents of the U.S.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were put forward to a vote of the security holders of the Company this quarter.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on form 8-K.

Exhibits

31.1	Certification pursuant to Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Snocone Systems Inc.

Date:	August 19, 2003	By: /s/ Mona Remedios
Name: Mona Remedios
Title: President and Director