Form 10QSB
period 2003-09-30
SNOCONE SYSTEMS INC
filed 2003-11-14
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     September  30,  2003
                                       --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from   ________   to  ________.

0-33519
Commission  file  number


                              SNOCONE SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           #98-0360989
         ------                                           -----------
(State  of  Incorporation)                (I.R.S.  Employer Identification No.)


             Suite 440 - 1555 East Flamingo Road, Las Vegas, Nevada  89119
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (604) 683-4001
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]
(2)  Yes  [X]  No  [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 10, 2003, the Issuer had 6,372,000 shares of common stock, par value $0.001, issued and outstanding.

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

     ITEM  3.  CONTROLS  AND  PROCEDURES                                      9

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

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                         10

SIGNATURES


Snocone  Systems  Inc.
(A  Development  Stage  Company)
Balance  Sheets
As  at  September  30,  2003  and  December  31,  2002
(Unaudited)
(expressed  in  U.S.  dollars)
                                                                              September 30,           December 31,
                                                                                      2003                   2002
                                                                                $                       $
Assets
Current
  Cash                                                                                 806                  7,007
Prepaid expense                                                                    100,000                      0
                                                                                   -------                  -----
                                                                                   100,806                  7,007
                                                                                   -------                  -----

Liabilities and Stockholders' Deficiency

Current Liabilities
  Accounts payable                                                                  45,106                 47,628
                                                                                   -------                 ------

Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

6,372,000 shares of common stock issued and outstanding                              6,372                  5,102
                  (5,102,000 shares at December 31, 2002)
Additional Paid-in Capital                                                         143,228                 16,298
                                                                                   -------                 ------
                                                                                   149,600                 21,400
                                                                                   -------                 ------

Deficit Accumulated During the Development Stage                                   (93,900)               (62,021)
                                                                                   -------                 ------
                                                                                    55,700                (40,621)
                                                                                   -------                 ------
                                                                                   100,806                  7,007
                                                                                   -------                 ------





Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
                                                                                                  October 12,
                                            Three       Three        Nine          Nine                 2000
                                            Months      Months       Months        Months           (Date of
                                            Ended       Ended        Ended         Ended           Inception
                                            Sept. 30,   Sept. 30,    Sept. 30,     Sept. 30,      to Sept.30,
                                            2003        2002         2003          2002             2003
                                            $           $            $             $                $
Expenses

Organization expenses                           0             0            0            0              6,228
Software development                            0             0            0            0              5,000
Marketing feasibility                           0             0            0            0             14,500
Administration                              6,214             0       12,214            0             19,046
Professional fees                           3,202         6,165        6,944       12,465             21,674
Rent                                        3,000             0        6,000            0             12,000
Office                                      2,194           204        6,310          306             15,452
                                           ------        ------       ------       ------             ------
                                           14,610         6,369       31,468       12,771             93,900
                                           ------        ------       ------       ------             ------
Net Loss                                  (14,610)       (6,369)     (31,468)     (12,771)           (93,900)

Net Loss Per Share                         (0.003)        (0.00)      (0.006)       (0.00)

Weighted Average Shares
Outstanding                              5,214,500    5,000,000    5,518,666    5,000,000


Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
September 30
                                                                                     October 12, 2000
                                                                                       (Inception) to
                                                                   Nine months           September 30
                                                               2003          2002                2003
                                                               ----          ----                ----
Operating Activities
  Net income (loss)                                        $(31,468)     $(12,771)           $(93,900)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities
 Changes in operating assets and liabilities                 (2,933)       12,771              50,106
                                                            -------        ------              ------

Net cash provided by (used by) operating activities         (34,401)            0             (43,794)
                                                            -------        ------              ------

Investing Activities
  Prepaid expense                                          (100,000)            0            (100,000)
                                                            -------        ------              ------

Financing Activities
  Issuance of shares for cash                               128,200             0             144,600
                                                            -------        ------              ------

Inflow (outflow) of cash                                     (6,201)            0                 806

Cash, beginning of period                                     7,007             0                   0
                                                            -------        ------              ------

Cash, end of period                                         $   806     $       0           $     806
                                                            -------        ------              ------

Supplemental information
  Interest paid                                                $0              $0           $0
  Shares issued for services                                   $0              $0           $5,000
  Corporate income taxes paid                                  $0              $0           $0

Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Deficiency
From  October  12,  2000  (Date  of  Inception)  to  September  30,  2003
(expressed  in  U.S.  dollars)


                                                                                                                 Deficit
                                                                                                            Accumulated During
                                                                                   Additional                     the
                                                              Common Stock          Paid-in                   Development
                                                            Shares    Amount        Capital      Total           Stage
                                                              #         $            $            $             $
Balance - October 12, 2000
(Date of Inception)                                             0         0              0           0              0
Stock issued for $2,000 of organization
expenses                                                2,000,000     2,000              0       2,000              0
Stock issued for software development                   3,000,000     3,000              0       3,000              0
Net loss for the period                                         0         0              0           0        (11,228)
                                                        ---------     -----           ----       -----        -------
Balance - December 31, 2001                             5,000,000     5,000              0       5,000        (11,228)

Stock issued for cash                                     102,000       102         16,298      16,400              0
Net loss for the year                                           0         0              0           0        (38,472)
                                                        ---------     -----           ----       -----        -------
Balance - December 31, 2002                             5,102,000     5,102         16,298      21,400        (62,021)

Stock issued for cash                                   1,270,000     1,270        126,930     128,200              0
Adjustment to net loss                                          0         0              0           0           (411)
Net loss for the period                                         0         0              0           0        (31,468)
                                                        ---------     -----           ----       -----        -------
Balance - September 30, 2003                            6,372,000     6,372        143,228     149,600        (93,900)

------
Snocone  Systems  Inc.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Nine  Months  Ended  September  30,  2003

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

b)  Going  Concern
Since inception, the Company has suffered recurring losses and net cash outflows from operations and at September 30, 2003 has a working capital deficiency of $44,300. The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property. Since its inception, the Company has funded operations through common stock issuances and a related party loan in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2003 and the results of its operations for the nine months then ended. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

No revenue was recorded for the nine month period ended September 30, 2003 and no revenue has been generated since inception.

The Company is currently in the process of completing milestone 2 of its business plan. The Company continues to seek out and negotiate with potential investors for the funding of milestone 3 of its business plan and is also reviewing other business opportunities.

Liquidity  and  Capital  Resources
----------------------------------

During this quarter, the Company issued 1,250,000 shares of common stock for cash of $125,000.

The Company has been able to pay its expenses and costs through the increase in its accounts payable and from proceeds of the above noted financing. As of September 30, 2003, the Company had a working capital deficiency of $44,300.

The Company advanced $100,000 to a sub contractor for the development of the Company's products, the development of new products and proposals for product marketing plans. Please refer to the Company's 8K dated August 1, 2003.

The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and / or attain profitable operations.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item  1.  Legal  Proceedings.
-----------------------------

To the knowledge of Snocone's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2003, nor did the Company commence any lawsuits during the same period.

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

Documents  included  by  reference:  10KSB,  8K


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Snocone  Systems  Inc.


Date:  November  12,  2003                   By:  /s/  Kevin  Day
       -------------------                        ---------------
                                             Name:     Kevin  Day
                                             Title:    President

302  CERTIFICATION*

I,  Kevin  Day,  President  and  acting  Chief Financial Officer,  certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2003
       -------------------

/s/  Kevin  Day
---------------
Kevin  Day,  President  and  Acting  Chief  Financial  Officer


EXHIBIT  99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Snocone Systems Inc. (the "Company") on Form 10-QSB for the nine months ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Day, Chief Executive Officer and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Kevin  Day
---------------
Kevin  Day,  President  and  acting  CFO
Date:  November  12,  2003