Form 10QSB/A
period 2003-03-31
SNOCONE SYSTEMS INC
filed 2004-03-10
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB/A

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


                                  (604) 683-4001
                          -----------------------------
                           (Issuer's telephone number)


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



Date:  March  5,  2004                    By:  /s/  Kevin  Day
       ---------------                         ---------------
                                          Name:  Kevin  Day
                                          Title:    President  and  Director

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

Date:  March  5,  2004
       ---------------



/s/  Kevin  Day
-------------------
Kevin  Day,  President  and  Acting  Chief  Financial  Officer



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