Form 10KSB
period 2003-12-31
SNOCONE SYSTEMS INC
filed 2004-04-15
CIK 1164964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10K-SB

(Mark  one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934       For the fiscal year ended December 31, 2003
                  -------------------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

Commission  file  number:  0-33519
                           -------


                              Snocone Systems Inc.
                              --------------------
                 (Name of small business issuer in its charter)


                Nevada                                    #98-0360989
              ---------                                   -----------
  (State  or  other  jurisdiction  of                  (I.R.S.  Employer
     incorporation  or organization)                  Identification  No.)


Suite  440  -  1555  East  Flamingo  Road
Las  Vegas,  Nevada                                      (604)683-4001
-----------------------------------                      --------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:  $nil
                                                              -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405)
Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Aggregate market value of voting common equity held by non-affiliates as of December 31, 2003: $ NIL
Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2003: N/A

Indicate whether the registrant is an accelerated filer based on the market value of its public float held by non-affiliates at the end of the most recent
second  fiscal  quarter:   [ ]  Yes  [X]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Outstanding  shares  of  common  stock  as  of  December  31,  2003:  6,709,530
Outstanding  shares  of  preferred  stock  as  of  December  31,  2003:  Nil

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [X]   No  [  ]

INDEX to Transitional Annual Report on Form 10-KSB for the Year Ended December 31, 2003

Part  I                                                                    Page
-------                                                                    ----
Item  1      Description  of Business                                         3
Item  2      Description  of Property                                         4
Item  3      Legal  Proceedings                                               4
Item  4      Submission  of  Matters  to  a  Vote  of  Security  Holders      4

Part  II
--------
Item  5      Market for Common  Equity  and  Related  Stockholder Matters     5
Item  6      Management's Discussion and Analysis of Financial Condition
             or Plan  of  Operation                                           5
Item  7      Financial Statements                                             7
Item  8      Changes  In and Disagreements With Accountants on Accounting
             and Financial Disclosure                                        15

Part  III
---------
Item  9      Directors,  Executive  Officers,  Promoters  and  Control  Persons;
             Compliance With  Section  16(a)  of  the Exchange Act           15
Item  10     Executive  Compensation                                         15
Item  11     Security  Ownership  of  Certain  Beneficial  Owners  and
             Management                                                      15
Item  12     Certain  Relationships  and  Related  Transactions              16
Item  13     Exhibits  and Reports on Form 8-K                               17
Item  14     Controls                                                        17
Signatures                                                                   17

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

CORPORATE  BACKGROUND

Snocone Systems Inc. ("Snocone" or the "Company") was incorporated under the laws of the State of Nevada on October 12, 2000, under the name Cogen Systems Inc., and is in its early developmental stage. The Company changed its name to Snocone Systems Inc. on December 6, 2001. To date, Snocone's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has generated no revenues to date, has no assets and has part-time management. In addition, the Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2003.

On October 12, 2000, Snocone acquired the ownership rights to certain software and intellectual property from Walter Williams, the developer of the software, who was compensated two thousand ($2,000) dollars and five thousand (5,000 pre-split) shares of Snocone common stock. The other 25 owners were compensated an aggregate of ten thousand (10,000 pre-split) shares. On December 7, 2001, the Company conducted a 200 for 1 forward stock split, increasing the number of shares of common stock held by the assignors of the assets to 3,000,000 shares.

Snocone's business plan was to produce and sell its software, and related products and services, to specific target markets. The software, intended for computer analysis of genomic and proteomic databases, was expected to be useful to genetic researchers, research institutes, biotech firms, universities and other similar types of customers. The initial plans of Snocone to market the software have been revised to accommodate the market feasibility report, paid for by the Company, which concluded: "it appears unlikely that the Snocone software product would succeed in the human genome research market."

Based on the market feasibility report, the Company signed a Joint Venture Agreement with RBM Financial, Inc. and TwentyTen Investments Corp. in September of 2003, and contracted out the job of identifying the financial viability of this software in terms of generating revenue, and also to explore alternative technologies that would bring revenue into Snocone. Through this Joint Venture Agreement, the Company began developing other software, reviewing additional technology available for purchase and exploring the potential of providing genomic data for flora and fauna research.

Snocone has not commenced commercial operations, has no full-time employees and owns no real estate.

Funding  Its  Business  Plan
----------------------------
The costs of entering the market for the Company's products have been prepaid in the amount of $100,000, of which $35,000 has been spent at December 31, 2003. The Company will use the balance of funds to complete its research and development of its current technology. Subsequently, the Company raised an additional $72,500, by way of loans to the Company. Snocone has revised its estimated requirements for general administration and operating costs to $4,000 per month. Snocone is in the process of finalizing a license agreement with TwentyTen Investments Corp. that is expected to generate $5,000 per month to the Company for providing management and product development services for the SMSofficepools.com business. The license agreement contemplates the issuance of two million Snocone shares to TwentyTen Investments Corp. in return for 85% of all revenues generated for the next five years.

Snocone may need additional capital to carry out its business plan or to engage in a combination with another business, if such opportunity should arise. No commitments to provide additional funds have been made at this time by management or other stockholders.

Competition
-----------
Snocone has no identified direct competition and is looking to provide services to a specific market niche.

Intellectual  Property
----------------------
The Company recognizes the need to file patents, trademarks, and trade names on the unique features of technology. The Company currently holds no such registrations of its intellectual property which it believes could be applied for and should be applied for once funding is available.

Government  Regulation
----------------------
There are no government regulations which apply specifically to the Company's business.

Employees
---------
Currently, the Company has no employees and relies upon its officers, directors, and outside consultants to further its affairs.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company currently has three offices. The Company's USA address is located at 1555 East Flamingo Road, #440, in Las Vegas, Nevada, and serves as the official address for the Company in the U.S. Additionally, the Company has two working offices in British Columbia, Canada. The first are administrative offices, located at 1880 Government Street, #200, in Penticton, British Columbia. The business office is located at 1066 West Hastings Street, Vancouver, BC, and facilitates all software programming requirements. Mr. Day, the President of the Company, works out of this office, for which the telephone number is (604) 683-4001.

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

No matters were submitted to the stockholders during the year ended December 31, 2003.

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

PLAN  OF  OPERATION
-------------------

Snocone's business is still in its development stage. The Company has not generated any revenue to date. Snocone is in the process of finalizing a license agreement with TwentyTen Investments Corp. that is expected to generate $5,000 per month to the Company for providing management and product development services for the SMSofficepools.com business. The Company is exploring the potential of providing genomic data for flora and fauna research. The Company intends to file an 8-K to provide the details of the license agreement once it is final.

On September 2, 2003, the Company entered into a joint venture agreement with RBM Financial Inc. and TwentyTen Investments Corp., for the purposes of identifying means of profitably exploiting its Snocone technology , diversifying its technology platform, and broadening its market base to pursue complementary business opportunities. The Company contributed $100,000 to the joint venture, of which $35,000 has been spent at December 31, 2003. Its joint venture partners will contribute expertise. The Company is currently reviewing other revenue generating technology.

RBM Financial Inc. is a 10 year old private company specializing in the financing and development of both public and private companies. RBM's core management team have a combined 80 years experience managing businesses, assisting in providing venture capital to projects that fit their criteria, as well as investing in various markets around the world.

TwentyTen Investments Corp. has contracted with Mr. Robert Payne, who brings years of experience and knowledge both in funding and producing film and multimedia projects as well as marketing and selling various related projects world wide. Mr. Payne is a multimedia technician in the Motion Picture business and has worked for the last five years in Australia, South East Asia, Europe, Canada and the U.S. for clients such as Eepoch Australia, MTV Asia and Heavy, USA. Mr. Payne is well versed in the emerging wireless media markets and was involved with one of the first Motion Picture wireless web applications created for consumer enjoyment. Mr. Payne is an active entrepreneur who has invested in the multimedia industry, financing films and documentaries in addition to financing companies showing promise in the wireless multimedia arena.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

No material commitments for capital expenditures were made during the year ended December 31, 2003. Snocone remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity.

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

For the most recent fiscal year, 2003, the Company incurred a loss in the amount of $165,526 compared to a loss of $50,793 in 2002. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure and market ready products in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the fiscal year ended December 31, 2003, the Company spent $58,875 towards the development of market ready products.

During the period from October 12, 2000 (date of incorporation) through December 31, 2003, the Company has spent $227,547 in the furtherance of its operations. The Company has not received any revenues to date and, during this period, established an office for its consultants and for its technical and administration activities, as well as provided equipment, such as computers, facsimile machines and telephones, and other office supplies.

The Company is pursuing its joint venture agreement with RBM Financial Inc. and TwentyTen Investments Corp., wherein the Company will provide technical support for technologies in exchange for a percentage of any future revenues.

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


ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Independent  Auditors'  Report                                                8

Balance  Sheets  as  at  December  31,  2003  and  2002  (audited)            9

Statements of Operations for the years ended December 31, 2003 and 2002 and for the  period  from  inception  (October  12,  2000)  through
December  31,  2003  (audited)                                               10

Statements of Cash Flows for the year ended December 31, 2003 and 2002 and for the  period  from inception  (October  12,  2000)  to
December  31,  2003  (audited)                                               11

Statement  of  Stockholder's  Equity  for the period from inception
(October 12, 2000) to December  31,  2003  (audited)                         12

Notes  to  the  Financial  Statements                                        13

Independent  Auditors'  Report
------------------------------
To  the  Stockholders  and  Directors
of  Snocone  Systems  Inc.
(A  Development  Stage  Company)

We have audited the accompanying balance sheets of Snocone Systems Inc. (A Development Stage Company) as at December 31, 2003 and 2002 and the statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002 and for the period from October 12, 2000 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company , as at December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and for the period from October 12, 2000 (Date of Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"MORGAN  &  COMPANY"

CHARTERED  ACCOUNTANTS
Vancouver,  Canada
April  6,  2004

Snocone Systems Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)



                                                       December 31,    December 31,
                                                              2003            2002
                                                        $               $
Assets
Cash                                                         1,042           7,007
Prepaid expense (note 3)                                    65,000               0
----------------------------------------------------------------------------------
                                                            66,042           7,007
                                                            ------           -----

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                            48,593          47,628
Loans payable                                               11,014               0
----------------------------------------------------------------------------------
                                                            59,607          47,628
                                                            ------          ------

Contingent Liability (Note 1)

Stockholders' Equity (Deficiency)

Common Stock:
25,000,000 shares authorized with a par value of $.001;      6,710           5,102
6,709,530 shares issued and outstanding
(5,102,000 prior year)

Additional Paid-in Capital                                 227,272          16,298
----------------------------------------------------------------------------------
                                                           233,982          21,400

Deficit Accumulated During the Development Stage          (227,547)        (62,021)
----------------------------------------------------------------------------------
                                                             6,435         (40,621)
                                                            ------          ------
                                                            66,042           7,007
----------------------------------------------------------------------------------

(The accompanying notes are an integral part of the financial statements)

Snocone Systems Inc.
(A  Development  Stage  Company
Statements  of  Operations
(expressed  in  U.S.  dollars)

                                               Accumulated from
                                               October 12, 2000   For the Year   For the Year
                                             (Date of Inception)         Ended          Ended
                                                 to December 31,   December 31,   December 31,
                                                           2003           2003           2002

Expenses

Software development                                     63,875         58,875              0
Marketing feasibility                                    26,209         12,195         14,014
Rent and administration                                  67,860         49,210         18,650
Professional fees                                        28,711         13,981         14,730
Office                                                   16,644         13,245          3,399
Organization expenses                                     6,228              0              0
Consulting                                               18,020         18,020              0
-----------------------------------------------------  --------      ---------      ---------
                                                        227,547        165,526         50,793
-----------------------------------------------------  --------      ---------      ---------
Net Loss                                               (227,547)      (165,526)       (50,793)
-----------------------------------------------------  --------      ---------      ---------
Net Loss Per Share                                                       (0.03)         (0.00)
-----------------------------------------------------                ---------      ---------
Weighted Average Shares Outstanding                                  5,167,769      5,011,000
-----------------------------------------------------                ---------      ---------

(The accompanying notes are an integral part of the financial statements)

Snocone Systems Inc.
(A Development Stage Company
Statements of Cash Flows
(expressed in U.S. dollars)

                                               Accumulated from
                                               October 12, 2000   For the Year   For the Year
                                             (Date of Inception)         Ended          Ended
                                                 to December 31,   December 31,   December 31,
                                                           2003           2003           2002

Cash Flows to Operating Activities
Net loss                                               (227,547)      (165,526)       (50,793)
Prepaid expense                                         (65,000)       (65,000)             0

Non cash items

Expenses not paid with cash                              69,882         64,882              0
Accounts payable                                         48,593            965         41,400
-----------------------------------------------------  --------       --------        -------

Net Cash Used by Operating Activities                  (174,072)      (164,679)        (9,393)

Net Cash Provided by Financing Activities:
Issuance of common stock                                164,100        147,700         16,400
Loans payable                                            11,014         11,014              0
-----------------------------------------------------  --------       --------        -------
                                                        175,114        158,714
                                                       --------       --------
Net Cash Used by Investing Activities                         0              0              0
-----------------------------------------------------  --------       --------        -------
Change in cash                                            1,042         (5,965)         7,007

Cash - beginning of period                                    0          7,007              0

Cash - end of period                                      1,042          1,042          7,007
-----------------------------------------------------  --------       --------        -------
Non-Cash Financing Activities

A total of 3,000,000 shares were issued for
  the acquisition of technology                           3,000              0              0

A total of 2,000,000 shares were issued for               2,000              0              0
  organization of the Company

A total of 259,530 shares were issued for
  services provided                                      64,882         64,882              0
-----------------------------------------------------  --------       --------        -------
                                                         69,882         64,882              0
-----------------------------------------------------  --------       --------        -------

(The accompanying notes are an integral part of the financial statements)





Snocone Systems Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From October 12, 2000 (Date of Inception) to December 31, 2003
(expressed in U.S. dollars)

                                                                                                  Deficit
                                                                           Additional            Accumulated
                                                          Common Stock       Paid-in             During the
                                                      Shares       Amount    Capital    Total       Stage
                                                         #           $          $         $            $


Balance October 12, 2000 (Date of Inception)               0            0          0         0           0

Stock issued for $2,000 of organization expenses   2,000,000        2,000          0     2,000           0

Stock issued for technology                        3,000,000        3,000          0     3,000           0

Net loss for the period                                    0            0          0         0     (10,758)
-------------------------------------------------  ---------        -----    -------   -------    --------
Balance December 31, 2000                          5,000,000        5,000          0     5,000     (10,758)

Net loss for the year                                      0            0          0         0        (470)
-------------------------------------------------  ---------        -----    -------   -------    --------
Balance December 31, 2001                          5,000,000        5,000          0     5,000     (11,228)
Stock issued for cash                                102,000          102     16,298    16,400           0
Net loss for the year                                      0            0          0         0     (50,793)
-------------------------------------------------  ---------        -----    -------   -------    --------
Balance December 31, 2002                          5,102,000        5,102     16,298    21,400     (62,021)
Stock issued for cash                              1,348,000        1,348    146,352   147,700           0
Stock issued for services                            259,530          260     64,622    64,882           0
Net loss for the year                                      0            0          0         0    (165,526)
-------------------------------------------------  ---------        -----    -------   -------    --------
Balance December 31, 2003                          6,709,530        6,710    227,272   233,982    (227,547)

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

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

     (d)  Net  Loss  Per  Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

     (e)  Income  Taxes

     The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities, and their reported amounts in the financial statements, and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

     (f)  Financial  Instruments

     The Company's financial instruments consist of cash, prepaid expense, accounts payable and loans payable.

     It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

     (g)  Stock  Based  Compensation

     The Company accounts for employee stock based compensation using the intrinsic value method prescribed in "Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation".

3.   Prepaid  Expense

     The Company has advanced $65,000 in connection with the continuing development of its software technology.

4.   Income  Tax

     A reconciliation of statutory federal income tax rates to the company's effective tax rate is as follows:
                                                      2003         2002
                                                      ----         ----
     Expected tax recovery at 34%                 $(56,279)    $(17,270)
     Change  in valuation allowance                 56,279       17,270
     Income  tax  provision                       $      0     $      0

     The  Company  did  not  pay  any  income  tax  in  2003  or  2002.

     Deferred  tax  assets  (liabilities)  at  December  31  were  as follows:

                                                      2003         2002
                                                      ----         ----
     Gross  Tax  Deferred  Asset
     Operating loss carryforwards                 $ 77,366    $  21,087
     Valuation  allowance                          (77,366)     (21,087)
     Net  deferred  tax asset                     $      0    $       0

     The Company has net operating losses carried forward of approximately $227,547 and has provided a full valuation allowance due to the uncertainty of the utilization of the benefit of these losses.


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

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------

This table sets forth the name, age and position of each director and executive officer of the Company :

     NAME               AGE     POSITION
     ----               ---     --------

     Kevin  Day          32     President,  Secretary,  Treasurer  and  Director

     Bruce  MacLean      36     Director

     Kevin Day - Director and President. Mr. Day is President and founder of Riskebiz Internet Services Inc., a Vancouver based business in the computer programming field. For the past 18 months, he has been President for Feed Me Sports Inc., a company that creates wireless web services for the sports industry, being responsible for management and programming.

     Bruce MacLean - Director. Mr. MacLean is a lawyer and has been practising law full time for the past eight years, primarily in the areas of civil and commercial litigation, employment law, as well as general solicitor's work. He is currently engaged as associate counsel with Palkowski and Company Law Corporation, at 703-938 Howe Street, Vancouver, British Columbia, Canada.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

No officer or director of the Company has received any remuneration from the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of March 24, 2004 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                              NUMBER  OF          PERCENTAGE  OF
     NAME                                    SHARES  HELD         SHARES  OWNED
     ----                                    ------------         -------------

     Kevin  Day,  President  and  Director     500,000                 7.4%
     1106  -980  Seymour  Street
     Vancouver,  B.C.  V6B1B5  CANADA

     Bruce  MacLean,  Director                       0                 0.0%
     1855  West  8th  Avenue
     Vancouver  B.C.,  V6J1V9  CANADA

     Jodi  Mullen                              500,000                 7.4%
     115  -  3145  WILSON  STREET
     PENTICTON  BC  V2A  8J3  CANADA

     Jamie Denton                              524,000                 7.8%
     1120  ARGYLE  STREET
     PENTICTON  BC  V2A  5P5  CANADA

     RBM  Financial                            400,000                 6.0%
     #200-1880  GOVERNMENT  STREET
     PENTICTON  BC  CANADA

     TwentyTen  Investments                    600,000                 8.9%
     #587  1917  WEST  FOURTH  AVENUE
     VANCOUVER  BC  V6J  1M7  CANADA

     Mona  Remedios                            600,000                 8.9%
     #3  -  849  Tobruk  Ave.
     North Vancouver, BC  V7P 1V9 CANADA

     Walter  Williams                          400,000                 6.0%
     #26,  16128  -  86th  Avenue
     Surrey,  BC  V4N  3T9  CANADA

     ALL  EXECUTIVE  OFFICERS  AND             500,000                 7.4%
     DIRECTORS  AS  A  GROUP  (2  persons)




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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SNOCONE SYSTEMS INC.

Date:    March  28,  2004          By:       /s/  Kevin  Day
      -------------------                   -----------------
                                   Name:    Kevin  Day
                                   Title:   President,  Secretary  and
                                            Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  Kevin  Day               Date:  March  28,  2004
     ---------------
     Kevin  Day
     President,  Secretary,  Treasurer  and  Director



By:  /s/  Bruce  MacLean           Date:  March  28,  2004
     -------------------
     Bruce  MacLean
     Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin Day, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Snocone Systems Inc. for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.


     By:        /s/  Kevin  Day
               ----------------

     Name:     Kevin  Day
     Title:    Chief  Executive  Officer
     Date:     March  28,  2004


I, Kevin Day, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Snocone Systems Inc. for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.


          By:     /s/  Kevin  Day
                  ---------------

          Name:   Kevin  Day
          Title:  Acting  Chief  Financial  Officer
          Date:   March  28,  2004

                                302 CERTIFICATION

I,  Kevin  Day,  Chief  Executive  Officer,  certify  that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  March  28,  2004               /s/  Kevin Day
                                           --------------
                                           Kevin  Day
                                           Chief  Executive  Officer

                                302 CERTIFICATION

I,  Kevin  Day,  acting  Chief  Financial  Officer,  certify  that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March  28,  2004                /s/  Kevin  Day
                                            ---------------
                                            Kevin  Day
                                            Acting  Chief  Financial  Officer,
                                               and  Director