Form 10QSB
period 2004-03-31
SNOCONE SYSTEMS INC
filed 2004-05-24
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March  31,  2004
                                   --------------------

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


             Suite 440 - 1555 East Flamingo Road, Las Vegas, Nevada
             ------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 01, 2004, the Issuer had 6,709,530 shares of common stock, par value $0.001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [x]

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
                  Statements  of  Operations                                  4
                  Statements  of  Cash  Flows                                 5
                  Statement  of  Stockholder's  Deficiency                    6
                  Notes  to  Financial  Statements                            7

         ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION
                  Plan  of  Operations                                        8
                  Liquidity  and  Capital  Resources                          8
                  Special  Note  Regarding  Forward  Looking  Statements      8

PART  II  -  OTHER  INFORMATION

         ITEM  1.  LEGAL  PROCEEDINGS                                         8

         ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS            9

         ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                         9

         ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS     9

         ITEM  5.  OTHER  INFORMATION                                         9

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                      9

SIGNATURES

Snocone Systems Inc.
(A Development Stage Company)
Balance Sheets
As at March 31, 2004 and December 31, 2003 (Unaudited)
(expressed in U.S. dollars)
                                                                   March 31,    December 31,
                                                                       2004            2003
                                                                          $               $
Assets
Cash                                                                    868           1,042
Prepaid expenses                                                    101,801          65,000
                                                                    -------          ------
                                                                    102,669          66,042
                                                                    -------          ------

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities

Accounts payable                                                     30,372          48,593
Loans payable                                                        88,389          11,014
                                                                    -------          ------
                                                                    118,761          59,607

Stockholders' Equity (Deficiency)

Common Stock:                                                         6,710           6,710
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;
6,709,530 shares of common stock issued and outstanding
(6,709,530 at December 31, 2003)
Additional Paid-in Capital                                          227,272         227,272
                                                                    -------         -------
                                                                    233,982         233,982

Deficit Accumulated During the Development Stage                   (250,074)       (227,547)
                                                                    -------         -------
                                                                    (16,092)          6,435
                                                                    -------         -------
                                                                    102,669          66,042
                                                                    -------         -------



(The  accompanying  notes  are  an  integral  part  of the financial statements)









Snocone Systems Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
(expressed in U.S. dollars)


                                                Three              Three             From
                                         Months Ended       Months Ended       October 12, 2000
                                      March 31,  2004    March 31,  2003     (Date of Inception)
                                                    $                  $         to March 31,
                                                                                     2004
                                                                                       $

Expenses

Marketing feasibility                                0                  0              26,209
Administration                                   3,100              3,000              58,960
Rent                                             1,500              1,500              13,500
Organization                                         0                  0               6,228
Software                                             0                  0              63,875
Professional fees                                2,835                637              31,546
Office                                           7,747                116              24,391
Consulting                                       7,345                  0              25,365

                                                22,527              5,253             250,074


Loss for the period                            (22,527)            (5,253)           (250,074)



Loss Per Share                                   (0.00)             (0.00)


Weighted Average Shares Outstanding          6,709,530          5,109,000





Snocone Systems Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
(expressed in U.S. dollars)
                                                Three              Three             From
                                         Months Ended       Months Ended       October 12, 2000
                                      March 31,  2004    March 31,  2003     (Date of Inception)
                                                    $                  $         to March 31,
                                                                                     2004
                                                                                       $
Cash Flows to Operating Activities
Loss                                          (22,527)           (5,253)           (250,074)

Non cash items

Expenses not paid with cash                         0                 0              69,882
Change in non cash working capital items:
Accounts payable                              (18,221)           (4,543)             30,372
Prepaid expenses                              (36,801)                0            (101,801)
--------------------------------------------  -------            ------              ------
Net Cash Used by Operating Activities         (77,549)           (9,796)           (251,621)
--------------------------------------------  -------            ------              ------
Issuance of common stock                                          3,200             164,100
Loans payable                                  77,375                                88,389
Net Cash Provided by Financing Activities      77,375             3,200             252,489
--------------------------------------------  -------            ------              ------
Net Cash Used by Investing Activities               0                 0                   0
--------------------------------------------  -------            ------              ------

Change in cash                                   (174)           (6,596)                868

Cash beginning of period                        1,042             7,007                   0
--------------------------------------------  -------            ------              ------
Cash end of period                                868               411                 868
--------------------------------------------  -------            ------              ------

Non-Cash Financing Activities

A total of 3,000,000 shares were issued for
   the acquisition of software development costs    0             3,000                   0

A total of 2,000,000 shares were issued for
   organization of the Company                      0             2,000                   0

A total of 259,530 shares were issued for
   services provided                                0                 0              64,882
--------------------------------------------  -------            ------              ------




Snocone Systems Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency (unaudited)
From October 12, 2000 (Date of Inception) to March 31, 2004
(expressed in U.S. dollars)




                                                                                                       Deficit
                                                                             Additional            Accumulated
                                                           Common Stock       Paid-in              During the
                                                        Shares      Amount    Capital     Total     Development
                                                            #          $          $           $          $

Balance October 12, 2000                                     0           0          0         0           0
(Date of Inception)

Stock issued for $2,000 of organization expenses     2,000,000       2,000          0     2,000           0

Stock issued for technology                          3,000,000       3,000          0     3,000           0

Loss for the period                                          0           0          0         0     (10,758)
-------------------------------------------------    ---------       -----    -------   -------     --------
Balance December 31, 2000                            5,000,000       5,000          0     5,000     (10,758)
Loss for the year                                            0           0          0         0        (470)

Balance December 31, 2001                            5,000,000       5,000          0     5,000     (11,228)

Stock issued for cash                                  102,000         102     16,298    16,400           0
Loss for the year                                            0           0          0         0     (50,793)

Balance December 31, 2002                            5,102,000       5,102     16,298    21,400     (62,021)

Stock issued for cash                                1,348,000       1,348    146,352   147,700           0
Stock issued for services                              259,530         260     64,622    64,882           0
Loss for the period                                          0           0          0         0    (165,526)


Balance December 31, 2003                            6,709,530       6,710    227,272   233,982    (227,547)

Loss for the Period                                                                                 (22,527)
-------------------------------------------------    ---------       -----    -------   -------     --------
Balance March 31, 2004                               6,709,530       6,710    227,272   233,982    (250,074)

Snocone  Systems  Inc.
(a  Development  Stage  Company)

NOTES  TO  FINANCIAL  STATEMENTS
Three  Months  Ended  March  31,  2004

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

On October 12, 2000, the Company acquired the ownership rights to certain software and intellectual property. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of two thousand ($2,000) dollars was made on behalf of the Company and the Company issued three million (3,000,000) shares of common stock.

b)  Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and at March 31, 2004 has a working capital deficiency of $(16,092). At December 31, 2003, the Company had a working capital deficiency of $(6,435). The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property or to seek more favorable business opportunity. Since its inception, the Company has funded operations through common stock issuances and loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Basis  of  accounting  presentation

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10K-SB for the year ended December 31, 2003.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2004 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

4.     Loans payable

At March 31, 2004, $77,375 of loans payable were convertible to 309,500 common shares of the Company at the creditors' option.

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

Based on the market feasibility report, the Company signed a Joint Venture Agreement with RBM Financial, Inc. and TwentyTen Investments Corp. in September of 2003, and contracted out the job of identifying the financial viability of this software in terms of generating revenue, and also to explore alternative technologies that would bring revenue into Snocone. Through this Joint Venture Agreement, the Company began developing other software, reviewing additional technology available for purchase and exploring the potential of providing genomic data for flora and fauna research. The Company contributed $100,000 to the joint venture, of which $35,000 has been expended at December 31, 2003, with no change to March 31, 2004. The Company has filed an 8-K providing the details of the license agreement. Its joint venture partners will contribute expertise. The Company is currently reviewing other revenue generating technology.

Snocone has finalized a license agreement with TwentyTen Investments Corp. that is expected to generate $5,000 per month to the Company for providing management and product development services for the SMSofficePools.com business. The Company plans to continue to evaluate the potential of providing genomic data for flora and fauna research.

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

Liquidity  and  Capital  Resources
----------------------------------

Snocone remains in the development stage, and Snocone's balance sheet of March 31, 2004, has a shareholders' deficiency of $16,092 at March 24, 2004 ($24,600 at March 31, 2003). Software acquired has been expensed in the amount of $63,875 (March 31, 2003 $nil) pursuant to accounting principles generally accepted in the United States of America.

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. As of March 31, 2004, the Company had a working capital deficiency of $(16,092). The Company needs to raise additional funds through the sale of its common stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

Item  3.  Controls  and  Procedures
-----------------------------------
 (a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the knowledge of Snocone's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2004, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

During the period the Company issued nil shares of its common stock. Use of Proceeds
-----------------

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

                                  Snocone  Systems  Inc.


Date:  May  12,  2004             By:   /s/  Kevin  Day
       --------------                   ---------------
                                  Name:   Kevin  Day
                                  Title:  President,  Secretary  and Treasurer
































CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin Day, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Snocone Systems Inc. for the three months ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.


     By:        /s/  Kevin  Day

          Name:   Kevin  Day

          Title:     Chief  Executive  Officer

          Date:     May  12,  2004



I, Kevin Day, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Snocone Systems Inc. for the three months ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.



          By:        /s/  Kevin  Day

          Name:   Kevin  Day

          Title:     Acting  Chief  Financial  Officer

          Date:    May  12,  2004




















302  CERTIFICATION

     I,  Kevin  Day,  Chief  Executive  Officer,  certify  that:

1.  I  have  reviewed  this annual report  on  Form  10-QSB  of  Snocone Systems
Inc.;

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


     Date:  May  12,  2004                                         /s/  Kevin
                                                                   ----------
Day_________________
                                                                         Kevin
Day,  Chief  Executive  Officer















302  CERTIFICATION

     I,  Kevin  Day,  acting  Chief  Financial  Officer,  certify  that:

     1.  I  have  reviewed  this  annual  report  on  Form  10-QSB  of  Snocone
Systems  Inc.;

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

     Date:  May  12,  2004                /s/  Kevin  Day_________________
                                          ---------------
     Kevin  Day,  Acting  Chief  Financial  Officer  and  Director