Form 10QSB
period 2004-06-30
SNOCONE SYSTEMS INC
filed 2004-08-16
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     June  30,  2004
                                   -------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 6, 2004, the Issuer had 6,709,530 shares of common stock, par value $0.001, issued and outstanding.

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

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                       9

SIGNATURES




Snocone Systems Inc.
(A Development Stage Company)
Balance Sheets
As at June 30, 2004 and December 31, 2003 (Unaudited)
(expressed in U.S. dollars)


                                                                            June 30,    December 31,
                                                                              2004          2003
                                                                               $             $
                                                                           ----------  --------------

Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        145           1,042
Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     86,551          65,000
-------------------------------------------------------------------------  ----------  --------------
                                                                              86,696          66,042
                                                                           ----------  --------------
Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42,944          48,593
Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     96,028          11,014
-------------------------------------------------------------------------  ----------  --------------
                                                                             138,972          59,607
                                                                           ----------  --------------
Stockholders' Equity (Deficiency)

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;
6,709,530 shares of common stock issued and outstanding
(6,709,530 at December 31, 2003). . . . . . . . . . . . . . . . . . . . .      6,710           6,710

Additional Paid-in Capital. . . . . . . . . . . . . . . . . . . . . . . .    227,272         227,272
-------------------------------------------------------------------------  ----------  --------------
                                                                             233,982         233,982
                                                                           ----------  --------------
Deficit Accumulated During the Development Stage. . . . . . . . . . . . .   (286,258)       (227,547)
-------------------------------------------------------------------------  ----------  --------------
                                                                             (52,276)          6,435
                                                                           ----------  --------------
                                                                              86,696          66,042
                                                                           ----------  --------------

    (The accompanying notes are an integral part of the financial statements)



Snocone Systems Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                                                                                    From
                                                                                              October 12,
                                                     Three     Three       Six       Six            2000
                                                    Months    Months    Months    Months        (Date of
                                                     Ended     Ended     Ended     Ended       Inception
                                                   June 30,  June 30,  June 30,  June 30,     to June 30,
                                                      2004      2003      2004      2003            2004
                                                         $         $         $         $               $
                                                   -------   -------   -------   -------  --------------
Expenses

Marketing feasibility. . . . . . . .                     0         0         0         0          26,209
Administration . . . . . . . . . . .                 8,650     3,000    11,750     6,000          67,610
Rent . . . . . . . . . . . . . . . .                 1,500     1,500     3,000     3,000          15,000
Organization . . . . . . . . . . . .                     0         0         0         0           6,228
Software . . . . . . . . . . . . . .                10,000         0    10,000         0          73,875
Professional fees. . . . . . . . . .                 1,442     3,105     4,277     3,742          32,988
Office . . . . . . . . . . . . . . .                 8,701     4,000    16,448     4,116          33,092
Consulting . . . . . . . . . . . . .                 5,891         0    13,236         0          31,256
                                                   -------   -------   -------   -------  --------------
                                                    36,184    11,605    58,711    16,858         286,258
                                                   -------   -------   -------   -------  --------------
Loss for the period. . . . . . . . .               (36,184)  (11,605)  (58,711)  (16,858)       (286,258)
                                                   -------   -------   -------   -------  --------------
Loss per share . . . . . . . . . . .                 (0.01)    (0.01)    (0.01)    (0.01)
                                                   -------   -------   -------   -------
Weighted Average Shares Outstanding
                                                 6,709,530 5,072,000 6,709,530 5,061,000

Snocone Systems Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
(expressed in U.S. dollars)



                                                                                                    From
                                                                                              October 12,
                                                     Three     Three       Six       Six            2000
                                                    Months    Months    Months    Months        (Date of
                                                     Ended     Ended     Ended     Ended       Inception
                                                   June 30,  June 30,  June 30,  June 30,     to June 30,
                                                      2004      2003      2004      2003            2004
                                                         $         $         $         $               $
                                                   -------   -------   -------   -------  --------------

Cash Flows to Operating Activities
Loss . . . . . . . . . . . . . . . . . . . . .     (36,184)  (11,605)  (58,711)  (16,858)      (286,258)

Non cash items

Expenses not paid with cash. . . . . . . . . .           0         0         0         0         69,882
Change in non cash working capital items:
Accounts payable . . . . . . . . . . . . . . .      12,572    11,605    (5,649)   13,658         42,944
Prepaid Expenses . . . . . . . . . . . . . . .      15,250         0   (21,551)        0        (86,551)
--------------------------------------------       -------   -------   -------   -------  --------------
Net Cash Used by Operating Activities               (8,362)        0   (85,911)   (3,200)      (259,983)
--------------------------------------------       -------   -------   -------   -------  --------------
Issuance of Common Stock . . . . . . . . . . .           0         0         0     3,200        164,100
Loans Payable. . . . . . . . . . . . . . . . .       7,639         0    85,014         0         96,028
--------------------------------------------       -------   -------   -------   -------  --------------
Net Cash Provided by Financing Activities            7,639         0    85,014     3,200        260,128
--------------------------------------------       -------   -------   -------   -------  --------------
Net Cash Used by Investing Activities                    0         0         0         0              0
--------------------------------------------       -------   -------   -------   -------  --------------
Change in Cash . . . . . . . . . . . . . . . .        (723)        0      (897)        0            145
Cash beginning of period . . . . . . . . . . .         868         0     1,042         0              0
--------------------------------------------       -------   -------   -------   -------  --------------
Cash end of period . . . . . . . . . . . . . .         145         0       145         0            145
--------------------------------------------       -------   -------   -------   -------  --------------

Non-Cash Financing Activities
A total of 3,000,000 shares were issued
for the acquisition of software development costs        0         0         0         0          3,000
A total of 2,000,000 shares were issued
for organization of the Company                          0         0         0         0          2,000
A total of 259,530 shares were issued
for services provided                                    0         0         0         0         64,882
--------------------------------------------       -------   -------   -------   -------  --------------

Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Deficiency
From  October  12,  2000  (Date  of  Inception)  to  June  30,  2004
(expressed  in  U.S.  dollars)


                                                                                                     Deficit
                                                                                                  Accumulated
                                                                              Additional           During the
                                                                                Paid-in           Development
                                                                Common Stock    Capital    Total     Stage
                                                                  #      $         $         $         $
                                                             ---------  ------  --------  --------  ---------
Balance October 12, 2000
(Date of Inception) . . . . . . . . . . . . . . . . . . . .          0       0         0         0          0

Stock issued for $2,000 of organization expenses             2,000,000   2,000         0     2,000          0

Stock issued for technology . . . . . . . . . . . . . . . .  3,000,000   3,000         0     3,000          0

Loss for the period . . . . . . . . . . . . . . . . . . . .          0       0         0         0    (10,758)
------------------------------------------------------------ ---------  ------  --------  --------   ---------
Balance December 31, 2000 . . . . . . . . . . . . . . . . .  5,000,000   5,000         0     5,000    (10,758)
Loss for the year . . . . . . . . . . . . . . . . . . . . .          0       0         0         0       (470)
------------------------------------------------------------ ---------  ------  --------  --------   ---------
Balance December 31, 2001 . . . . . . . . . . . . . . . . .  5,000,000   5,000         0     5,000    (11,228)

Stock issued for cash . . . . . . . . . . . . . . . . . . .    102,000     102    16,298    16,400          0
Loss for the year . . . . . . . . . . . . . . . . . . . . .          0       0         0         0    (50,793)
------------------------------------------------------------ ---------  ------  --------  --------   ---------
Balance December 31, 2002 . . . . . . . . . . . . . . . . .  5,102,000   5,102    16,298    21,400    (62,021)

Stock issued for cash . . . . . . . . . . . . . . . . . . .  1,348,000   1,348   146,352   147,700          0
Stock issued for services . . . . . . . . . . . . . . . . .    259,530     260    64,622    64,882          0
Loss for the year . . . . . . . . . . . . . . . . . . . . .          0       0         0         0   (165,526)
------------------------------------------------------------ ---------  ------  --------  --------   ---------
Balance December 31, 2003 . . . . . . . . . . . . . . . . .  6,709,530   6,710   227,272   233,982   (227,547)
Loss for the Period . . . . . . . . . . . . . . . . . . . .          0       0         0         0    (58,711)
------------------------------------------------------------ ---------  ------  --------  --------   ---------
Balance June 30, 2004 . . . . . . . . . . . . . . . . . . .  6,709,530   6,710   227,272   233,982   (286,258)
-----------------------------------------------------------  ---------  ------  --------  --------   ---------

 Snocone  Systems  Inc.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Six  Months  Ended  June  30,  2004

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

b)  Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and at June 30, 2004 has a working capital deficiency of $(52,276). At December 31, 2003, the Company had working capital of $6,435. The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property or to seek more favorable business opportunity. Since its inception, the Company has funded operations through common stock issuances and loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2004 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

---------------------------------------------------------------------------
Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
---------------------------------------------------------------------------

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

Based on the market feasibility report, the Company signed a Joint Venture Agreement with RBM Financial, Inc. and TwentyTen Investments Corp. in September of 2003, and contracted out the job of identifying the financial viability of this software in terms of generating revenue, and also to explore alternative technologies that would bring revenue into Snocone. Through this Joint Venture Agreement, the Company began developing other software, reviewing additional technology available for purchase and exploring the potential of providing genomic data for flora and fauna research. The Company contributed $100,000 to the joint venture, of which $35,000 has been expended at December 31, 2003, and another $10,000 expended during the quarter ended June 30, 2004. The Company has filed an 8-K providing the details of the license agreement. Its joint venture partners will contribute expertise. The Company is currently reviewing other revenue generating technology.

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

Liquidity  and  Capital  Resources
----------------------------------

Snocone remains in the development stage, and Snocone's balance sheet of June 30, 2004, has a shareholders' deficiency of $52,276 at June 30, 2004 ($54,690 at June 30, 2003). Software acquired has been expensed in the amount of $73,875 pursuant to accounting principles generally accepted in the United States of America.

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. As of June 30, 2004, the Company had a working capital deficiency of $(52,276). The Company needs to raise additional funds through the sale of its common stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

"anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any "forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

-----------------------------------
Item  3.  Controls  and  Procedures
-----------------------------------

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


                           PART II - OTHER INFORMATION
-----------------------------
Item  1.  Legal  Proceedings
-----------------------------

To the knowledge of Snocone's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2004, nor did the Company commence any lawsuits during the same period.

----------------------------------------------------------
Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

During  the  period  the  Company  issued  nil  shares  of  its  common  stock.

Use  of  Proceeds
-----------------

Not  applicable.

---------------------------------------------
Item  3.  Defaults  Upon  Senior  Securities
---------------------------------------------

Not  applicable.

----------------------------------------------------------------------
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
----------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

-----------------------------
Item  5.  Other  Information
-----------------------------

None.

------------------------------------------------
Item  6.  Exhibits  and  Reports  on  form  8-K
------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Snocone  Systems  Inc.


Date:  August  10,  2004               By:   /s/  Kevin  Day
       -----------------                     ---------------
                                       Name:      Kevin  Day
                                       Title:     President,  Secretary  and
                                                  Treasurer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin Day, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Snocone Systems Inc. for the six months ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.


     By:        /s/  Kevin  Day

     Name:           Kevin  Day

     Title:          Chief  Executive  Officer

     Date:           August  10,  2004



I, Kevin Day, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Snocone Systems Inc. for the six months ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.



          By:        /s/  Kevin  Day

          Name:           Kevin  Day

          Title:          Acting  Chief  Financial  Officer

          Date:           August  10,  2004

302  CERTIFICATION

     I,  Kevin  Day,  Chief  Executive  Officer,  certify  that:

1.  I have reviewed this quarterly report  on  Form  10-QSB  of  Snocone Systems
Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


     Date:  August  10,  2004             /s/  Kevin Day
                                          -------------------------------------
                                          Kevin Day,  Chief  Executive  Officer

302  CERTIFICATION

     I,  Kevin  Day,  acting  Chief  Financial  Officer,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Snocone Systems Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     Date:  August  10,  2004        /s/  Kevin  Day
                                     ---------------
                                     Kevin  Day,  Acting  Chief  Financial
                                                          Officer  and  Director