Form 10QSB
period 2004-09-30
SNOCONE SYSTEMS INC
filed 2004-11-16
CIK 1164964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                For the quarterly period ended September 30, 2004
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                        For the transition period from      to
                                                       ----    ----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, the Issuer had 35,210,846 shares of common stock, par value $0.001, issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS
The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the unaudited Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2003.
                  Balance  Sheets                                            3
                  Statements  of  Operations                                 4
                  Statements  of  Stockholders'  Equity                      5
                  Statement  of  Cash  Flows                                 6
                  Notes  to  Financial  Statements                           7

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                              9

SIGNATURES




Snocone Systems Inc.
(A Development Stage Company)
Balance Sheets
As at September 30, 2004 and December 31, 2003
(expressed in U.S. dollars)


                                                                     September 30,    December 31,
                                                                         2004             2003
                                                                           $               $
                                                                       (Unaudited)
Assets

Cash                                                                          654           1,042
Prepaid Expenses                                                          136,139          65,000


                                                                          136,793          66,042


Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                           28,905          48,593
Loans payable                                                              33,000          11,014
                                                                           61,905          59,607
                                                                  ---------------  --------------


Stockholders' Equity

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;
47,553,900 shares of common stock issued and outstanding
(6,709,530 at December 31, 2003)                                           47,554           6,710
Additional Paid-in Capital                                                370,458         227,272
                                                                          418,012         233,982
                                                                  ---------------  --------------
Deficit Accumulated During the Development Stage                         (343,124)       (227,547)
                                                                           74,888           6,435
                                                                  ---------------  --------------
                                                                          136,793          66,042

(The  accompanying  notes  are  an  integral  part of the financial statements)

Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statements  of  Operations  (Unaudited)
(expressed  in  U.S.  dollars)

                                                                                                      From
                                                                                          October 12, 2000
                                                                                                  (Date of
                                           Three Months Ended        Nine Months Ended           Inception)
                                               September 30             September 30       to September 30,
                                            2004         2003         2004         2003               2004
                                              $            $            $            $            $
Income

Licensing fee . . . . . . . . . . .       25,000            0       25,000            0             25,000
-----------------------------------  -----------  -----------  -----------  -----------          ---------
Expenses

Marketing feasibility . . . . . . .            0            0            0            0             26,209
Administration. . . . . . . . . . .        4,750        6,214       16,500       12,214             72,360
Rent. . . . . . . . . . . . . . . .        1,500        3,000        4,500        6,000             16,500
Organization. . . . . . . . . . . .            0            0            0            0              6,228
Software. . . . . . . . . . . . . .       17,912            0       27,912            0             91,787
Professional fees . . . . . . . . .       (1,442)       3,202        2,836        6,944             31,547
Office. . . . . . . . . . . . . . .        2,047        2,194       18,494        6,310             35,138
Consulting. . . . . . . . . . . . .       57,099            0       70,335            0             88,355
-----------------------------------  -----------  -----------  -----------  -----------          ---------
                                          81,866       14,610      140,577       31,468            368,124
                                     -----------  -----------  -----------  -----------          ---------
Loss for the period . . . . . . . .      (56,866)     (14,610)    (115,577)     (31,468)          (343,124)
-----------------------------------  -----------  -----------  -----------  -----------          ---------
Loss per share. . . . . . . . . . .       (0.002)           0       (0.009)           0
-----------------------------------  -----------  -----------  -----------  -----------
Weighted Average Shares Outstanding   26,819,941   31,287,000   13,461,931   33,111,996
                                     -----------  -----------  -----------  -----------

(The  accompanying  notes  are  an  integral  part of the financial statements)

Snocone  Systems  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Equity
From  October  12,  2000  (Date  of  Inception)  to  September  30,  2004
(Unaudited)
(expressed  in  U.S.  dollars)

                                                                                          Deficit
                                                                                        Accumulated
                                                                          Additional     During the
                                                                            Paid-in     Development
                                                       Common Stock         Capital        Stage         Total
                                                        #           $          $              $            $
Balance October 12, 2000
(Date of Inception) . . . . . . . . . . . . . . .           0        0         0              0            0

Stock issued for $2,000 of organization expenses    2,000,000    2,000         0              0        2,000

Stock issued for technology . . . . . . . . . . .   3,000,000    3,000         0              0        3,000

Loss for the period . . . . . . . . . . . . . . .           0        0         0        (10,758)     (10,758)
-------------------------------------------------  ----------  -------  --------      ---------    ---------
Balance December 31, 2000 . . . . . . . . . . . .   5,000,000    5,000         0              0       (5,758)
Loss for the year . . . . . . . . . . . . . . . .           0        0         0           (470)        (470)
-------------------------------------------------  ----------  -------  --------      ---------    ---------
Balance December 31, 2001 . . . . . . . . . . . .   5,000,000    5,000         0        (11,228)      (6,228)

Stock issued for cash . . . . . . . . . . . . . .     102,000      102    16,298              0       16,400
Loss for the year . . . . . . . . . . . . . . . .           0        0         0        (50,793)     (50,793)
-------------------------------------------------  ----------  -------  --------      ---------    ---------
Balance December 31, 2002 . . . . . . . . . . . .   5,102,000    5,102    16,298        (62,021)     (40,621)

Stock issued for cash . . . . . . . . . . . . . .   1,348,000    1,348   146,352              0      147,700
Stock issued for services . . . . . . . . . . . .     259,530      260    64,622              0       64,882
Loss for the year . . . . . . . . . . . . . . . .           0        0         0       (165,526)    (165,526)
-------------------------------------------------  ----------  -------  --------      ---------    ---------
Balance December 31, 2003 . . . . . . . . . . . .   6,709,530    6,710   227,272       (227,547)       6,435

Stock issued for debt . . . . . . . . . . . . . .     396,120      396    99,426              0       99,030
Stock issued for services . . . . . . . . . . . .     820,000      820    84,180              0       85,000
Effects of stock split. . . . . . . . . . . . . .  39,628,250   39,628   (39,628)             0            0
Loss for the Period . . . . . . . . . . . . . . .           0        0         0       (115,577)    (115,577)
-------------------------------------------------  ----------  -------  --------      ---------    ---------
Balance September 30, 2004. . . . . . . . . . . .  47,553,900   47,554   370,458       (343,124)      74,888
-------------------------------------------------  ----------  -------  --------      ---------    ---------

(The  accompanying  notes  are  an  integral  part of the financial statements)




Snocone Systems Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
(expressed in U.S. dollars)

                                                                                                          From
                                                                                              October 12, 2000
                                                                                            (Date of Inception)
                                                                                               to September 30,
                                                                                                          2004
                                                                        Nine Months Ended
                                                                          September 30
                                                                  2004                  2003
                                                                   $                     $                 $
Cash Flows to Operating Activities
Loss                                                           (115,577)              (31,468)        (343,124)

Non cash items

Non cash expenses  - shares issued for services                  25,000                     0           94,882
Change in non cash working capital items:
Accounts payable                                                (19,688)               (2,933)          28,905
Prepaid Expenses                                                (11,139)             (100,000)         (76,139)

Net Cash Used by Operating Activities                          (121,404)              (34,401)        (295,476)

Issuance of shares for cash                                           0               128,200          164,100
Loan repayments                                                 121,016                     0          132,030

Net Cash Provided by Financing Activities                       121,016               128,200          296,130

Net Cash Used by Investing Activities . . . . . . . . . .             0                     0                0
--------------------------------------------------- -------------------  --------------------       ----------
Change in Cash. . . . . . . . . . . . . . . . . . .                (388)               (6,201)             654
--------------------------------------------------- -------------------  --------------------       ----------
Cash - beginning of period. . . . . . . . . . . . .               1,042                 7,007                0

Cash - end of period. . . . . . . . . . . . . . . .                 654                   806              654
--------------------------------------------------- -------------------  --------------------       ----------
Non-Cash Financing Activities
Shares were issued for the acquisition of software
development costs                                                     0                     0            3,000
Shares were issued for organization of the Company                    0                     0            2,000
Shares were issued for debt . . . . . . . . . . . .              99,030                     0           99,030
Shares were issued for services . . . . . . . . . .              60,000                     0          124,882



(The  accompanying  notes  are  an  integral  part  of the financial statements)

Snocone  Systems  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements
Nine  Months  Ended  September  30,  2004

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

b)  Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations and at September 30, 2004 has a working capital of $74,888 ($6,435 at December 31, 2003). The company expects to continue to incur substantial losses to complete the development and testing of its Intellectual Property or to seek more favorable business opportunity. Since its inception, the Company has funded operations through common stock issuances and loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2004 and the results of its operations for the nine months then ended. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

4.  Loans  Payable

During the three months ended September 30, 2004, $99,030 of loans payable were converted to 2,376,720 (396,120 prior to stock split) common shares of the Company.

5.  Subsequent  Events

Subsequent to the quarter ended September 30, 2004, the Company received $10,000 from TwentyTen Investments Corp. as part of the payments due to the Company as per its Content Distribution and Revenue Sharing Agreement with TwentyTen Investments Corp. Subsequent to September 30, 2004, the Company also received $26,500 in the form of investor loans.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
The following discussion should be read in conjunction with the accompanying unaudited interim financial statements.

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

Based on the market feasibility report, the Company signed a Joint Venture Agreement with RBM Financial, Inc. and TwentyTen Investments Corp. in September of 2003, and contracted out the job of identifying the financial viability of this software in terms of generating revenue, and also to explore alternative technologies that would bring revenue into Snocone. Through this Joint Venture Agreement, the Company began developing other software, reviewing additional technology available for purchase and exploring the potential of providing genomic data for flora and fauna research. The Company contributed $100,000 to the joint venture, of which $35,000 has been expended at December 31, 2003, and another $20,412 expended during the nine months ended September 30, 2004. The Company has filed an 8-K providing the details of the license agreement. Its joint venture partners will contribute expertise. The Company is currently reviewing other revenue generating technology.

Snocone has finalized a license agreement with TwentyTen Investments Corp. that is expected to generate $5,000 per month to the Company for providing management and product development services for the SMSofficePools.com business. During the quarter, Snocone received $25,000 of license fees from TwentyTen Investments Corp. for the months of May through to September 2004. The Company plans to continue to evaluate the potential of providing genomic data for flora and fauna research.

To date, Snocone's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has no assets and has part-time management. In addition, the Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2003.

Liquidity  and  Capital  Resources
----------------------------------
Snocone remains in the development stage, and Snocone's balance sheet of September 30, 2004, has a shareholders' equity of $74,888 at September 30, 2004 ($6,435 at December 31, 2003). Software acquired has been expensed in the amount of $91,787 pursuant to accounting principles generally accepted in the United States of America.

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. As of September 30, 2004, the Company had a working capital of $74,888. The Company needs to raise additional funds through the sale of its common stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item  1.  Legal  Proceedings
----------------------------

To the knowledge of Snocone's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2004, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------
During the quarter, 820,000 (4,920,000 after stock split) of common shares were issued for services and 396,120 (2,376,720) of common shares were issued for debt. The Company also authorized a stock split of 6:1 during this quarter.

Subsequent to September 30, 2004, the Company issued 2,000,000 shares to TwentyTen Investments Corp. as per the terms of the licensing agreement. Also subsequent to this quarter, the Company cancelled 30% of its issued and outstanding common shares in the amount of 15,596,400. The Company subsequently issued 150,000 shares in payment of consulting services, 1,000,000 shares to Riskebiz Internet Services Inc. on closing of the Asset Purchase Agreement for its RISKeye Mobile Viewing and Surveillance Technology, and 103,346 shares in settlement of debt.

Use  of  Proceeds
-----------------

Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities
--------------------------------------------

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
---------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

Item  5.  Other  Information
----------------------------

None.

Item  6.  Exhibits  and  Reports  on  form  8-K
-----------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

8-K  filed  on  September  27,  2004
8-K  filed  on  November  4,  2004

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Snocone  Systems  Inc.

Date:  November  12,  2004                    By:   /s/  Vivian  Kane
       -------------------                          -----------------
                                              Name:      Vivian  Kane
                                              Title:     President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Vivian Kane, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Snocone Systems Inc. for the nine months ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.

          By:        /s/  Vivian  Kane
                     -----------------
          Name:      Vivian  Kane

          Title:     Chief  Executive  Officer

          Date:      November  12,  2004

I, Kevin Day, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Snocone Systems Inc. for the nine months ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Snocone Systems Inc.

          By:        /s/  Kevin  Day
                     ---------------
          Name:      Kevin  Day

          Title:     Acting  Chief  Financial  Officer

          Date:      November  12,  2004

302  CERTIFICATION
I,  Vivian  Kane,  Chief  Executive  Officer,  certify  that:

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

Date:    November  12,  2004     /s/ Vivian  Kane
                                 ----------------

Vivian  Kane,  Chief  Executive  Officer


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

Date:  November  12,  2004     /s/  Kevin  Day
                               ---------------
                               Kevin  Day,  Acting  Chief  Financial  Officer
                                                                   and  Director