Form 10KSB
period 2004-12-31
SNOCONE SYSTEMS INC
filed 2005-04-26
CIK 1164964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10K-SB
                                   (Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004
OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                         Commission file number: 0-33519
                                                 -------
                              SNOCONE SYSTEMS, INC.
                 (Name of small business issuer in its charter)

             Nevada                                      #98-0360989
            ---------                                   -------------
(State  or  other  jurisdiction  of                   (I.R.S.  Employer
 incorporation  or  organization)                    Identification  No.)

 Suite  440  -  1555  East  Flamingo  Road
 Las  Vegas,  Nevada,  89119                           (604)  601-2181
    ---------------------------                         ---------------
(Address of principal executive offices)         (Registrant's  phone  number)

Securities  registered  under  Section  12(b)  of  the  Act:  None
                                                              ----

Securities  registered  under  Section 12(g) of the Act:
Common Stock, par value $0.001  per  share
------------------------------------------
          (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No  [ ]  (2)  Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $  nil
                                                              ----------

As of April 15, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,060,966 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the company.

On April 15, 2005 the registrant had 11,729,952 post reverse stock split shares of common stock, $0.001 par value per share, issued and outstanding.

Outstanding  shares  of  preferred  stock  as  of  December  31,  2004:  Nil

Indicate whether the registrant is an accelerated filer based on the market value of its public float held by non-affiliates at the end of the most recent second fiscal quarter: [ ] Yes [X] No

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]   No  [X]

SNOCONE  SYSTEMS,  INC.
INDEX to Transitional Annual Report on Form 10-KSB for the Year Ended December 31, 2004

Part  I                                                                Page
-------                                                                ----

Item  1      Description  of Business                                     3
Item  2      Description  of Property                                     8
Item  3      Legal  Proceedings                                           8
Item  4      Submission  of  Matters  to  a  Vote  of  Security  Holders  8

Part  II
--------

Item  5      Market for Common Equity and Related Stockholder Matters     8
Item  6      Management's Discussion and Analysis of Financial Condition or
             Plan  of  Operation                                         12
Item  7      Financial Statements                                        15
Item  8      Changes In and Disagreements With Accountants on Accounting
             and Financial  Disclosure                                   32

Part  III
---------

Item  9      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With  Section  16(a)  of  the Exchange Act       33
Item  10     Executive  Compensation                                     34
Item  11     Security  Ownership  of  Certain  Beneficial  Owners  and
             Management                                                  34
Item  12     Certain  Relationships  and  Related  Transactions          35
Item  13     Exhibits  and Reports on Form 8-K                           36
Item  14     Controls                                                    36
Signatures                                                               36

Certifications                                                           37

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

CORPORATE  BACKGROUND

Snocone Systems Inc. ("Snocone" or the "Company") was incorporated under the laws of the State of Nevada on October 12, 2000, under the name Cogen Systems Inc., and is in its early developmental stage. The Company changed its name to Snocone Systems Inc. on December 6, 2001. From inception through December 31, 2004, the company's activities have been organization, directed at raising its initial capital and developing its business plan.

On August 16, 2004 the Company completed a six for one forward stock split. On March 14, 2005, the Company completed a one for five reverse stock split. All share and per share amounts included in this document have taken both the forward split and reverse split into account unless otherwise noted.

On October 12, 2000, Snocone acquired the ownership rights to certain software and intellectual property. Under the terms of the Agreement and Assignment of Intellectual Property Rights, the Company issued three million six hundred thousand shares (3,600,000) for a value of three thousand ($3,000) dollars.

Snocone's business plan was to produce and sell its software, and related products and services, to specific target markets. The software, intended for computer analysis of genomic and proteomic databases, was expected to be useful to genetic researchers, research institutes, biotech firms, universities and other similar types of customers.

The Company signed an agreement with RBM Financial, Inc. and TwentyTen Investments Corp. in September of 2003, contracting out the job of identifying the financial viability of this software in terms of generating revenue, and also to explore alternative technologies that would bring revenue into Snocone. Through this agreement, the Company began developing other software, reviewing additional technology available for purchase and exploring the potential of providing genomic data for flora and fauna research. The Company paid $100,000 as of December 31, 2004.

On May 17, 2004 Snocone finalized a Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp. for which TwentyTen received 400,000 shares of restricted common stock. Under the agreement, the Company received $40,000 from TwentyTen to cover basic operating costs of the SMS OfficePools.com application during the year.

SMS Office Pools is a complete real-time sports and entertainment wireless web service located at http://www.smsofficepools.com. The customer base includes individual fans, "poolies", corporate entities, telecommunication companies and sponsors.

Wireless web services allow people to access the Internet, receive messages, view color pictures, download ringtones, shop and play games on their cell phones. In exchange for a flat monthly fee, users can access the

SMSOfficePools.com service which includes professional hockey, football, auto racing, real-time SMS scoring alerts, and mobile access to pool standings. This service differentiates itself from other fantasy pool services by analyzing and sorting data in real time thus making it that much more exciting for players to see their stats updating as points are being scored. Due to the National Hockey League ("NHL") Lockout, SMS Office Pools was not able to generate the revenue the company anticipated beginning in October.

On April 21, 2005, the parties mutually agreed to terminate the contract. TwentyTen Investments Corp. has agreed to return to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company will issue to TwentyTen Investments 40,000 common shares (which represents 10% of the 400,000 shares issued).

On October 13, 2004 the Company signed a licensing agreement with FitBeautiesMag.com to use Snocone's Mobile Video Streaming Service for FitBeautiesMag's web service. The Company obtained a non-exclusive licensing agreement for a period of one year. Snocone would provide all the system integrations required to enable FitBeautiesMag's expansion into the mobile video streaming and monitoring marketplace. In exchange for providing this system integrations work, Snocone would have a 50% share of the Net Revenue for the application. Net revenue is defined as revenue after carrier splits, taxes, third-party services such as billing, or any other expenses required for operation of the service that must be spent prior to being received by FitBeautiesMag.com and Snocone. Revenue opportunities would come from monthly subscriptions to use the service, bandwidth usage, and flat fees for service access. Sponsorship revenue for this application would be paid out as follows:
75% FitBeautiesMag.com and 25% Snocone. Snocone incurred no costs and earned no revenue in connection with this arrangement.

On October 29, 2004, the Company entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc. ("Riskebiz") for the purpose of acquiring the exclusive, perpetual, worldwide right to publish, market, advertise, promote, distribute, manufacture, sublicense, vend and otherwise use the Assets, known as RISKeye Mobile Viewing and Surveillance Technology ("RISKeye"), owned by Riskebiz. The Company issued two hundred thousand (200,000) shares of restricted common stock for the acquisition.

The RISKeye mobile technology would allow users to monitor closed-circuit television (CCTV), webcams and remote surveillance cameras from their cell phones through Openwave's (Nasdaq: OPWV) widely used WAP 2.0 (Wireless Application Protocol) browser, enabling the application to function on a broad number of handsets worldwide without the need for client side software downloads. This agreement would give Snocone exclusive, perpetual, worldwide rights to publish, market, advertise and promote the RISKeye Mobile Applications.

During this period Mr. Kevin Day, who is the Company's acting Chief Financial Officer and a director, and was the Company's president until September 24, 2004, was appointed Snocone's Chief Technology Advisor, enabling Snocone to take advantage of Mr. Day's expertise in various aspects such as marketing, corporate sales and contracts as well as overseeing application development for the company's mobile solutions. Mr. Day is also the President and majority owner of Riskebiz Internet Services Inc.

On April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately. Riskebiz has agreed to return to the Company the 200,000 common shares issued for the 'RISKeye' mobile viewing technology. In consideration of the termination of the contract and work performed to date by Riskebiz Internet Services, the Company will issue to Riskebiz Internet Services 20,000 common shares (which represents 10% of the 200,000 shares issued).

On November 29, 2004 the Company finalized a license and revenue sharing agreement with SMART-TEK Communications Inc. for Smark-Tek to work with Snocone in developing a joint-venture to market and sell Snocone's 'RISKeye' mobile surveillance viewing technology to its existing and potential client base in exchange for a percentage of the revenues derived from the implementation and usage of Snocone's technology.

On April 1, 2005, Snocone Systems Inc. entered into an Agreement and Plan of Merger with Who's Your Daddy, Inc. ("WYD"), a California corporation, whereby Who's Your Daddy will become a wholly-owned subsidiary of Snocone. Snocone has undertaken to change its name to Who's Your Daddy, Inc., or such other name as agreed by Snocone and WYD, as per the terms of the merger agreement.

The Who's Your Daddy shareholders received four million, five hundred thousand (4,500,000) shares of Snocone stock as a condition of the merger with five hundred thousand (500,000) shares delivered at closing, and four million (4,000,000) shares delivered into an attorney trust account, with a designated escrow agent, with further instructions for the shares to be released on a dollar for dollar earn out basis, based on a monthly payout, with an agreed stock price of $1.00 per share. Of the four million, five hundred thousand (4,500,000) shares of Snocone stock required for closing, one million five hundred thousand (1,500,000) shares were issued from treasury, and the remaining three million (3,000,000) shares were transferred from existing shares already issued. At such time as Who's Your Daddy has generated $4 million in revenues, the 4,000,000 shares will have been fully delivered to Who's Your Daddy shareholders pursuant to this agreement, and shall be deemed to be fully earned.

Who's Your Daddy designs and licenses a variety of products centered around its trademark protected brand, "Who's Your Daddy", which appeals to young men and sports fans who strive for "style with authority". Who's Your Daddy, the company, holds multiple trademark rights to "Who's Your Daddy" in the United States and Europe and is in the process of obtaining trademark rights in Australia, Canada and Japan.

Who's Your Daddy products are available at several major retailers. The business strategy behind Who's Your Daddy focuses on maintaining the edge, energy and humor behind the Who's Your Daddy brand while continuing to build brand awareness and recognition. The Who's Your Daddy brand is uniquely positioned in mass-market retail outlets, offering cutting edge designs with a high quality product at mass market prices. The Who's Your Daddy target market includes young adult males, sports fans and gift buyers for these groups. As part of the Who's Your Daddy strategy, Who's Your Daddy has developed products and events that appeal to these groups and continues to assess opportunities to expand their products and markets. While working on introducing a current product line into wider retail distribution, Who's Your Daddy is expanding the current product line at existing retail locations to include women, junior and toddler lines.

The Company believes that these products will not only generate revenues through licensing fees, but will also increase the intellectual value of the brand and diversify the Who's Your Daddy product line, which currently consists of the right to use its trademark in over 300 product lines ranging from energy drinks to children's books. Who's Your Daddy has hired a licensing manager to seek new licensees domestically and internationally for all product divisions.

Funding  Its  Business  Plan
----------------------------

To date the Company has funded its plans primarily through the issue of stock via private placements, the issue of stock in exchange for technology rights and services, and the issue of stock to settle obligations under various loans.

In 2003, the Company raised $147,700 by way of private placement, and $11,014 in loans. In 2004, Snocone raised $161,516 via loans and received $40,000 under TwentyTen's contract with the Company.

The Company has completed a Merger Agreement with Who's Your Daddy. As per the terms of the merger agreement, the Company is currently negotiating a financing of up to $2,000,000 for funding the Who's Your Daddy business plan.

Competition
-----------

SMS  OFFICE  POOLS
------------------
Challenges come from other programming companies in North America and Europe, including the following companies: OfficePools.com, PoolExpert.com, CBS SportsLine, ESPN. Most competitors offer solutions for HTML services alone or one specific component of wireless services such as text messaging, but do not look at wireless as being one component of a larger web services solution. With a complete technology inventory that includes all facets of wireless as well as conventional web site work, database programming and in house design, the Company believes there is potential for SMS Office Pools to surpass its competitors in this niche market.

Subsequent to the Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp., on April 21, 2005, the parties mutually agreed to terminate the contract effective immediately.

RISKEYE
-------
Competition comes from a number of emerging companies including Cast Sentinal and Mobile Monitor. The RISKeye strategy has been to develop a unique service that would focus on the zoom and resolution capabilities of a mobile monitoring service rather than compete with the many companies in the video streaming market.

Subsequent to the Agreement with Riskebiz Internet Services, on April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately.

WHO'S  YOUR  DADDY,  INC.
-------------------------
Royalties paid to Who's Your Daddy under licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Who's

Your Daddy brand products are subject to extensive competition by numerous domestic and foreign companies with respect to energy drinks, clothing and accessories. Such competitors with respect to energy drinks include the makers of Red Bull, Rock Star and Monster drinks. Such competitors with respect to licensing of the Who's Your Daddy brand include Cherokee, Inc., No Fear and ODM, which license their many brands for products competitive with Who's Your Daddy products. Factors which shape the competitive environment include quality of construction and design of the product, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. Therefore, Who's Your Daddy's success is dependent on its ability and the ability of its licensees to design, manufacture and sell products bearing its brand and to respond to ever-changing consumer demands.

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan will exceed the Company's current resources. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. There is competition for the various sources of venture capital financing, and therefore, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Intellectual  Property
----------------------

The Company recognizes the need to file patents, trademarks, and trade names on the unique features of technology. The Company currently holds no such registrations of its intellectual property. Regarding the Company's contracts with TwentyTen and RISKeye, the Company believes intellectual property protection could be applied for and should be applied for once funding is available.

Who's Your Daddy designs and licenses a variety of products centered around its trademark protected brand, "Who's Your Daddy", which appeals to young men and sports fans who strive for "style with authority". Who's Your Daddy, the company, holds multiple trademark rights to "Who's Your Daddy" in the United States and Europe and is in the process of obtaining trademark rights in Australia, Canada and Japan.

Government  Regulation
----------------------

There are no government regulations that apply specifically to the Company's business.

Employees
---------

Snocone has no employees. In the past, the Company has relied upon its officers, directors, and part-time outside consultants to further its affairs.

As of April 11, 2005, Who's Your Daddy employed ten persons. None of these employees are represented by labor unions and Who's Your Daddy believes that its employee relations are satisfactory. The corporate offices of Who's Your Daddy, Inc. are located in San Diego.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company does not own any real property. The Company currently has two registered addresses, and shares office facilities under shared arrangements with a third parties. The Company's USA address is located at 1555 East Flamingo Road, #440, in Las Vegas, Nevada, and serves as the official address for the Company in the U.S. Additionally, the Company had one working office in British Columbia, Canada. Programming services were facilitated at 1066 West Hastings Street, Vancouver, BC. The Company has subsequently completed a merger agreement with Who's Your Daddy, Inc. whose corporate offices are located at:
3131  Camino  del  Rio,  N,  Suite  1650,  San  Diego,  CA  92108.


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

To the knowledge of the company's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

Subsequent to the year ended December 31, 2004, on April 1, 2005, the Company entered into an Agreement and Plan or Merger with Who's Your Daddy Inc., a California corporation. On April 6, 2005, Who's Your Daddy Inc. received notice that Who's Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who's Your Daddy, Inc. and Who's Your Daddy, Inc. was served with the complaint on April 6, 2005. The complaint alleges that Who's Your Daddy, Inc. is infringing the trademark of Who's Ya Daddy, Inc. with respect to clothing (Class
25) and brings federal trademark claims, federal and California unfair competition claims and related claims. The Company believes it has meritorious defenses to these claims, as well as counterclaims against Who's Ya Daddy, Inc. and intends to vigorously defend against these claims.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the stockholders during the year ended December 31, 2004.


PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

Snocone Systems Inc. ("Snocone" or the "Company") was incorporated under the laws of the State of Nevada on October 12, 2000, under the name Cogen Systems Inc. The Company changed its name to Snocone Systems Inc. on December 6, 2001. The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board (OTC_BB) under the symbol SCOS on July 25, 2004, and is now trading under the symbol SCSY.

On May 17, 2004 Snocone finalized a Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp. for which TwentyTen received 400,000 shares of restricted common stock.

Subsequent to the Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp., on April 21, 2005, the parties mutually agreed to terminate the contract effective immediately. TwentyTen Investments Corp. has agreed to return to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company will issue to TwentyTen Investments 40,000 common shares (which represents 10% of the 400,000 shares issued).

On October 29, 2004, the Company entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc., a corporation formed under the laws of British Columbia, Canada ("Riskebiz") to acquire the assets, known as RISKeye Mobile Viewing and Surveillance Technology ("RISKeye"), owned by Riskebiz. The Company issued two hundred thousand (200,000) shares of restricted common stock for the asset.

Subsequent to the Agreement with Riskebiz Internet Services, on April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately. Riskebiz has agreed to return to the Company the 200,000 common shares issued for the 'RISKeye' mobile viewing technology. In consideration of the termination of the contract and work performed to date by Riskebiz Internet Services, the Company will issue to Riskebiz Internet Services 20,000 common shares (which represents 10% of the 200,000 shares issued).

On August 16, 2004 the Company completed a five for one forward split. Immediately following the forward stock split the number of issued and outstanding shares in the company totalled 47,553,900 (9,510,780 post reverse split).

On November 3, 2004 the Company cancelled 30% of the Company's issued and outstanding common stock in the amount of 15,596,400 (3,119,280 post reverse split) shares. These shares were owned by directors and other shareholders. Following the cancellation, the number of issued and outstanding shares in the Company totalled 35,210,845 (7,042,169 post reverse split).

Subsequent to the quarter ended December 31, 2004, on February 28, 2005 the Company reinstated the 15,596,400 (3,119,280 post reverse split) shares previously voluntarily cancelled for no consideration. The shares were owned by directors and other shareholders. Following the reinstatement, the number of issued and outstanding shares in the Company totalled 50,807,245.

Subsequent to the quarter ended December 31, 2004, on March 14, 2005 the company completed a one for five reverse stock split. Following the reverse stock split the number of issued and outstanding shares in the Company totalled 10,161,452.

Subsequent to December 31, 2004, the Company cancelled and transferred 3,000,000 shares to Who's Your Daddy under the terms of the merger agreement. The balance of the 1,500,000 shares due under the merger agreement were issued from treasury.

Subsequent to the quarter ended December 31, 2004, on April 1, 2005 the Company entered into an Agreement and Plan or Merger with Who's Your Daddy Inc., a California corporation, with the surviving entity being Snocone, a Nevada domiciled public company, which will immediately undertake to change its name to Who's Your Daddy, Inc. as per the terms of the merger agreement.

As a condition of the merger, the Who's Your Daddy shareholders received four million, five hundred thousand (4,500,000) shares of Snocone stock. The shares of Snocone stock were delivered as follows: five hundred thousand (500,000) shares delivered at closing, and the remaining four million (4,000,000) shares delivered into an attorney trust account, with a designated escrow agent, with further instructions that the shares shall be released on a dollar for dollar earn out basis, based on a monthly payout, with an agreed stock price of $1.00 per share. At such time as Who's Your Daddy has generated $4 million in revenues, the 4,000,000 share will have been fully delivered to Who's Your Daddy and its shareholders pursuant to this agreement, and shall be deemed to be fully earned.

The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated, since the Company's stock began trading. Such prices are inter dealer prices without retail mark ups, markdowns or commissions and may not represent actual transactions.

QUARTER  ENDED                             HIGH           LOW
--------------                             ----           ---

September  30,  2004                      $1.19          $0.10
(POST  5  for  1  Reverse  Split)         $5.95          $0.50
December  31,  2004                       $1.84          $0.67
(POST  5  for  1  Reverse  Split)         $9.20          $3.35

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings, if any are achieved, in the continued development and operation of its business. Any payment of dividends would depend upon the company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the Company's fiscal year ended December, 2003, the Company issued 1,617,600 shares for cash and 311,436 shares for services. The sale of these securities was exempt from registration pursuant to Regulation S.

On May 17, 2004, the Company issued 400,000 shares of common stock to TwentyTen Investments Corp. pursuant to a Content Distribution and Revenue Share Agreement. The sale of these securities was exempt from registration pursuant to Regulation S.

Subsequent to the Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp., on April 21, 2005, the parties mutually agreed to terminate the contract effective immediately. TwentyTen Investments Corp. has agreed to return to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company will issue to TwentyTen Investments 40,000 common shares (which represents 10% of the 400,000 shares issued).

On October 29, 2004, the Company issued 200,000 shares of common stock to Riskebiz Internet Services Inc. pursuant to an Asset Purchase Agreement for assets known as RISKeye. The sale of these securities was exempt from registration pursuant to Regulation S.

Subsequent to the Agreement with Riskebiz Internet Services, on April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately. Riskebiz has agreed to return to the Company the 200,000 common shares issued for the 'RISKeye' mobile viewing technology. In consideration of the termination of the contract and work performed to date by Riskebiz Internet Services, the Company will issue to Riskebiz Internet Services 20,000 common shares (which represents 10% of the 200,000 shares issued).

On November 3, 2004, the Company returned 3,119,280 shares that were issued to management, affiliated entities, and other shareholders to treasury for no consideration. Subsequent to December 31, 2004, the Company reinstated these shares.

During the Company's fiscal year ended December 31, 2004, the Company also issued 125,436 shares for services and 496,013 shares in settlement of debt. The sale of these securities was exempt from registration pursuant to Regulation S.

Subsequent to December 31, 2004, the Company entered into an Agreement and Plan of Merger with Who's Your Daddy, Inc. The Who's Your Daddy shareholders received four million, five hundred thousand (4,500,000) shares of Snocone stock, as a condition of the merger. The shares of Snocone stock were delivered as follows: five hundred thousand (500,000) shares delivered upon the Closing, and the remaining four million (4,000,000) shares were delivered into an attorney trust account, with a designated Escrow Agent, with further instructions that the shares shall be released on a dollar for dollar earn out basis, based on a monthly payout, with an agreed stock price of $1.00 per share. At such time as WYD has generated $4 million in revenues, the 4,000,000 shares will have been fully delivered to WYD and its shareholders pursuant to this Agreement, and shall be deemed to be fully earned. The issuance of the shares were exempt from registration pursuant to Section 4 (2) of the Securities Act as a transaction not involving a public offering of securities.

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

The following discussion should be read in conjunction with the financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed above. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

PLAN  OF  OPERATION
-------------------

The Company's business is still in the development stage. On September 2, 2003, the Company entered into a joint venture agreement with RBM Financial Inc. and TwentyTen Investments Corp., for the purposes of identifying means of profitably exploiting its Snocone technology, diversifying its technology platform, and broadening its market base to pursue complementary business opportunities. The Company contributed $100,000 to the joint venture. All of the funds were expended as of December 31, 2004.

On May 26, 2004 Snocone finalized a license agreement with TwentyTen Investments Corp. Under the agreement, the Company spent $882,600 purchasing market ready products, and recorded related amortization and impairment costs amounting to $480,000. Under the agreement, the Company received $40,000 from TwentyTen to cover basic operating costs of the SMS OfficePools.com application during the year.

Subsequent to the Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp., on April 21, 2005, the parties mutually agreed to terminate the contract effective immediately.

During the period from October 12, 2000 (date of inception of Cogen) through December 31, 2004, the Company engaged in no significant operations other than organization activities and research and development. The Company received no revenues. For the 2004 fiscal year, the company incurred a loss in the amount of $1,190,206, compared to a loss of $165,526 in the previous year. Most of the expenses incurred both years were for consulting fees provided to the Company for the purpose of increasing the Company's business presence and effort to develop its business plan. For the 2003 and 2004 fiscal years, the Company expended $43,210 in 2003 and $4,839 in 2004 for administration costs, $58,875 in 2003 and $79,565 in 2004 for software development costs, plus $18,020 in 2003 and $317,781 in 2004 for consulting costs. Operations costs over the next year will depend on a number of factors, including costs with respect to the Who's Your Daddy business plan.

On October 29, 2004, the Company entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc., a corporation formed under the laws of British

Columbia, Canada ("Riskebiz") to acquire the assets, known as RISKeye Mobile Viewing and Surveillance Technology ("RISKeye"), owned by Riskebiz. The Company issued two hundred thousand (200,000) shares of restricted common stock for the asset.

Subsequent to the Agreement with Riskebiz Internet Services, on April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately.

Subsequent to the quarter ended December 31, 2004, on April 1, 2005 the Company completed an Agreement and Plan of Merger with Who's Your Daddy for four million, five hundred thousand (4,500,000) shares of Snocone stock. Who's Your Daddy designs and licenses a variety of products centered around its trademark protected brand, "Who's Your Daddy", which appeals to young men and sports fans who strive for "style with authority". Who's Your Daddy, the company, holds multiple trademark rights to "Who's Your Daddy" in the United States and Europe and is in the process of obtaining trademark rights in Australia, Canada and Japan.

Who's Your Daddy products are available at several major retailers. The business strategy behind Who's Your Daddy focuses on maintaining the edge, energy and humor behind the Who's Your Daddy brand while continuing to build brand awareness and recognition. The Who's Your Daddy brand is uniquely positioned in mass-market retail outlets, offering cutting edge designs with a high quality product at mass market prices. The Who's Your Daddy target market includes young adult males, sports fans and gift buyers for these groups. As part of the Who's Your Daddy strategy, Who's Your Daddy has developed products and events that appeal to these groups and continues to assess opportunities to expand their products and markets. While working on introducing a current product line into wider retail distribution, Who's Your Daddy is expanding the current product line at existing retail locations to include women, junior and toddler lines. The Company believes that these products will not only generate revenues through licensing fees, but will also increase the intellectual value of the brand and diversify the Who's Your Daddy product line, which consists of the right to use its trademark in over 300 products ranging from energy drinks to children's books. Who's Your Daddy has hired a licensing manager to seek new licensees domestically and internationally for all product divisions.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company issued 600,000 shares for technology during 2004. Snocone remains in the development stage.

As at December 31, 2004, the Company had a working capital deficit of $103,941 compared with a working capital surplus of $6,435 at December 31, 2003. The Company plans to utilize debt and/or equity financings to fund its short-term and long-term growth. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. Subsequent to year end, the Company received $36,000 by way of private placement.

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

For the most recent fiscal year, 2004, the Company incurred a loss in the amount of 1,190,206 compared to a loss of $165,526 in 2003. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure and market ready products in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from October 12, 2000 (date of incorporation) through December 31, 2004, the Company has incurred an accumulated net loss of $1,417,753, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities.

Subsequent to the quarter ended December 31, 2004, the Company completed an Agreement and Plan of Merger with Who's Your Daddy.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Report  of  Independent  Registered  Public  Accounting  Firm                15

Balance  Sheets  as  at  December  31, 2004 and 2003 (audited)               16

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from inception (October 12, 2000) through December 31, 2004 (audited)
                                                                             17

Statements of Cash Flows for the year ended December 31, 2004 and 2003 and for the period from inception (October 12, 2000) to December 31, 2004 (audited)
                                                                             18

Statement  of  Stockholder's  Equity  for the period from inception (October 12,
2000)  to  December  31,  2004  (audited)                                    19

Notes  to  the  Financial  Statements

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Snocone  Systems  Inc.
(A  Development  Stage  Company)

We have audited the accompanying balance sheets of Snocone Systems Inc. (a development stage company) as at December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended, December 31, 2004 and 2003, and for the cumulative period from inception, October 12, 2000 to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003, and the results of its operations and its cash flows for the periods indicated in conformity with U.S. generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $1,417,753 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  Canada                                         "Morgan and Company"
April  22,  2005                                          Chartered  Accountants

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)





                                                              DECEMBER 31
                                                            2004        2003
                                                        ---------  ----------

ASSETS

CURRENT
Cash                                                    $   1,455   $   1,042
Prepaid expenses                                            5,050      65,000
                                                        ---------  ----------
                                                        $   6,505   $  66,042

Technology (Note 3)                                       402,600           -
                                                        ---------  ----------
                                                        $ 409,105   $  66,042
LIABILITIES

CURRENT
Accounts payable and accrued liabilities                $  52,577   $  48,593
Due to related parties                                     25,369           -
Loans and notes payable  (Note 5(f))                       32,500      11,014
                                                        ---------  ----------
                                                          110,446      59,607
                                                        ---------  ----------

STOCKHOLDERS' DEFICIENCY

COMMON STOCK
Authorized:
100,000,000 common shares with a par value of $0.001
 20,000,000 preferred shares with a par value of $0.001

Issued and outstanding:
    7,042,169 common shares at December 31, 2004 and
    8,051,436 common shares at December 31, 2003
    (post stock split and reverse stock split)             7,042       8,051

Additional paid-in capital                             1,709,370     225,931

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE      (1,417,753)   (227,547)
                                                    -------------  ----------
                                                        (298,659)      6,435
                                                    -------------  ----------
                                                    $    409,105   $  66,042
CONTINGENCY (Note 1(c))

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)



                                                                             CUMULATIVE
                                                                             PERIOD FROM
                                                                              INCEPTION
                                                                              OCTOBER 12
                                                      YEARS ENDED              2000 TO
                                                      DECEMBER 31            DECEMBER 31
                                                   2004         2003            2004
                                                 -------       ------        ------------

INCOME
Revenue. . . . . . . . . . . . . . . . . . . .  $       -   $        -   $         -

EXPENSES
Impairment in value of technology rights          321,600            -       321,600
Consulting . . . . . . . . . . . . . . . ..       317,781       18,020       335,801
Technology rights acquired (Note 4(b)) .  .       200,000            -       200,000
Amortization of technology rights                 158,400            -       158,400
Software . . . . . . . . . . . . . . . . . .       79,565       58,875       143,440
Professional fees. . . . . . . . . . . .  .        33,040       13,981        61,751
Office . . . . . . . . . . . . . . . . . . .       19,953       13,245        36,597
Interest expense . . . . . . . . . . . . . . .     18,306            -        18,306
Investor relations . . . . . . . . . . . . .       16,134            -        16,134
Rent . . . . . . . . . . . . . . . . . . . .       13,500        6,000        25,500
Filing and transfer agent fees . . . . . . . .      7,088            -         7,088
Administration . . . . . . . . . . . . . . . .      4,839       43,210        60,699
Marketing feasibility. . . . . . . . . . . . .          -       12,195        26,209
Organization . . . . . . . . . . . . . . . . .          -            -         6,228
                                                1,190,206      165,526     1,417,753
                                                -------------  -----------  ------------
NET LOSS FOR THE PERIOD. . . . . . . . .  .  $ (1,190,206)  $ (165,526)  $(1,417,753)

BASIC AND DILUTED LOSS PER SHARE . . . . ..  $      (0.14)  $    (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   8,552,842    6,201,323

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)



                                                                               CUMULATIVE
                                                                              PERIOD FROM
                                                                               INCEPTION
                                                                               OCTOBER 12
                                                          YEARS ENDED            2000 TO
                                                          DECEMBER 31          DECEMBER 31
                                                      2004          2003         2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period. . . . . . . . . . . . .  $ (1,190,206)  $(165,526)  $(1,417,753)
Add:  Non-cash items:
Amortization of technology rights                      158,400           -       158,400
Impairment of technology rights                        321,600           -       321,600
Stock issued for services. . . . . . . . . . . .       242,500      64,882       312,382
Beneficial conversion feature of convertible notes
   Recorded as interest expense                         17,300           -        17,300
Stock issued for technology rights . . . . . . .       200,000           -       200,000
                                                  -------------  ----------  ------------
                                                      (250,406)   (100,644)     (408,071)
                                                  -------------  ----------  ------------
Change in non-cash working capital items:
Accounts payable and accrued liabilities . . . .         3,984         965        52,577
Due to related parties                                  25,369           -        25,369
Prepaid expenses . . . . . . . . . . . . . . . .        59,950     (65,000)       (5,050)
                                                  -------------  ----------  ------------
                                                      (161,103)   (164,679)     (335,175)
                                                  -------------  ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash. . . . . . . . . . . . . .             -     147,700       164,100
Proceeds from loans. . . . . . . . . . . . . . .       161,516      11,014       172,530
                                                  -------------  ----------  ------------
                                                       161,516     158,714       336,630
                                                  -------------  ----------  ------------

CHANGE IN CASH . . . . . . . . . . . . . . . . .           413      (5,965)        1,455

CASH, BEGINNING OF PERIOD. . . . . . . . . . . .         1,042       7,007             -
                                                  -------------  ----------  ------------

CASH, END OF PERIOD. . . . . . . . . . . . . . .  $      1,455   $   1,042   $     1,455
                                                  -------------  ----------  ------------

NON-CASH FINANCING ACTIVITIES
Stock issued for technology. . . . . . . . . . .  $  1,082,600   $       -   $ 1,085,600
Stock issued for the organization of the Company  $          -   $       -   $     2,000
Stock issued for debt. . . . . . . . . . . . . .  $    157,330   $       -   $   157,330
Stock issued for services. . . . . . . . . . . .  $    242,500   $  64,882   $   307,382
                                                  -------------  ----------  ------------

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          PERIOD FROM INCEPTION, OCTOBER 12, 2000, TO DECEMBER 31, 2004
                            (STATED IN U.S. DOLLARS)



                                                                                            DEFICIT
                                                           COMMON STOCK                   ACCUMULATED
                                                       NUMBER               ADDITIONAL     DURING THE
                                                         OF                  PAID-IN      DEVELOPMENT
                                                       SHARES       AMOUNT   CAPITAL         STAGE         TOTAL

Balance, October 12, 2000 (Date of inception)               -       $    -   $      -     $         -     $     -

Stock issued for $2,000 of organization expenses    2,400,000        2,400       (400)              -       2,000
Stock issued for technology   . . . . . . . . .     3,600,000        3,600       (600)              -       3,000
Loss for the period . . . . . . . . . . . . . .             -            -          -         (10,758)    (10,758)

Balance, December 31, 2000. . . . . . . . . . .     6,000,000        6,000     (1,000)        (10,758)     (5,758)

Loss for the year . . . . . . . . . . . . . . .             -            -          -            (470)       (470)

Balance, December 31, 2001. . . . . . . . . . .     6,000,000        6,000     (1,000)        (11,228)     (6,228)

Stock issued for cash . . . . . . . . . . . . .       122,400          122     16,278               -      16,400
Loss for the year . . . . . . . . . . . . . . .             -            -          -         (50,793)    (50,793)

Balance, December 31, 2002. . . . . . . . . . .     6,122,400        6,122     15,278         (62,021)    (40,621)

Stock issued for cash (Note 4(e)) . . . . . . .     1,617,600        1,618    146,082               -     147,700

Stock issued under the Performance
   Stock Plan (Note 4(d))                             311,436          311     64,571               -      64,882
Loss for the year . . . . . . . . . . . . . . .             -            -          -        (165,526)   (165,526)

Balance, December 31, 2003. . . . . . . . . . .     8,051,436        8,051    225,931        (227,547)      6,435

Stock issued for debt (Note 4(f)) . . . . . . .       496,013          496    156,834               -     157,330

Stock issued under the Performance
   Stock Plan (Note 4(d))                             888,564          889     73,158               -      74,047
Stock issued for services (Note 4(g)) . . . . .       125,436          125    168,328               -     168,453
Stock issued for technology (Note 4(b)). . . .        200,000          200    199,800               -     200,000
Stock issued for software rights (Note 4(b)). .       400,000          400    882,200               -     882,600
Cancelled stock (Note 4(a)) . . . . . . . . . .    (3,119,280)      (3,119)     3,119               -           -
Loss for the year . . . . . . . . . . . . . . .             -            -          -      (1,190,206) (1,190,206)

Balance, December 31, 2004. . . . . . . . . . .     7,042,169     $  7,042 $1,709,370     $(1,417,753)  $(298,659)

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)


1.     NATURE  OF  OPERATIONS

a)     Organization

Snocone Systems Inc. (the "Company") was incorporated in the State of Nevada on October 12, 2000, under the name Cogen Systems Inc., and is in its early developmental stage. The Company changed its name to Snocone Systems Inc. on December 6, 2001.

The Company's Board of Directors approved a stock split during the year end December 31, 2004 and a reverse stock split after the year end (Note 5 (a)). All share and per share amounts for the year ended December 31, 2004 and comparative amounts for all periods presented have been restated to reflect the forward stock split and the reverse stock split unless otherwise indicated.

b)     Development  Stage  Activities

To date, the Company's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun.

c)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,417,753 for the period from inception, October 12, 2000, to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                         (STATED  IN  U.S.  DOLLARS)

2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Organizational  and  Start  Up  Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

b)     Development  Stage  Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

c)     Use  of  Estimates

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

d)     Technology  Development  Costs

The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once technological feasibility is established, additional development costs and enhancements are capitalized.

Capitalized costs are amortized over the estimated useful lives of the technology or related rights. The Company evaluates carrying amounts for recoverability at least annually, or where impairment indicators otherwise arise. To the extent that carrying costs exceed the estimated present value of future revenues from a technology, the Company records an impairment provision.

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

e)     Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

f)      Income  Taxes

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

g)      Financial  Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and loans payable.

It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

h)      Stock  Based  Compensation

The Company accounts for employee stock based compensation using the intrinsic value method prescribed in "Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123R - "Accounting for Stock Based Compensation".

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

i)     New  Accounting  Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, could have a material effect on the accompanying financial statements.

j)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currencies are translated into U.S. dollars as follows:

i)     monetary  items  at  the  rate  prevailing  at  the  balance  sheet date;
ii)     non-monetary  items  at  the  historical  exchange  rate;
iii) revenue and expense at the average rate in effect during the applicable accounting period.


3.     TECHNOLOGY

On May 17, 2004, the Company acquired the exclusive right, in the United States and Canada, to use certain software applications, "the SMSOfficepool Technology" (Note 5(b)).

The exclusive right was valued on acquisition at $882,600, with an estimated useful life of 3 years. At the time of the acquisition, the Company anticipated that significant revenues would be generated in 2004 and future years as users paid to apply the technology as they followed, primarily, the National Hockey League ("NHL").

The NHL season did not open in September as anticipated and was formally cancelled in January 2005. Accordingly, in October, and again in December, the Company reassessed the carrying values of the technology and made provisions for impairment.

At December 31, 2004, the carrying value of the SMSOfficepool Technology was as follows:

Cost                                 $     882,600
Less:  Accumulated  amortization          (158,400)
Less:  Provision  for  impairment         (321,600)
                                        ------------
                                     $     402,600
                                        ------------

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



4.     INCOME  TAX

A reconciliation of statutory federal income tax rates to the company's effective tax rate is as follows:


                                                     2004               2003
                                                     ====               ====

Expected  tax  recovery  at  34%         $     (1,300,000)     $     (56,279)
Change  in  valuation  allowance                1,300,000             56,279

Income  tax  provision                   $              -      $           -

The  Company  did  not  pay  any  income  tax  in  2004  or  2003.

Deferred  tax  assets  (liabilities)  at  December  31  were  as  follows:


                                                     2004               2003
                                                     ====               ====

Gross  Tax  Deferred  Asset
Operating  loss  carryforwards           $      1,400,000      $      77,366
Valuation  allowance                           (1,400,000)           (77,366)

Net  deferred  tax  asset                $              -      $           -

The Company has net operating losses carried forward of approximately $1,417,000 and has provided a full valuation allowance due to the uncertainty of the utilization of the benefit of these losses.


5.     SHARE  CAPITAL

a)     Issued  Shares

On August 16, 2004, the Company's Board of Directors approved a 6:1 forward stock split. As a result of the stock split, an additional 39,628,250 shares of common stock were issued.

On March 14, 2005, the Company's Board of Directors approved a 5:1 reverse stock split.

On November 3, 2004, 300,000 common shares owned by directors, and 2,719,280 common shares owned by other shareholders were returned to treasury for no proceeds.

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



5.     SHARE  CAPITAL  (Continued)

a)     Issued  Shares  (Continued)

The par value of the common stock remained unchanged at $0.001 and the number of authorized common shares remained unchanged at 100,000,000.

All share and per share amounts for the year ended December 31, 2004 and comparative figures have been restated to reflect the forward stock split and the reverse stock split unless otherwise indicated.

b)     Licenses  and  Technology  Rights  Acquired  for  Shares

On May 17, 2004, the Company agreed to issue 400,000 shares to acquire the exclusive right, in the United States and Canada, to use certain computer software applications (the "SMSOfficepool Technology"). The software applications were developed by a corporation owned by the then-President of the Company and were acquired from TwentyTen Investments Corp. (Note 6). The exclusive right was valued on acquisition at $882,600. The shares, which were issued on October 11, 2004, are restricted securities, and may not be offered for sale, sold or transferred except to shareholders of the affiliated corporation until October 2006. The agreement is effective until May 16, 2009. The agreement is automatically renewed for successive 12 month periods after May 16, 2009 unless notice is given by either party at least 30 days prior to the end of the term or any subsequent renewal period. The agreement may be terminated by either party on 90 days prior written notice. If the agreement is terminated, the restricted shares must be returned to the Company.

On April 21, 2005, the parties mutually agreed to terminate the TwentyTen Investments Agreement (Note 7(d)) effective immediately.

On October 29, 2004, the Company issued 200,000 shares to acquire software from Riskebiz Investment Services, a corporation owned by a director of the Company (the "RISKeye technology"). The software was valued at $200,000. The shares are restricted securities and may not be offered for sale, sold or otherwise transferred until October 2006. The cost of this acquisition has been charged to operations as technological feasibility has not yet been demonstrated.

On April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately (Note 7(e)).

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



5.     SHARE  CAPITAL  (Continued)

c)     Restricted  Stock

The Company's shares began trading on the OTC Bulletin Board effective August 17, 2004.

At December 31, 2004, 1,929,036 outstanding shares of common stock were restricted for periods up to one year and 1,221,449 shares were restricted for periods up to two years.

d)     Performance  Stock  Plan

On December 10, 2003, the Company's Board of Directors registered a Performance Stock Plan which provides for the option and sale of up to 1,200,000 common shares. The Company has issued shares under the Performance Stock Plan to consultants as follows:

                 AWARD        DATE              VALUE
                 =====        ====              =====
               311,436     December  2003    $ 64,882
               888,564     August  2004        74,047
             ---------                       --------
             1,200,000                       $138,929
             ---------                       --------

The shares are subject to escrow restrictions of twelve months from the date of issue.

The awards were granted before the Company's stock began trading and were valued at management's estimated fair values of $0.08 in 2004 (2003 - $0.21).

e)     Stock  Issued  for  Cash

During the year ended December 31, 2003, the Company issued 1,617,600 shares for $147,700 under a private placement.

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)


5.     SHARE  CAPITAL  (Continued)

f)     Stock  Issued  for  Loans  and  Notes  Payable

During the year ended December 31 2004, the Company issued shares in settlement of loans payable as follows:



                                                              NUMBER
                                                                OF
                                                              SHARES       VALUE
                                                              ======       =====
Loans outstanding at December 31, 2003 at estimated fair
value of $0.21 per share                                      52,868     $11,014

For loans received during the year ended December 31,
2004 at estimated fair value  of  $0.21  per  share          422,476      88,016

For convertible promissory notes issued and settled during
the year ended December 31, 2004 at face value of the notes   20,669      41,000

Conversion feature value in excess of conversion price for
the convertible notes                                              -      17,300
                                                             -------     -------
                                                             496,013    $157,330
                                                             -------     -------

The loans were non-interest bearing and payable on demand. The convertible promissory notes attracted interest at a Canadian chartered bank's prime rate plus 2% and were payable on demand $32,500 of convertible promissory notes was outstanding at December 31, 2004. These notes, which were convertible at rates to be established by mutual agreement at the time the notes were converted, were converted on March 10, 2005 (Note 8(a)).

g)     Stock  Issued  for  Services

During the year ended December 31, 2004, the Company issued shares for services under consulting contracts as follows:



                                                      NUMBER OF SHARES     VALUE
                                                      ================     =====
At  estimated  fair  value  of  $0.21                     24,000       $   5,000
At  approximate  market  value  of  $1.61                101,436         163,453
                                                      ----------------   -------
                                                         125,436       $ 168,453
                                                      ----------------   -------

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



6.     RELATED  PARTY  TRANSACTIONS

On September 2, 2003, the Company entered into an agreement with RBM Financial Inc. and Twenty Ten Investments Corp. for the provision of programming, marketing and business concept expertise. The programming expertise was provided by Riskebiz, a corporation owned by the then-President of the Company. Under the terms of the agreement, the Company prepaid $100,000 for services provided through August 2004.

Under the terms of the agreement to acquire the SMSOfficepool technology (Note 5(b)), the seller agreed to pay the Company $5,000 per month for up to eight months to cover the basic operating costs of the applications until the service was self-sustaining. The Company received $40,000 during the year.

During the year ended December 31, 2004, the Company paid $25,000 to Riskebiz to operate the SMSOfficepool site and $17,500 (CDN$21,000) to a company owned by the Company's president for advice on acquisitions, strategy, planning and management. Under the terms of a contract, dated September 30, 2004, the Company is committed to pay up to $1,700 (CDN$2,000) per month to its president for up to a year for management services to guide Snocone in the development of its business, products and services.

Under an agreement dated July 1, 2004, the Company contracted with a related management corporation for certain services including secretarial, maintenance of corporate documentation, telecommunications, banking and certain transactions processing functions and office facilities. Under the terms of the contract, the Company is committed to pay $5,000 per month for twelve months, a rate which approximates fair market value. $15,368.85 was owing under the contract at December 31, 2004.


7.     COMMITMENTS


On November 29, 2004, the Company entered into a Revenue Sharing and Product Development agreement with SMART-TEK Communications Inc., amended January 28, 2005, whereby Smart-Tek would earn shares for "their involvement in the design, engineering, sales, manufacturing, technology and expertise with the application(s) or product(s) in partnership with Snocone," and Snocone would earn "50% of the revenues associated with the marketable final product". Subsequently, on January 28, 2005, the parties concluded that they could not identify an application or product to co-develop, produce and market so as to fulfil the agreement. The parties have agreed to review this agreement, and therefore the Company has not moved forward on any commitments to issue options or shares.

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



8.     SUBSEQUENT  EVENTS

a) Under a private placement, dated March 10, 2005, the Company issued 68,500 shares for $68,500. $32,500 of the proceeds were received prior to December 31, 2004.

b) On February 28, 2005, the Company reinstated the 3,119,280 shares that had been returned to the Company for no consideration on November 3, 2004 (Note 5(a)). 3,000,000 of these shares formed part of the purchase consideration for the "Who's Your Daddy Acquisition" (Note 8(c)).

c) On April 1, 2005, the Company acquired all of the issued and outstanding shares of Who's Your Daddy Inc. ("WYD"), a company incorporated in California. Under the terms of the acquisition agreement, the Company issued 1,500,000 shares and delivered an additional 3,000,000 issued and outstanding non-float common shares with an agreed stock price of $1.00 per share. 4,000,000 of the shares were delivered into a trust account with the shares to be released, on a dollar for dollar basis, until such time as WYD has generated $4 million in revenues. In connection with the acquisition:

     - the Company's Board of Directors will expand from three to five members, with the two additional directors appointed by WYD;

     - the Company agreed to reserve up to 4 million shares of common stock for issuance under a private placement financing of not less than $2 million to be funded as follows:

     -    $500,000  to  be  delivered  on  or  before  April  30,  2005;

     -    $1,500,000  to  be  delivered  120  days  thereafter.

In addition, the Company agreed to use its best efforts to raise an additional $3,000,000 of private placement capital within 12 months;

     - the Company undertook to change its name to "Who's Your Daddy" or such other name agreed by the Company and WYD.

On April 6, 2005, Who's Your Daddy Inc. received notice that Who's Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who's Your Daddy, Inc. The complaint alleges that Who's Your Daddy, Inc. is infringing the trademark of Who's Ya Daddy, Inc. with respect to clothing (Class 25) and brings federal trademark claims, federal and California unfair competition claims and related claims. The Company believes it has meritorious defences to these claims, as well as counterclaims against Who's Ya Daddy, Inc. and intends to vigorously defend against these claims.

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



8.     SUBSEQUENT  EVENTS  (Continued)

d) At the time the Company signed its initial Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp. (Note 5(b)), the Company believed it would realize at least the acquisition value from the SMSOfficePools.com service. The Company has since reviewed this acquisition and has come to the conclusion that the value is not materializing as originally anticipated.

On April 21, 2005, the parties mutually agreed to terminate the contract effective immediately. TwentyTen Investments Corp. has agreed to return to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company will issue 40,000 common shares to Twenty Ten Investments.

e) At the time the Company signed its initial Agreement with Riskebiz Internet Services (Note 5(b)), the Company believed it might realize at least the acquisition value from the RISKeye mobile technology. The Company has since reviewed this acquisition, and the Company has come to the conclusion that development is not materializing as originally anticipated.

On April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately. Riskebiz has agreed to return to the Company the 200,000 shares issued for the 'RISKeye' mobile viewing technology. In consideration of the termination of the contract and work performed to date by Riskebiz Internet Services, the Company will issue 20,000 common shares to Riskebiz Internet Services.


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

There are no reportable disagreements on accounting or financial disclosure issues.

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

(a)  Evaluation  of  disclosure  controls  and  procedures

Our President and Principal Executive Officer and our Chief Financial Officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14
(c) of the Exchange Act) as of the end of the small business issuer's most recent fiscal year. Our Officers have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by our Company in its periodic reports that are required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure.

(b)  Changes  in  internal  controls.

Subsequent to the date of their evaluation, there were no corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------

This table sets forth the name, age and position of each director and executive officer of the Company :

NAME                               AGE     POSITION
----                               ---     --------
Vivian  Kane                        47     President
Kevin  Day                          33     Director
Barry  Soper                        56     Director

Vivian Kane - President and Acting CEO since September 24, 2004, Ms. Kane has a B.A. from the University of Alberta and a Project Management Professional (PMP) certification from the Project Management Institute (USA). She has completed additional studies specializing in venture development, entrepreneurship, and intellectual property. Ms. Kane has over 20 years experience in both business management and project management, including: leadership, strategy, operations, finance, HR & training, large portfolio management, business process engineering, change management, and risk management. Her industry experience includes IT, finance, professional services, education, genomics, health, and utilities. Prior to that time, from August 2001 to June 2004, Ms. Kane was Executive Director of Operations for Genome BC a start-up organization that is a leader in international genomics. Prior to that, Ms. Kane was President of Kane Systems Inc., a consulting company.

Kevin Day - Director since August 20, 2003, and President from August 20, 2003 until September 24, 2005, and acting CFO. Mr. Day is President and founder of Riskebiz Internet Services Inc., a Vancouver based business in the computer programming field. He is also President and co-founder of Feed Me Sports Inc., a company that publishes and distributes wireless web services for the sports industry.

Barry Soper - Director. Mr. Soper, a graduate of the University of British Columbia, is a Certified Financial Planner and is a certified advisor with the

Canadian Association of Senior Advisors. (Mr. Soper, who has 25 years of experience as an investment and asset management advisor for many investment groups, also has a decorated sports history.) Mr. Soper and his wife, Louise, were Canadian Ice Dance Champions and World Ice Dance competitors from 1971-1974. In 1979, the Sopers were inducted into the British Columbia Sports Hall of Fame. From 1966 to 1999, Mr. Soper participated in amateur sports at the national level as a competitor, coach and an elected member of the Board of Directors of the Canadian Figure Skating Association. Mr. Soper's sports resume includes significant experience with elite, large-scale sporting events and strong connections at the elite levels of the sporting business.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

No officer or director of the Company has received any remuneration from the Company, in their capacity as an officer or director. Kane Systems Inc. receives fees for management services, provided to the Company, as detailed in
Item  12.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of April 15, 2005 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                              NUMBER  OF          PERCENTAGE  OF
     NAME                                    SHARES  HELD          SHARES  OWNED
     ----                                    ------------          -------------

     Kevin  Day,  Director                       100,000               .0085%
     1106  -980  Seymour  Street
     Vancouver,  B.C.  V6B1B5  CANADA

     TwentyTen  Investments                      480,000               .041%

     Vivian  Kane,  President                          0              0.0%
     Vancouver,  BC

     Barry  Soper,  Director                           0              0.0%
     Vancouver

ALL  EXECUTIVE  OFFICERS  AND                    580,000               .0495%
DIRECTORS  AS  A  GROUP  (3  persons)

CHANGE  IN  CONTROL

The Company is not aware of any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the Company has not received notice of any such effort.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

On October 29, 2004, the Company entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc., to acquire the assets, known as RISKeye Mobile Viewing and Surveillance Technology, owned by Riskebiz. The Company issued two hundred thousand (200,000) shares of restricted common stock for the asset. Mr. Kevin Day, who is a Director of the Company, is the President and majority owner of Riskebiz. Subsequent to the Agreement with Riskebiz Internet Services, on April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately.

Kane Systems Inc. has signed 4 contracts with Snocone since 2002 to provide Snocone with business analyses and management services regarding the Company's technology, product development, business strategy, operations, projects and plans. Kane Systems Inc. is 100% owned by Vivian Kane. Summaries of the contracts are as follow: (1) For the first contract in the amount of $19,500.00 Cdn, dated September 21, 2002, Kane Systems researched and wrote a Market
Feasibility Study to assess the viability of Snocone's software in the human genome research market. (2) For the second contract in the amount of $5,000.00 Cdn, dated June 14, 2004, Kane Systems carried out a Business Evaluation Study to assess the viability of Snocone's business, corporate structure and acquisitions, including the direction of Snocone's genomics research software.
(3) For the third contract, dated September 24, 2004, Kane Systems provided management services to guide Snocone in the development of its business, products and services for 1 year to September 30, 2005 for a monthly fee of $2,000.00 Cdn. As part of this contract, Vivian Kane assumed the role of President of Snocone. (4) For the fourth contract in the amount of $5,000.00 Cdn, dated November 5, 2004, Kane Systems defined a new 6 to 12 month Business Strategy and Budget for Snocone, and wrote a Use of Funds document and budget for presentation to prospective financiers and investors of Snocone. Fee payments to Kane Systems have varied from the contracted amounts as follows. (1) Related to the contract of June 14, 2004, Kane Systems carried out extra work in August 2004, developing a new Business Strategy and Plan for Snocone for a flat fee of $4,000.00 Cdn. (2) Related to the contract of September 24, 2004, Kane Systems varied the volume of its management services from November 2004 on, resulting in a total fee from November 2004 to April 2005 of $1,500.00 Cdn less than the contracted amount.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS:  None.

REPORTS  ON  FORM  8-K:

8-K  filed  11-04-2004

8-K  filed  11-23-2004
8-K  filed  12-03-2004
8-K  filed  04-01-2005
8-K  filed  04-07-2005

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Table  of  Audit  Fees  paid  to  Morgan  &  Company.

Morgan & Company   Audit Services   Audit Related Fees    Tax Fees   Other Fees
2003                  2,782.00               0                0          0
2004                 21,000.00               0                0          0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SNOCONE SYSTEMS INC.

Date:    April  21,  2005                         By:       /s/  Vivian  Kane
      -------------------                                 -------------------
                                                Name:            Vivian  Kane
                                                          -------------------
                                               Title:            President
                                                          -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  Kevin  Day     Date:  April  21,  2005
  ------------------
Kevin  Day
Director


By:  /s/  Barry  Soper    Date:  April  21,  2005
  --------------------
Barry  Soper
Director

CERTIFICATIONS  OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                                   Exhibit  31.1

                                 CERTIFICATIONS

I,  Vivian  Kane,  certify  that

1.  I  have  reviewed this annual report on Form 10-KSB of Snocone Systems Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

April  21,  2005
/s/  Vivian  Kane
-----------------
Vivian  Kane
Acting  Chief  Executive  Officer

CERTIFICATIONS  OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                                   Exhibit  31.2

                                 CERTIFICATIONS

I,  Kevin  Day,  certify  that:

1.  I  have  reviewed this annual report on Form 10-KSB of Snocone Systems Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

April  21,  2005
/s/  Kevin  Day
------------------
Kevin  Day,
Acting  Chief  Financial  Officer

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.1

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Snocone Systems Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Vivian Kane, Acting Chief Executive Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 By:      /s/  Vivian  Kane
          -----------------

 Name:    Vivian  Kane

 Title:   Acting  Chief  Executive  Officer

 Date:    April  21,  2005

[A signed original of this written statement required by Section 906 has been provided to Snocone Systems Inc. and will be retained by Snocone Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.2

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Snocone Systems Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Kevin Day, Acting Chief Financial Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 By:      /s/  Kevin  Day
          ---------------

 Name:    Kevin  Day

 Title:   Acting  Chief  Financial  Officer

 Date:    April  21,  2005

[A signed original of this written statement required by Section 906 has been provided to Snocone Systems Inc. and will be retained by Snocone Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]