Form 10QSB
period 2005-03-31
SNOCONE SYSTEMS INC
filed 2005-05-23
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

0-33519
Commission file number

SNOCONE SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

3131 Camino del Rio, N, Collection 1650, San Diego, CA 92108
(Address of principal executive offices)

(619) 284-4807
 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes  ☒   No ☐  (2) Yes  ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
As of May 01, 2005, the Issuer had 11,729,952 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No  ☒

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

Snocone Systems Inc.
(A Development Stage Company)
Balance Sheets
As at March 31, 2005 and December 31, 2004
(expressed in U.S. dollars)

	March 31,	December 31,
	2005	2004
	$	$
	(Unaudited)

Assets

Current

Cash	2,021	1,455
Prepaid Expenses	-	5,050
	2,021	6,505
Technology	352,275	402,600

	354,296	409,105

Liabilities and Stockholders’ Deficiency

Current

Accounts payable	81,629	52,577
Due to related parties	21,158	25,369
Loans payable	2,295	32,500
	105,082	110,446

Stockholders’ Equity

Common Stock:
Authorized:
20,000,000 common shares with a par value of $0.001
4,000,000 preferred shares with a par value of $0.001

Issued and Outstanding:
10,229,952 common shares at March 31, 2005 and 7,042,169
common shares at December 31, 2004 (post reverse stock
split)	10,230	7,042

Additional Paid-in Capital	1,774,682	1,709,370

Deficit Accumulated During the Development Stage	(1,535,698)	(1,417,753)
	249,214	298,659

(The accompanying notes are an integral part of the financial statements)

Snocone Systems Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
(expressed in U.S. dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31,
	2005	2004	2005

Income
Revenue	$-	$-	$-

Expenses
Impairment in value of technology rights	-	-	321,600
Consulting	20,866	7,345	356,667
Technology rights acquired (Note 4(b))	-	-	200,000
Amortization of technology rights	50,325	-	208,725
Software	-	-	143,440
Professional fees	32,490	2,835	94,241
Office	2,779	7,747	39,376
Interest expense	-	-	18,306
Investor relations	-	-	16,134
Rent	3,000	1,500	28,500
Filing and transfer agent fees	6,966	-	14,054
Administration	2,050	3,100	62,749
Marketing feasibility	(531)	-	25,678
Organization	-	-	6,228
	117,945	22,527	1,535,698

Net Loss For The Period	$(117,945)	$(22,527)	$(1,535,698)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number Of Shares
Outstanding	8,132,571	6,709,530

(The accompanying notes are an integral part of the financial statements)

Snocone Systems Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
(expressed in U.S. dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(117,945)	$(22,527)	$(1,535,698)
Add: Non-cash items:
Amortization of technology rights	50,325	-	208,725
Impairment of technology rights	-	-	321,600
Stock issued for services	-	-	312,382
Beneficial conversion feature of
convertible notes recorded as interest
expense	-	-	17,300
Stock issued for technology rights	-	-	200,000
	(67,620)	-	(475,691)
Change in non-cash working capital items:
Accounts payable and accrued
liabilities	29,052	(18,221)	81,629
Due to related parties	(4,211)	-	21,158
Prepaid expenses	5,050	(36,801)	-
	(37,729)	(77,549)	(372,904)

Cash Flows From Financing Activities
Stock issued for cash	-	-	164,100
Proceeds from loans	38,295	77,375	210,825
	38,295	77,375	374,925

Change In Cash	566	(174)	2,021

Cash, Beginning Of Period	1,455	1,042	-

Cash, End Of Period	$2,021	$868	$2,021

Non-Cash Financing Activities
Stock issued for technology	$-	$-	$1,085,600
Stock issued for the organization of the
Company	$-	$-	$2,000
Stock issued for debt	$68,500	$-	$225,830
Stock issued for services	$-	$-	$307,382

(The accompanying notes are an integral part of the financial statements)

Snocone Systems Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From October 12, 2000 (Date of Inception) to March 31, 2005
(Unaudited)
(expressed in U.S. dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, October 12, 2000 (Date of
inception)	-	$-	$-	$-	$-

Stock issued for $2,000 of organization
expenses	2,400,000	2,400	(400)	-	2,000
Stock issued for technology	3,600,000	3,600	(600)	-	3,000
Loss for the period	-	-	-	(10,758)	(10,758)

Balance, December 31, 2000	6,000,000	6,000	(1,000)	(10,758)	(5,758)

Loss for the year	-	-	-	(470)	(470)

Balance, December 31, 2001	6,000,000	6,000	(1,000)	(11,228)	(6,228)

Stock issued for cash	122,400	122	16,278	-	16,400
Loss for the year	-	-	-	(50,793)	(50,793)

Balance, December 31, 2002	6,122,400	6,122	15,278	(62,021)	(40,621)

Stock issued for cash (Note 5(d))	1,617,600	1,618	146,082	-	147,700
Stock issued under the Performance
Stock Plan (Note 5(c))	311,436	311	64,571	-	64,882
Loss for the year	-	-	-	(165,526)	(165,526)

Balance, December 31, 2003	8,051,436	8,051	225,931	(227,547)	6,435

Stock issued for debt (Note 5(e))	496,013	496	156,834	-	157,330
Stock issued under the Performance
Stock Plan (Note 5(c))	888,564	889	73,158	-	74,047
Stock issued for services (Note 5(f))	125,436	125	168,328		168,453
Stock issued for technology
(Note 5(b))	200,000	200	199,800	-	200,000
Stock issued for software rights (Note 5(b))	400,000	400	882,200	-	882,600
Stock returned for no consideration
(Note 5(a))	(3,119,280)	(3,119)	3,119	-	-
Loss for the year	-	-	-	(1,190,206)	(1,190,206)

Balance, December 31, 2004	7,042,169	7,042	1,709,370	(1,417,753)	(298,659)

Stock reinstated for no consideration	3,119,280	3,119	(3,119)	-	-

Stock issued for debt	68,500	69	68,431	-	68,500

Loss for the quarter	-	-	-	(115,895)	(115,895)

Balance, March 31, 2005	10,229,949	$10,230	$1,774,682	$(1,535,698)	$249,214

(The accompanying notes are an integral part of the financial statements)

Snocone Systems Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Three Months Ended March 31, 2005

1.	Basis for Presentation

Snocone Systems Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2000, under the name Cogen Systems Inc., and is in its early developmental stage. The Company changed its name to Snocone Systems Inc. on December 6, 2001. On April 13, 2005, a majority of the Company’s shareholders approved a change in the Company’s name to Who’s Your Daddy, Inc. from Snocone Systems Inc.

On March 14, 2005, the Company completed a one for five reverse stock split. All share and per share amounts included in this document have taken reverse split into account unless otherwise noted.

The unaudited financial information herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company Form 10KSB for the fiscal year ended December 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined on that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10K-SB for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the three-month period ended March 31, 2005 may not necessarily be indicative of results for the entire year ending December 31, 2005.

2.	Nature of Operations

	a)	Development Stage Activities

To date, the Company’s only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,535,698 for the period from inception, October 12, 2000, to March 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to seek additional capital through a private debt financing (Note 7(d)). The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

	b)	Use of Estimates

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

	c)	Technology Development Costs

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

4.	Share Capital

	a)	Issued Shares

On March 14, 2005, the Company’s Board of Directors approved a 5:1 reverse stock split. Following the reverse stock split the number of issued and outstanding shares in the Company totalled 10,161,452.

The par value of the common stock remained unchanged at $0.001 and the number of authorized common shares was reduced to 20,000,000. Subsequent to March 31, 2005, pursuant to a shareholders' vote, the Company’s authorized capital was increased to 100,000,000 common stock and 20,000,000 preferred stock.

All share and per share amounts for the quarter ended March 31, 2005 and comparative figures have been restated to reflect the reverse stock split unless otherwise indicated.

	b)	Restricted Stock

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At March 31, 2005, 1,909,036 outstanding shares of common stock were restricted for periods up to one year and 1,289,949 shares were restricted for periods up to two years.

	c)	Stock Issued for Loans and Notes Payable

During the quarter ended March 31 2005, the Company issued shares in settlement of loans payable as follows:

	NUMBER
	OF
	SHARES	VALUE
For convertible promissory notes issued settled during the quarter ended
March 31, 2005 at face value of the notes
	68,500	68,500

	68,500	68,500

The convertible promissory notes attracted interest at a Canadian chartered bank’s prime rate plus 2% and were payable on demand. $32,500 of convertible promissory notes was outstanding at December 31, 2005. These notes were converted at rates approximating fair value on March 10, 2005.

d)
On February 28, 2005, the Company reinstated 3,119,280 shares that had been returned to the Company for no consideration on November 3, 2004. 3,000,000 of these shares formed part of the purchase consideration for the “Who’s Your Daddy Acquisition” (Note 7(c)).

5.	Related Party Transactions

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

The Company also paid $6,250 to a company owned by the Company’s then-President for advice on acquisitions, strategy, planning and management. Under the terms of a contract, dated September 30, 2004, the Company is committed to pay up to $1,700 (CDN$2,000) per month to its then-President for up to a year for management services to guide Snocone in the development of its business, products and services.

Under an agreement dated July 1, 2004, the Company contracted with a related management corporation for certain services including secretarial, maintenance of corporate documentation, telecommunications, banking and certain transactions processing functions and office facilities. Under the terms of the contract, the Company is committed to pay $5,000 per month for twelve months, a rate which approximates fair market value. $10,947.85 was owing under the contract at March 31, 2005 (December 31, 2004 - $15,368.85).

6.	Commitment

On November 29, 2004, the Company entered into a Revenue Sharing and Product Development agreement with SMART-TEK Communications Inc., amended January 28, 2005, whereby Smart-Tek would earn shares for “their involvement in the design, engineering, sales, manufacturing, technology and expertise with the application(s) or product(s) in partnership with the Company," and the Company would earn "50% of the revenues associated with the marketable final product". Subsequently, on January 28, 2005, the parties concluded that they could not identify an application or product to co-develop, produce and market so as to fulfil the agreement. The parties have agreed to review this agreement, and therefore the Company has not moved forward on any commitments to issue options or shares.

7.	Subsequent Events

a) On April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy Inc. (“WYD”), a company incorporated in California. Under the terms of the acquisition agreement, the Company issued 1,500,000 shares and delivered an additional 3,000,000 issued and outstanding non-float common shares with an agreed stock price of $1.00 per share. 4,000,000 of the shares were delivered into a trust account with the shares to be released, on a dollar for dollar basis, until such time as WYD has generated $4 million in revenues.

                  On April 6, 2005, Who’s Your Daddy Inc. received notice that Who’s Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who’s Your Daddy, Inc. The complaint alleges that Who’s Your Daddy, Inc. is infringing the trademark of Who’s Ya Daddy, Inc. with respect to clothing (Class 25) and brings federal trademark claims, federal and California unfair competition claims and related claims. The Company believes it has meritorious defences to these claims, as well as counterclaims against Who’s Ya Daddy, Inc. and intends to vigorously defend against these claims.

b)              At the time the Company signed an initial Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp. (Note 5), the Company believed it would realize at least the acquisition value from the SMSOfficePools.com service. The Company has since reviewed this acquisition and has come to the conclusion that the value is not materializing as originally anticipated.

                  On April 21, 2005, the parties mutually agreed to terminate the contract effective immediately. TwentyTen Investments Corp. has agreed to return to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company will issue 40,000 common shares to Twenty Ten Investments.

c)              At the time the Company signed an initial Agreement with Riskebiz Internet Services, a corporation owned by a then-director, the Company believed it might realize at least the acquisition value from the RISKeye mobile technology. The Company has since reviewed this acquisition, and the Company has come to the conclusion that development is not materializing as originally anticipated. On April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately. Riskebiz has agreed to return to the Company the 200,000 shares issued for the 'RISKeye' mobile viewing technology. In consideration of the termination of the contract and work performed to date by Riskebiz Internet Services, the Company will issue 20,000 common shares to Riskebiz Internet Services.

d)              On April 25, 2005, the Company agreed to issue 540,000 restricted common shares, at a price of $.40/share for services rendered since the signing of the agreements in 7 (b) and 7 (c). These shares had not yet been issued as at May 18, 2005.

8)	Financing:

On April 29, 2005, the Company entered into a Securities Purchase Agreement for the sale of (i) $3,750,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 2,628,505 shares of common stock. Pursuant to the Securities Purchase Agreement, the Company also agreed to covenants regarding its business and the use of proceeds.

On April 29, 2005, the Investors purchased $1,250,000 in Notes and received Warrants to purchase 876,170 shares of the Company's common stock. The Company received net proceeds of $1,130,000.00, after deducting expenses of $50,000.00, prepaid interest of $50,000.00 and escrow of $20,000.00 for the payment of key man life insurance. The Company may be required to pay additional expenses from the net proceeds.

The Investors are obligated to provide the Company with the funds as follows: (1) $1,250,000 was disbursed on April 29, 2005; (2) $1,250,000 will be disbursed within five business days of the filing of the Company’s registration statement with the Securities and Exchange Commission (filed May 6, 2005); and (3) $1,250,000 will be disbursed within five business days of the effectiveness of the Company's registration statement. The Notes bear interest at 8% per annum provided that no interest is due or payable for any month in which the Company’s stock price is greater than $1.3375 for each intraday trading price for each trading day of the month. Any amount of principal or interest which is not paid when due bears interest at the rate of 15% per annum from the due date. The Notes mature three years from the date of issuance.

The Notes are convertible into common stock, at the Investors’ option, at a conversion price equal to the lower of (i) $1.00 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock during the 20 trading days before, but not including, the conversion date.

The Company may prepay all or a portion of the principal outstanding under the Notes if no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $1.10 per share. In the event the market price is above $1.10, the Company may prepay all or a portion of the principal outstanding under the Notes if it makes an additional payment equal to the difference between the market price and $1.10 per share for the number of shares into which the Notes would convert.

If the Company elects to prepay the Notes, the Company is required to pay an amount in excess of the outstanding principal under the Notes based on the number of days after issuance of the Notes the Company prepays the Notes. The full principal amount of the Notes and an additional penalty amount are due upon default under the terms of Notes. In addition, the Company has granted the Investors a security interest in substantially all of its assets and intellectual property pursuant to a Security Agreement and an Intellectual Property Security Agreement.

The Warrants are exercisable until five years from the date of issuance at a purchase price of $1.50 per share. In addition, the exercise price of the Warrants is adjusted in the event the Company issues common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

As part of the transaction, the Company also entered into a Registration Rights Agreement dated April 29, 2005 with the Investors pursuant to which the Company has agreed to seek registration of the common stock underlying the Notes and the Warrant with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements. Please also refer to the company’s most recent audited financial statement as filed in the company’s 10KSB dated April 22, 2005.

Plan of Operations

The Company’s business plan was to develop the services for the SMSofficePools.com business and the RISKeye Mobile Viewing and Surveillance Technology.

Subsequent to the quarter ended March 31, 2005, the contracts with Twentyten Investments Corp. and Riskebiz Internet Services Inc. were terminated. Twentyten and Riskebiz agreed to return the common shares issued in 2004. In consideration of the termination of the contract and work performed to date by Twnetyten and Riskeye, the Company on April 22, issued to Twentytyen Investments 40,000 common shares (which represents 10% of the 400,000 shares originally issued), and, issued to Riskeye Internet Services 20,000 common shares (which represents 10% of the 200,000 shares originally issued.

Subequent to the quarter ended March 31, 2005, on April 1, 2005 the Company completed an Agreement and Plan of Merger with Who’s Your Daddy for four million, five hundred thousand (4,500,000) shares of Snocone stock. Who's Your Daddy designs and licenses a variety of products centered around its trademark protected brand, "Who's Your Daddy", which appeals to young men and sports fans who strive for "style with authority". Who's Your Daddy, the company, holds multiple trademark rights to "Who's Your Daddy" in the United States and Europe and is in the process of obtaining trademark rights in Australia, Canada and Japan.

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

To date, the Company’s activities have been primarily organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

Liquidity and Capital Resources

The Company remains in the development stage, and the Company’s balance sheet of March 31, 2005, has a shareholders’ equity of $249,214 at March 31, 2005 ($298,659 at December 31, 2004).

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. As of March 31, 2005, the Company had a working capital deficiency of $103,061 (December 31, 2004 - $103,941). Subsequent to the quarter ended March 31, 2005, the company completed a Merger Agreement with Who’s Your Daddy, Inc. As per the terms of the merger agreement, the Company received the first tranche of funding in the amount of $1,250.000

Please refer to the company’s most recent audited financial statement as filed in the company’s 10KSB dated April 22, 2005

The Company plans to utilize debt and/or equity financings to fund its short-term and long-term growth. The availability of future financing will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of the company’s executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

Subsequent to the year ended December 31, 2004, on April 1, 2005, the Company entered into an Agreement and Plan or Merger with Who’s Your Daddy Inc., a California corporation. On April 6, 2005, Who’s Your Daddy Inc. received notice that Who’s Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who’s Your Daddy, Inc. and Who’s Your Daddy, Inc. was served with the complaint on April 6, 2005. The complaint alleges that Who’s Your Daddy, Inc. is infringing the trademark of Who’s Ya Daddy, Inc. with respect to clothing (Class 25) and brings federal trademark claims, federal and California unfair competition claims and related claims. The Company believes it has meritorious defenses to these claims, as well as counterclaims against Who’s Ya Daddy, Inc. and intends to vigorously defend against these claims.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Changes in Securities

On February 28, 2005 the Company reinstated the 3,119,280 shares previously voluntarily cancelled for no consideration. The shares were owned by directors and other shareholders. 3,000,000 of these shares were transferred to Who’s Your Daddy, Inc. as part of the Merger Agreement

During the quarter ended March 31, 2005, the Company issued 68,500 shares in payment of debt. The issuance of these shares was exempt from registration pursuant to Regulation S since all of the persons issued the shares are nonresidents of the United States

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on form 8-K.

Exhibits

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Reports on Form 8-K

8-K filed on May 5, 2005
8-K filed on May 6, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Snocone Systems Inc.

Date: May 18, 2005	By: /s/ Dan Fleyshman
Name: Dan Fleyshman
Title: President