Form 10QSB
period 2005-06-30
Whos Your Daddy Inc
filed 2005-08-22
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

0-33519
Commission file number

Who’s Your Daddy, Inc.
Exact name of small business issuer as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

3131 Camino del Rio, North, Suite 1650, San Diego, CA 92108
(Address of principal executive offices)

(619) 284-4807
(Issuer's telephone number)

Snocone Systems Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 18, 2005, the Issuer had 13,596,952 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

The Financial Statements of Who’s Your Daddy, Inc. (formerly Snocone Systems Inc.) (referred to herein as the “Company”) required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the unaudited Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2004.

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Balance Sheets
As at June 30, 2005 (Consolidated) and December 31, 2004

	June 30, 2005	December 31,
	(Unaudited)	2004

Assets

Current Assets

Cash	$26,037	$1,455
Inventories	49,400	-
Loans Receivable	8,800	-
Escrow Deposit	20,000	-
Prepaid Expenses	56,483	5,050
Total Current Assets	160,720	6,505

Property, Plant and Equipment

Fixed Assets	68,477	-
Less: Accumulated Depreciation	(6,268)	-
Net Property, Plant and Equipment	62,209	-

Other Assets

Organization Costs, Net	750	-
Trademarks, Net	28,312	-
Technology	-	402,600
Goodwill	300,000	-
Pharb Product Rights	404,383	-
Security Deposits	10,000	-
Total Other Assets	743,445	402,600

Total Assets	$966,374	$409,105

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Balance Sheets
As at June 30, 2005 (Consolidated) and December 31, 2004
(Continued)

	June 30, 2005	December 31,
	(Unaudited)	2004
Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities

Accounts Payable & Accrued Expenses Payable	$380,957	$52,577
Due to Related Parties	286,212	25,369
Loans Payable – Short-Term	40,307	32,500
Due to NIR	1,250,000	-
Current Portion of Long-Term Debt	120,000	-
Total Current Liabilities	2,077,476	110,446

Non-Current Liabilities

Long-Term Debt Net of Current Portion	128,000	-

Total Liabilities	2,205,476	110,446

Stockholders’ Equity (Deficiency)

Preferred Stock $.001 Par Value 20,000,000 Shares
Authorized, 0 Issued	-	-

Common Stock $.001 Par Value 100,000,000 Shares
Authorized. Issued and Outstanding: 12,272,952
Shares at June 30, 2005 and 7,042,169 Shares at
December 31, 2004 (post reverse stock split)	12,273	7,042
Additional Paid-in Capital	2,193,519	1,709,370
Deficit Accumulated During the Development Stage	(3,444,894)	(1,417,753)
Total Stockholders’ Equity (Deficiency)	(1,239,102)	298,659

Total Liabilities and Stockholders’
Equity (Deficiency)	$966,374	$409,105

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004
and for the Period from October 12, 2000 (inception) to June 30, 2005

					CUMULATIVE
					PERIOD FROM
	Three Months Ended		Six Months Ended		INCEPTION
	June 30,		June 30,		OCTOBER 12,
					2000 TO
	2005	2004	2005	2004	June 30, 2005

Expenses

Marketing	$161,759	$-	$161,228	$-	$187,437
Administration And General	492,739	36,184	560,890	58,711	1,251,129
Impairment Loss – WYD	883,907	-	883,907	-	883,907
Corporate Franchise Taxes	200	-	200	-	200

Total Expenses	1,538,605	36,184	1,606,225	58,711	2,322,673

Loss Before Interest Expense	(1,538,605)	(36,184)	(1,606,225)	(58,711)	(2,322,673)

Interest Expense	18,315	-	18,315	-	36,621

Loss Before Provision for
Income Taxes	(1,556,920)	(36,184)	(1,624,540)	(58,711)	(2,359,294)

Provision for Income Taxes	-	-	-	-	-

Loss from Continuing Operations	(1,556,920)	(36,184)	(1,624,540)	(58,711)	(2,359,294)

Loss on Disposal of Technology	352,275	-	402,600	-	1,085,600

Net Loss	$(1,909,195)	$(36,184)	$(2,027,140)	$(58,711)	$(3,444,894)

Loss per Share	$0.16	$(0.01)	$0.20	$(0.01)

Weighted Average Shares Outstanding	11,760,116	6,709,530	9,946,343	6,709,530

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2005 and 2004
and for the Period from October 12, 2000 (inception) to June 30, 2005

			CUMULATIVE
			PERIOD
			FROM
	Six Months Ended		INCEPTION
	June 30,		OCTOBER 12,
			2000 TO
	2005	2004	June 30, 2005

Cash Flows From Operating Activities
Net Loss for the Period	$(2,027,140)	$(58,711)	$(3,444,894)
Add: Non-cash Items:
Depreciation and Amortization	8,371	-	8,371
Impairment of Goodwill – WYD	883,907	-	883,907
Loss from Discontinued Operations	402,600	-	1,085,600
Stock Issued for Services	30,383	-	337,765
Beneficial Conversion Feature of
Convertible Notes Recorded as
Interest Expense	-	-	17,300
	(701,879)	(58,711)	(1,111,951)
Change in Non-cash Working Capital
Items:
Inventories	(49,400)	-	(49,400)
Prepaid Expenses	(51,433)	(21,551)	(56,483)
Trademarks	(20,000)	-	(20,000)
Legal Fees Incurred for Acquisitions	(51,091)	-	(51,091)
Accounts Payable and Accrued
Liabilities	97,342	(5,649)	151,919
Due to Related Parties	-	-	21,159
Escrow Deposit	(20,000)	-	(20,000)
Cash Used by Operations	(796,461)	(85,911)	(1,135,847)

Cash Flows From Investing Activities
Additions to Fixed Assets	(24,520)	-	(24,520)
Loans Made	(800)	-	(800)
Decrease in Loans Receivable	35,700	-	35,700
Cash Provided by Investing Activities	10,380	-	10,380

Cash Flows From Financing Activities
Capital Stock Issued for Cash	-	-	164,100
Capital Acquisition Costs	(262,795)	-	(262,795)
Proceeds from NIR financing	1,250,000	-	1,250,000
Proceeds from Loans	108,790	85,014	281,320
Loan Repayments	(286,889)	-	(282,678)
Cash Provided by Financing Activities	809,106	85,014	1,149,947

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
For the Six Months Ended June 30, 2005 and 2004
and for the Period from October 12, 2000 (inception) to June 30, 2005

			CUMULATIVE
			PERIOD
			FROM
	Six Months Ended		INCEPTION
	June 30,		OCTOBER 12,
	(Unaudited)		2000 TO
	2005	2004	June 30, 2005

Change In Cash	$23,025	$(897)	$24,480

Cash, Beginning Of Period	1,455	1,042	-

Cash Received as Part of the WYD Merger
Agreement	1,557	-	1,557

Cash, End Of Period	$26,037	$145	$26,037

Other Cash Items
Cash Paid for Interest Expense	$54,170	$-	$54,170
Cash Paid for Income Taxes	-	-	-

Non-cash Financing Activities
Stock Issued for Technology	$-	$-	$1,085,600
Stock Issued for the Organization of the
Company	-	-	2,000
Treasury Stock Reissued for WYD Merger	3,119	-	3,119
Conversion of Account Payable in Loan	210,000	-	210,000
Stock Issued WYD Merger, Net	300,000	-	300,000
Stock Issued for Pharb merger	353,292	-	353,292
Stock Issued for Debt	68,500	-	225,830
Stock Issued for Services	30,383	-	337,765

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005

1.	Basis for Presentation

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.) (the “Company”) was incorporated in the State of Nevada on October 12, 2000, under the name Cogen Systems Inc., and is in its early developmental stage. The Company changed its name to Snocone Systems Inc. on December 6, 2001. On April 13, 2005, a majority of the Company’s shareholders approved a change in the Company’s name to Who’s Your Daddy, Inc. from Snocone Systems Inc.

On March 14, 2005, the Company completed a one for five reverse stock split. All share and per share amounts included in this document have taken reverse split into account unless otherwise noted.

The unaudited financial information herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company Form 10-KSB for the fiscal year ended December 31, 2004 dated April 22, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined on that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004 has been omitted. The results of operations for the six-month period ended June 30, 2005 will not necessarily be indicative of results for the entire year ending December 31, 2005.

2.	Nature of Operations

	a)	Development Stage Activities

To date, the Company’s only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

In a development stage company, management devotes most of its activities in investigating business opportunities. Principal activities have just begun and initial revenues were generated in July, 2005.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,444,894 for the period from inception, October 12, 2000, to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital. The financial statements neither include any adjustments relating to the recoverability and classification of recorded assets nor the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

	c)	New Accounting Standards

i.

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. The Company believes that the adoption of this standard will have no material impact on its financial statements.

ii.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

iii.

In December 2004, the FASB issued a revision to Statement No. 123, Accounting for Stock- Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the next fiscal year that begins after December 15, 2005. The Company currently uses the intrinsic value method. If the Company had recognized share-based compensation and payment, compensation would have increased by $6,210,000 and capital acquisition costs would have been incurred for $1,250,000 ($.53 and $.11 per share for the six months ended June 30, 2005).

4.	Share Capital

	a)	Issued Shares

On March 14, 2005, the Company’s Board of Directors approved a 5:1 reverse stock split. Following the reverse stock split the number of issued and outstanding shares in the Company totaled 10,161,452.

The par value of the common stock remained unchanged at $0.001 and the number of authorized common shares was reduced to 20,000,000. In the quarter ended June 30, 2005, pursuant to a shareholders’ vote, the Company’s authorized capital was increased to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

All share and per share amounts for the quarter ended March 31, 2005 and comparative figures were restated to reflect the reverse stock split unless otherwise indicated.

	b)	Restricted Stock

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At June 30, 2005, 2,765,013 outstanding shares of common stock were restricted for periods up to one year and 4,611,500 shares were restricted for periods up to two years.

	c)	Stock Issued for Loans and Notes Payable

During the quarter ended March 31, 2005, the Company issued shares in settlement of loans payable as follows:

	NUMBER
	OF
	SHARES	VALUE

For convertible promissory notes issued settled during the quarter
ended March 31, 2005 at face value of the notes	68,500	$68,500

	68,500	$68,500

d)

On February 28, 2005, the Company reinstated 3,119,283 shares that had been returned to the Company for no consideration on November 3, 2004. 3,000,000 of these shares formed part of the purchase consideration for the Who’s Your Daddy, Inc. acquisition (Note 8(a)).

e)

The Company has committed to issue the following restricted common stock as of June 30, 2005 and these shares are reflected in the financial statements: (1) 4,500,000 restricted shares of common stock per the acquisition of Who’s Your Daddy, Inc. (CA) (Note 8(a)) as of April 1, 2005 (2) 500,000 restricted shares of common stock per the acquisition of Pharb University Brand, Inc. (Note 8(f)) as of June 12, 2005, (3) 8,000 restricted shares of common stock to Concord Business Services, for services rendered, as of June 9, 2005 (4) 35,000 restricted shares of common stock to Pasadena Capital Partners, for services rendered, as of June 9, 2005,

f)

The Company has subsequently committed to issue the following restricted common stock, for services, and these shares are not reflected in the financial statements: (1) 24,000 restricted shares of common stock to Keith Middlebrooks as of August 1, 2005, (2) 250,000 restricted shares of common stock to The Hanneman Group as of August 6, 2005 (3) 190,000 restricted shares of common stock to Rich Entertainment, Inc. as of August 6, 2005, (4) 10,000 restricted shares of common stock to Miller and Pliakas, LLP as of August 6, 2005 and (8) 850,000 restricted shares of common stock to Geneva Equities on various dates.

5.	Related Party Transactions

On September 2, 2003, the Company entered into an agreement with RBM Financial Inc. and Twenty Ten Investments Corp. for programming, marketing and business concept expertise. The programming expertise was provided by Riskebiz, a corporation owned by the then-President of the Company. Under the terms of the agreement, the Company prepaid $100,000 for services provided through August 2004. This agreement was terminated on April 26, 2005 (Note 8(b)).

The Company also paid $6,250 to a company owned by the Company’s then-President for advice on acquisitions, strategy, planning and management. Under the terms of a contract, dated September 30, 2004, the Company was committed to pay up to $1,700 per month to its then-President for up to a year for management services to guide Snocone in the development of its business, products and services. This agreement was terminated on April 26, 2005 upon the resignation of the Company’s then-President.

6.	Commitment

On November 29, 2004, the Company entered into a Revenue Sharing and Product Development agreement with SMART-TEK Communications Inc., amended January 28, 2005, whereby Smart-Tek would earn shares for “their involvement in the design, engineering, sales, manufacturing, technology and expertise with the application(s) or product(s) in partnership with the Company,” and the Company would earn “50% of the revenues associated with the marketable final product”. Subsequently, on January 28, 2005, the parties concluded that they could not identify an application or product to co-develop, produce and market so as to fulfill the agreement. This agreement was terminated on April 26, 2005.

7.	Litigation

On April 6, 2005, Who’s Your Daddy Inc. received notice that Who’s Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who’s Your Daddy, Inc. The complaint alleges that Who’s Your Daddy, Inc. is infringing the trademark of Who’s Ya Daddy, Inc. with respect to clothing (Class 25) and brings federal trademark claims, federal and California unfair competition claims and related claims. The Company believes it has meritorious defenses to these claims, as well as counterclaims against Who’s Ya Daddy, Inc., and intends to vigorously defend against these claims. On August 16, 2005, the legal counsel for the Company in this litigation received a letter from the legal counsel for Who’s Ya Daddy, Inc. indicating that the parties have reached an agreement in principal to settle this litigation. Before the litigation can be settled, the Company and Who’s Ya Daddy, Inc. must agree upon and execute the definitive settlement agreement. While the Company intends to work diligently toward settlement, there are many factors that may delay or prevent the Company from executing the definitive settlement agreement with Who’s Ya Daddy, Inc.

8.	Acquisitions / Divestitures

a)

On April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc. (“WYD”), a company incorporated in California. Under the terms of the agreement and plan of merger (the “WYD Merger Agreement”), the Company issued 1,500,000 shares and delivered an additional 3,000,000 issued and outstanding non-float common shares with an agreed stock price of $1.00 per share. 4,000,000 of the shares were delivered into a trust account with the shares to be released, on a dollar for dollar basis, until such time as the Company has generated $4 million in revenues.

b)

At the time the Company signed an initial Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp. (Note 5), the Company believed it would realize at least the acquisition value from the SMSOfficePools.com service. The Company has since reviewed this acquisition and has come to the conclusion that the value is not materializing as originally anticipated.

On April 21, 2005, the parties mutually agreed to terminate this agreement effective immediately. TwentyTen Investments Corp. returned to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company issued 40,000 common shares to Twenty Ten Investments (Note 8(e)).

c)

At the time the Company signed an initial Agreement with Riskebiz Internet Services, a corporation owned by a then-director, the Company believed it might realize at least the acquisition value from the RISKeye mobile technology. The Company has since reviewed this acquisition, and the Company has come to the conclusion that development is not materializing as originally anticipated. On April 21, 2005, the parties mutually agreed to terminate the 'RISKeye' contract effective immediately. Riskebiz returned to the Company the 200,000 shares issued for the 'RISKeye' mobile viewing technology. In consideration of the termination of the contract and work performed to date by Riskebiz Internet Services, the Company issued 20,000 common shares to Riskebiz Internet Services (Note 8(e)). .

d)

Subsequent to June 30, the Company decided to sell all rights, title, and interest in various technologies which are no longer core to its business, to an unrelated corporation for 250,000 shares of such corporation’s stock. The shares are restricted for a period of two years, pending the filing of a registration statement. The unrelated corporation is in the process of issuing these shares. As a result, the expenses related to this technology have been shown as a discontinued operation in the financial statements.

e)

On April 25, 2005, the Company agreed to issue 540,000 restricted common shares for services rendered since the signing of the agreements in Notes 8(b) and 8(c). During the quarter ended June 30, 2005, 600,000 restricted common shares previously issued were canceled (Notes 8 b and 8 c), 40,000 restricted common shares were reissued as per Notes 8(b) and 8(c) and 540,000 restricted common shares reissued for these services.

f)

On June 12, 2005, the Company acquired all of the issued and outstanding shares of Pharb University Brand, Inc. (“Pharb”), a company incorporated in Delaware, for a total of 1,000,000 restricted shares of the Company’s common stock. 500,000 shares of common stock have been issued and 500,000 shares shall be delivered within fifteen (15) days after the date the quarterly financial statements of the Company have been prepared showing that sales of Pharb’s products and/or the Company’s products sold through Pharb’s sales channels have reached $4,000,000. Only the 500,000 issued shares are shown in the financial statements.

9.	Financing:

On April 29, 2005, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”) for the sale of (i) $3,750,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 2,628,505 shares of common stock. Pursuant to the Securities Purchase Agreement, the Company also agreed to covenants regarding its business and the use of proceeds.

On April 29, 2005, the Investors purchased $1,250,000 in Notes and received Warrants to purchase 876,170 shares of the Company's common stock. The Company received net proceeds of $1,130,000, after deducting expenses of $50,000, prepaid interest of $50,000 and escrow of $20,000 for the payment of key man life insurance. The Company may be required to pay additional expenses from the net proceeds.

The Investors are obligated to provide the Company with the funds as follows: (1) $1,250,000 was disbursed on April 29, 2005; (2) $1,250,000 to be disbursed within five business days of the filing of the Company’s registration statement with the Securities and Exchange Commission; and (3) $1,250,000 to be disbursed within five business days of the effectiveness of the Company's registration statement. The Notes bear interest at 8% per annum, provided that no interest is due or payable for any month in which the Company’s stock price is greater than $1.3375 for each intraday trading price for each trading day of the month. Any amount of principal or interest which is not paid when due bears interest at the rate of 15% per annum from the due date. The Notes mature three years from the date of issuance.

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

On June 13, 2005 the Company notified the Investors that it was exercising its call option with respect to each of the Notes and, upon the repayment of the Notes, the Company would terminate the Purchase Agreement, the Notes and the related agreements. The Company is in technical default under the Notes issued to the Investors by not registering the Notes and Warrants by June 13, 2005. The Company has been negotiating with the Investors to repay the Notes. To date, the Investors have not delivered to the Company a notice of default to require the immediate repayment of the Notes payable together with penalties set forth in the Notes. The full text of these Notes and the other agreements between the Company and the Investors is filed with the Current Report on Form 8-K filed on May 16, 2005.

10.	Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,417,000 at December 31, 2004. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

	June 30, 2005	June 30, 2004
Statutory federal income tax rate	34%	34%
State Rate (Net of Federal Benefit)	6	6
Valuation allowance	(40)	(40)
Effective tax rate	-%	-%

The minimum annual state franchise tax in California is $800.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements. Please also refer to the Company’s most recent audited financial statement as filed in the Company’s 10-KSB dated April 22, 2005.

Plan of Operations

The Company’s previous business plan was to develop the services for the SMSofficePools.com business and the RISKeye Mobile Viewing and Surveillance Technology. In the quarter ended June 30, 2005, the contracts with TwentyTen Investments Corp. and Riskebiz Internet Services Inc. were terminated. TwentyTen and Riskebiz agreed to return the common shares issued in 2004. In consideration of the termination of the contract and work performed to date by TwentyTen and Riskeye, the Company issued to TwentyTen Investments 40,000 common shares (which represents 10% of the 400,000 shares originally issued), and, issued to Riskeye Internet Services 20,000 common shares (which represents 10% of the 200,000 shares originally issued.)

The Company has refocused its business plan of the development of licensing and sale of products based on brands and products it has recently acquired. On April 1, 2005 the Company completed an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (Note 8(a)) for four million, five hundred thousand (4,500,000) restricted shares of the Company’s common stock. WYD designs and licenses a variety of products centered around its trademark protected brand, “Who's Your Daddy”, which appeals to young men and sports fans who strive for “style with authority”. WYD holds multiple trademark rights to “Who's Your Daddy” in the United States and Europe and is in the process of obtaining trademark rights in Australia, Canada and Japan.

The business strategy behind “Who's Your Daddy” focuses on maintaining the edge, energy and humor behind the WYD brand while continuing to build brand awareness and recognition. The WYD brand is uniquely positioned in mass-market retail outlets, offering cutting edge designs with a high quality product at mass market prices. The WYD target market includes young adult males, sports fans and gift buyers for these groups. As part of the WYD strategy, WYD has developed products and events that appeal to these groups and continues to assess opportunities to expand their products and markets into retail locations and to include women, junior and toddler lines. Additionally, the WYD brand is currently being expanded to include an energy drink, the “King of Energy”, for which the Company began sales in the third quarter of 2005.

On June 12, 2005, the Company completed an Agreement and Plan of Merger with Pharb University Brand, Inc. (“Pharb”) (Note 8(f)) for one million (1,000,000) restricted shares of the Company’s common stock. Pharb owns “The Ultimate Hangover Relief” - an FDA approved over-the-counter medicine designed to provide relief from the symptoms of hangovers. The Pharb product has been distributed in 55,000 locations nationwide, including Wal-Mart and 7-11. The Company intends to re-brand the Pharb product as “Who’s Your Daddy - The Ultimate Hangover Relief Medicine” by Pharb. Under its prior owner, the Pharb product achieved over $12.4 million in revenue in 2004. The Company revenues from this product are expected to begin toward the end of the third quarter of 2005. The Company cannot assure that the revenues for the Pharb product as distributed by the Company and its affiliated companies will meet or exceed the revenues achieved in the past.

To date, the Company’s activities have been primarily organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

Liquidity and Capital Resources

The Company remains in the development stage, and the Company’s balance sheet at June 30, 2005 has a deficit of $1,239,102 (equity $298,659 at December 31, 2004).

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. The Company had a working capital deficiency of $1,916,756 as of June 30, 2005, and $103,941 as of December 31, 2004.

Please refer to the Company’s most recent audited financial statement as filed in the Company’s 10-KSB dated April 22, 2005

The Company plans to utilize debt and/or equity financings, as well as revenues from its energy drink, product line and the Pharb Hangover Relief medicine, to fund its short-term and long-term growth. The availability of future financing will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

Special Note Regarding Forward Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (“SEC”), press releases, presentations by the Company of its management and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of the Company’s executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation, except as described in the following paragraph.

On April 1, 2005, the Company entered into an Agreement and Plan or Merger with Who’s Your Daddy Inc., a California corporation. On April 6, 2005, Who’s Your Daddy Inc. received notice that Who’s Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who’s Your Daddy, Inc. and Who’s Your Daddy, Inc. was served with the complaint on April 6, 2005. The complaint alleges that Who’s Your Daddy, Inc. is infringing the trademark of Who’s Ya Daddy, Inc. with respect to clothing (Class 25) and brings federal trademark claims, federal and California unfair competition claims and related claims. The Company believes it has meritorious defenses to these claims, as well as counterclaims against Who’s Ya Daddy, Inc. and intends to vigorously defend against these claims. On August 16, 2005, the legal counsel for the Company in this litigation received a letter from the legal counsel for Who’s Ya Daddy, Inc. indicating that the parties have reached an agreement in principal to settle this litigation. Before the litigation can be settled, the Company and Who’s Ya Daddy, Inc. must agree upon and execute the definitive settlement agreement. While the Company intends to work diligently toward settlement, there are many factors that may delay or prevent the Company from executing the definitive settlement agreement with Who’s Ya Daddy, Inc.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Changes in Securities

During the quarter ended June 30, 2005, the Company issued (1) 8,000 restricted shares of common stock to Concord Business Services as of June 9, 2005 for services rendered in the amount of $5,653 and (2) 35,000 restricted shares of common stock to Pasadena Capital Partners as of June 9, 2005 for services rendered in the amount of $24,730. The issuance of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering of securities.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 13, 2005, the Company submitted to the holders of a majority of the Company’s common stock for their approval the Amended and Restated Articles of Incorporation, including a change in the name of the Company to Who’s Your Daddy, Inc. and a change in the authorized stock of the Company to 120,000,000 shares consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, par value $0.001 per share. The action to approve the Amended and Restated Articles of Incorporation was taken by the majority stockholders of the Company’s common stock.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)

Date: August 22, 2005	By:	/s/ Dan Fleyshman

	Name:	Dan Fleyshman
	Title:	President