Form 10QSB
period 2005-09-30
Whos Your Daddy Inc
filed 2005-11-14
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

0-33519
Commission file number

WHO’S YOUR DADDY, INC.
Exact name of small business issuer as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

3131 Camino del Rio North, Suite 1650, San Diego, CA 92108
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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005, the Issuer had 14,663,577 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

The Financial Statements of Who’s Your Daddy, Inc. (formerly Snocone Systems Inc.) (referred to herein as the “Company”) required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the unaudited Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2004.

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Balance Sheets
As at September 30, 2005 (Consolidated) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)

Assets
Current Assets
Cash	$1,796	$1,455
Receivable	4,000	-
Inventories	400	-
Loans Receivable	8,825	-
Escrow Deposit	25,000	-
Prepaid Expenses	8,333	5,050
Total Current Assets	48,354	6,505

Property, Plant and Equipment
Fixed Assets	70,092	-
Less: Accumulated Depreciation	(8,786)	-
Net Property, Plant and Equipment	61,306	-

Other Assets
Organization Costs, Net	625	-
Trademarks, Net	39,274	-
Technology	-	402,600
Goodwill	300,000	-
Pharb Product Rights	404,383	-
Security Deposits	10,600	-
Total Other Assets	754,882	402,600

Total Assets	$864,542	$409,105

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Balance Sheets
As at September 30, 2005 (Consolidated) and December 31, 2004
(Continued)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts Payable & Accrued Expenses Payable	$776,941	$52,577
Due to Related Parties	498,563	25,369
Loans Payable – Short-Term	40,307	32,500
Current Portion of Long-Term Debt	947,095	-
Total Current Liabilities	2,262,906	110,446

Non-Current Liabilities
Long-Term Debt Net of Current Portion	525,257	-

Total Liabilities	2,788,163	110,446

Stockholders’ (Deficiency) Equity

Preferred Stock $.001 Par Value 20,000,000 Shares
Authorized, 0 Issued	-	-

Common Stock $.001 Par Value 100,000,000 Shares
Authorized. Issued and Outstanding: 13,996,952
Shares at September 30, 2005 and 7,042,169 Shares at
December 31, 2004 (post reverse stock split)	13,997	7,042
Additional Paid-in Capital	3,620,590	1,709,370
Prepaid Expense Paid by Issuing Stock	(235,795)	-
Deficit Accumulated During the Development Stage	(5,322,413)	(1,417,753)
Total Stockholders’ (Deficiency) Equity	(1,923,621)	298,659

Total Liabilities and Stockholders’
(Deficiency) Equity	$864,542	$409,105

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004
and for the Period from October 12, 2000 (inception) to September 30, 2005

					CUMULATIVE
					FROM
					INCEPTION
					OCTOBER 12,
	Three Months Ended		Nine Months Ended		2000 TO
	September 30,		September 30,		SEPTEMBER
					30.
	2005	2004	2005	2004	2005
Revenues	$87,609	$-	$87,609	$-	$87,609
Cost of Goods Sold	50,194	-	50,194	-	50,194
Gross Margin	37,415	-	37,415	-	37,415
Expenses
Advertising, Promo and Marketing	426,292	-	587,520	-	613,729
Administration and General	1,026,920	56,866	1,587,810	115,577	2,278,048
Impairment Loss – WYD	432,352	-	1,316,259	-	1,316,259
Corporate Franchise Taxes	200	-	400	-	400
Total Expenses	1,885,764	56,866	3,491,989	115,577	4,208,436
Loss Before Interest Expense	(1,848,349)	(56,866)	(3,454,574)	(115,577)	(4,171,021)
Interest Expense	29,170	-	47,485	-	65,791
Loss Before Provision for
Income Taxes	(1,877,519)	(56,866)	(3,502,059)	(115,577)	(4,236,812)
Provision for Income Taxes	-	-	-	-	-
Loss from Continuing Operations	(1,877,519)	(56,866)	(3,502,059)	(115,577)	(4,236,812)
Loss on Disposal of Technology	-	-	(402,600)	-	(1,085,600)
Net Loss	$(1,877,519)	$(56,866)	$(3,904,659)	$(115,577)	$(5,322,412)
Loss per Share	$(0.14)	$(0.01)	$(0.35)	$(0.04)
Weighted Average Shares
Outstanding	13,451,648	5,363,988	11,152,286	2,692,386

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004
and for the Period from October 12, 2000 (inception) to September 30, 2005

			CUMULATIVE
			FROM
			INCEPTION
	Nine Months Ended		OCTOBER 12,
	September 30,		2000 TO
			SEPTEMBER 30,
	2005	2004	2005
Cash Flows From Operating Activities
Net Loss for the Period	$(3,904,659)	$(115,577)	$(5,322,412)
Add: Non-Cash Items:
Depreciation and Amortization	9,920	-	9,920
Impairment of Goodwill – WYD	1,316,259	-	1,316,259
Loss from Discontinued Operations	402,600	-	1,085,600
Stock Issued for Services	583,883	25,000	891,265
Beneficial Conversion Feature of
Convertible Notes Recorded as Interest
Expense	-	-	17,300
	(1,591,997)	(90,577)	(2,002,068)
Change in Non-Cash Working Capital Items:
Receivable	(4,000)	-	(4,000)
Inventories	(400)	-	(400)
Prepaid Expenses	(3,283)	(11,139)	(8,333)
Financing Fees Capitalized	(235,795)	-	(235,795)
Trademarks	(29,868)	-	(29,868)
Legal Fees Incurred for Acquisitions	(51,091)	-	(51,091)
Accounts Payable and Accrued Liabilities	227,826	(19,688)	282,403
Due to Related Parties	212,351	-	233,509
Escrow Deposit	(25,000)	-	(25,000)
Security Deposit	(600)	-	(600)
Cash Used by Operations	(1,501,857)	(121,404)	(1,841,243)

Cash Flows From Investing Activities
Additions to Fixed Assets	(26,135)	-	(26,135)
Loans Made	(800)	-	(800)
Decrease in Loans Receivable	35,675	-	35,675
Cash Provided by Investing Activities	8,740	-	8,740

Cash Flows From Financing Activities
Capital Stock Issued for Cash	360,000	-	524,100
Proceeds from NIR financing	1,250,000	-	1,250,000
Proceeds from Loans	168,790		341,320
Loan Repayments	(286,889)	121,016	(282,678)
Cash Provided by Financing Activities	$1,491,901	$121,016	$1,832,742

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
For the Nine Months Ended September 30, 2005 and 2004
and for the Period from October 12, 2000 (inception) to September 30, 2005

			CUMULATIVE
			FROM
			INCEPTION
	Nine Months Ended		OCTOBER 12,
	September 30,		2000 TO
	(Unaudited)		SEPTEMBER 30.
	2005	2004	2005

Change In Cash	$(1,216)	$(388)	$239

Cash, Beginning Of Period	1,455	1,042	-

Cash Received as Part of the WYD Merger
Agreement	1,557	-	1,557

Cash, End Of Period	$1,796	$654	$1,796

Other Cash Items
Cash Paid for Interest Expense	$54,170	$-	$54,170
Cash Paid for Income Taxes	-	-	-

Non-Cash Financing Activities
Stock Issued for Technology	$-	$-	$1,085,600
Stock Issued for the Organization of the
Company	-	-	2,000
Treasury Stock Reissued for WYD Merger	3,119	-	3,119
Conversion of Account Payable in Loan	210,000	-	210,000
Stock Issued WYD Merger, Net	750,000	-	750,000
Stock Issued for Pharb merger	353,292	-	353,292
Stock Issued for Debt	68,500	99,030	225,830
Stock Issued for Services	583,883	60,000	891,265

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005

1.	Basis for Presentation

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.) (the “Company”) was incorporated in the State of Nevada on October 12, 2000, under the name Cogen Systems Inc., and is in its developmental stage. The Company changed its name to Snocone Systems Inc. on December 6, 2001. On April 13, 2005, a majority of the Company’s shareholders approved a change in the Company’s name to Who’s Your Daddy, Inc. from Snocone Systems Inc.

On March 14, 2005, the Company completed a one-for-five reverse stock split. All share and per share amounts included in this document have been adjusted for the reverse split, unless otherwise noted.

The unaudited financial information herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004 dated April 22, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined on that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004 has been omitted. The results of operations for the nine-month period ended September 30, 2005 will not necessarily be indicative of results for the entire year ending December 31, 2005.

2.	Nature of Operations

	a)	Development Stage Activities

To date, the Company’s activities have mainly been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

In a development stage company, management devotes most of its activities in investigating business opportunities. Principal activities have just begun and initial revenues were generated in July, 2005.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $5,322,412 for the period from inception, October 12, 2000, to September 30, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital. The financial statements neither include any adjustments relating to the recoverability and classification of recorded assets nor the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

	c)	Revenue recognition

Revenue is recorded over the life of the contract when earned based on the terms of the contract. Revenue is recognized when products are shipped to the customer and title passes.

	d)	Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values

	e)	Concentration Risks

The Company is concentrating its efforts in three revenue generating categories – Beverage, Over-The- Counter Medicine and Licensing. There are major players in each of these categories and the inability of the Company to obtain or maintain contracts in any one of these areas could affect the future of the Company. Also, revenue derived from international customers are subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges.

	f)	Receivables

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At September 30, 2005 no allowances were required.

g)	Long Lived Assets

Fixed assets are recorded at cost. For book purposes depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and Amortization expense was $9,920 for the nine months ended September 30, 2005. The Company reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

h)	Intangible assets

Organization Costs and Trademarks are recorded at cost and amortized over a five year period. The Pharb Product rights have an indefinite life and, therefore, are not being amortized. The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

i)	Advertising

Advertising costs, which are included in Advertising, Promo and Marketing expense, are expensed as costs are incurred.

j)	Inventories

Inventories are presented at the lower of cost or market value, including shipping and handling.

j)	Capitalized Financing Fees

The fees incurred in obtaining the financing described in Note 9 have been recorded as a current asset and will be amortized over the 20 month repayment period of the loan.

k)	New Accounting Standards

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

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the next fiscal year that begins after December 15, 2005. The Company currently uses the intrinsic value method. If the Company had recognized share-based compensation and payment, compensation would have increased by $6,210,000 and the impairement loss would have increased $1,250,000 ($.56 and $.11 per share for the nine months ended September 30, 2005).

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

All share and per share amounts for the three and nine months ended September 30, 2005 and comparative figures have been restated to reflect the reverse stock split unless otherwise indicated.

	b)	Restricted Stock

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At September 30, 2005, 4,489,103 outstanding shares of common stock were restricted for periods up to one year and 4,611,500 shares were restricted for periods up to two years.

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

e)            The Company issued the following restricted common stock during the six months ended September 30, 2005: (1) 4,500,000 restricted shares of common stock per the acquisition of Who’s Your Daddy, Inc. (CA) (Note 8(a)) as of April 1, 2005 (2) 500,000 restricted shares of common stock per the acquisition of Pharb University Brand, Inc. (Note 8(f)) as of June 12, 2005, (3) 8,000 restricted shares of common stock to Concord Business Services, for services rendered, as of June 9, 2005 (4) 35,000 restricted shares of common stock to Pasadena Capital Partners, for services rendered, as of June 9, 2005, (5) 24,000 restricted shares of common stock to Keith Middlebrooks as of August 1, 2005, (6) 250,000 restricted shares of common stock to The Hanneman Group, for services rendered and to be rendered, as of August 6, 2005, (7) 190,000 restricted shares of common stock to Rich Entertainment, Inc., for services rendered, as of August 6, 2005, (8) 10,000 restricted shares of common stock to Miller and Pliakas, LLP, for services rendered, as of August 6, 2005, (9) 400,000 restricted shares of common stock to October Funds Ltd for cash and (10) 850,000 restricted shares of common stock to Geneva Equities, for cash and services rendered, on various dates. The Hanneman Group contract has been terminated and some of the shares will be canceled and retained as Treasury Stock.

f)            In October, 2005 the Company agreed to issue (1) 148,514 shares of restricted common stock to Shoreline Pacific, LLC, for cash, (2) 50,000 5-year warrants at an exercise price of $1.50 per share to Shoreline Pacific, LLC, for cash, (3) 328,947 restricted shares with registration rights to Around the Clock Partners for cash, (4) 189,164 restricted shares to Geneva Equities for services rendered for the above October transactions and (5) 50,000 5-year warrants at an exercise price of $1.50 per share as part of the financing described in Note 9.

5.	Related Party Transactions

On September 2, 2003, the Company entered into an agreement with RBM Financial Inc. and TwentyTen Investments Corp. for programming, marketing and business concept expertise. The programming expertise was provided by Riskebiz, a corporation owned by the then-President of the Company. Under the terms of the agreement, the Company prepaid $100,000 for services provided through August 2004. This agreement was terminated on April 26, 2005 (Note 8(b)).

The Company also paid $6,250 to a company owned by the Company’s then-President for advice on acquisitions, strategy, planning and management. Under the terms of a contract, dated September 30, 2004, the Company was committed to pay up to $1,700 per month to its then-President for up to a year for management services to guide the Company in the development of its business, products and services. This agreement was terminated on April 26, 2005 upon the resignation of the Company’s then-President.

6.	Commitments

SMART-TEK Communications Inc.

On November 29, 2004, the Company entered into a Revenue Sharing and Product Development agreement with SMART-TEK Communications Inc. (Smart-Tek), amended January 28, 2005, whereby Smart-Tek would earn shares for “their involvement in the design, engineering, sales, manufacturing, technology and expertise with the application(s) or product(s) in partnership with the Company,” and the Company would earn “50% of the revenues associated with the marketable final product”. Subsequently, on January 28, 2005, the parties concluded that they could not identify an application or product to co- develop, produce and market so as to fulfill the agreement. This agreement was terminated on April 26, 2005.

Rich Entertainment, Inc.

On August 4, 2005, the Company entered into a Marketing and Promotion Agreement (the “Promotion Agreement”) with Rich Entertainment, Inc., a California corporation (RE), f/s/o Percy Miller. Pursuant to the Agreement, RE will provide certain marketing and promotion services for certain products (the “Promoted Products”) of the Company.

In consideration for marketing and promotion services to be rendered by RE, upon the execution of the Promotion Agreement, the Company issued RE (i) nine hundred eight thousand seven hundred and nine (908,709) shares of WYD common stock, of which two hundred thousand (200,000) shares were immediately vested, and (ii) a warrant (the “RE Warrant”) to purchase three million (3,000,000) shares of WYD common stock. In addition, RE will receive a monthly payment of twelve thousand dollars ($12,000) commencing on June 1, 2005.

If, within twenty-four (24) months of the execution of the Promotion Agreement, WYD has received gross revenues of $4,000,000 from the sale of Promoted Products as a direct result of the services rendered by RE, then: (i) the remaining unvested seven hundred eight thousand seven hundred and nine (708,709) shares of WYD common stock shall thereupon become vested; (ii) WYD will pay RE a performance bonus (the “RE Bonus”) of two and one-half percent (2 1/2%) of the gross revenues from sales of the Promoted Products through the efforts of RE, including the revenues generated through sales of the PHARB hangover remedy, for the five (5) year period commencing on the execution date of the Promotion Agreement, payable on an annual basis; (iii) WYD will provide D&O insurance under which Percy Miller, the President and CEO of RE, is granted coverage commensurate with the officers and directors of WYD; and (iv) WYD will indemnify and hold harmless RE from claims arising out of any alleged and/or actual infringement or other violation, by the proprietary rights relating to the trademark and trade name Who’s Your Daddy owned by WYD, of a third party’s U.S. patents, trademarks, copyrights, and trade secrets.

If, within twenty-four (24) months of the execution of the Promotion Agreement, WYD has not received gross revenues of $4,000,000 from the sale of Promoted Products as a direct result of the services rendered by RE, then: (i) WYD will have no obligation to make any monthly payments to RE after the initial twelve (12) month term of the Promotion Agreement; (ii) the remaining unvested seven hundred eight thousand seven hundred and nine (708,709) shares of unvested WYD common stock will fail to vest; (iii) RE will not be entitled to receive the RE Bonus; and

(iv) the RE Warrant will automatically be cancelled; provided, however, that RE will receive two and one-half percent (2 1/2%) of the gross revenues from the sale of Promoted Products that are a direct result of RE’s performance of services for the three year period commencing on the date of this Promotion Agreement, payable on an annual basis.

Lease Commitments

The Company leases its facilities under a non-cancelable operating lease arrangement for an eighteen month period in San Diego, California. The lease commenced on November 8, 2004 and ends on May 7, 2006. The remaining lease payments under this lease are $33,484.

The Company leases equipment under a non-cancelable operating lease arrangement for a thirty-nine month period. The lease commenced in July, 2005 and ends in September, 2008.

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the nine months ended September 30, 2005 was $40,391.

Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, are as follows:

Twelve Months Ended September 30,
2006	$4,629
2007	4,629
2008	4,629
Total minimum lease payments	$13,887

7.	Litigation

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

a)            On April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc. (“WYD”), a company incorporated in California. Under the terms of the agreement and plan of merger (the “WYD Merger Agreement”), the Company issued 1,500,000 shares and delivered an additional 3,000,000 issued and outstanding non-float common shares with an agreed stock price of $1.00 per share. 4,000,000 of the shares were delivered into a trust account with the shares to be released, on a dollar for dollar basis, until such time as the Company has generated cumulative revenues of $4,000,000.

b)            At the time the Company signed an initial Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp. (Note 5), the Company believed it would realize at least the acquisition value from the SMSOfficePools.com service. The Company has since reviewed this acquisition and has come to the conclusion that the value is not materializing as originally anticipated.

On April 21, 2005, the parties mutually agreed to terminate this agreement effective immediately. TwentyTen Investments Corp. returned to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company issued 40,000 common shares to TwentyTen Investments (Note 8(e)).

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

d)            The Company has decided to sell all rights, title and interest in various technologies which are no longer core to its business, to an unrelated corporation for 250,000 shares of such corporation’s stock. The shares are restricted for a period of two years, pending the filing of a registration statement. The unrelated corporation is in the process of issuing these shares. As a result, the expenses related to this technology have been shown as a discontinued operation in the financial statements.

e)            On April 25, 2005, the Company agreed to issue 540,000 restricted common shares for services rendered since the signing of the agreements in Notes 8(b) and 8(c). During the quarter ended June 30, 2005, 600,000 restricted common shares previously issued were canceled (Notes 8(b) and 8(c)), 40,000 restricted common shares were reissued as per Notes 8(b) and 8(c) and 540,000 restricted common shares reissued for these services.

f)            On June 12, 2005, the Company acquired all of the issued and outstanding shares of Pharb University Brand, Inc. (“Pharb”), a company incorporated in Delaware, for a total of 1,000,000 restricted shares of the Company’s common stock. 500,000 shares of common stock have been issued and 500,000 shares shall be delivered within fifteen (15) days after the date the quarterly financial statements of the Company have been prepared showing that cumulative sales of Pharb’s products and/or the Company’s products sold through Pharb’s sales channels have reached $4,000,000. Only the 500,000 issued shares are shown in the financial statements.

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

At September 30, 2005 the parties to this agreement had reached a verbal understanding to amend this agreement. Effective as of October 5, 2005, the Company entered into an amendment and repayment letter agreement (the “Amendment”) with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “AJW Entities”) whereby the Purchase Agreement was amended and any prior breach or default under the Purchase Agreement was resolved. The Amendment provides for the Company to limit the investment by the AJW Entities to $1,750,000 in Notes and Warrants to purchase only 50,000 shares of common stock, which amended the originally agreed upon amount of $3,750,000 in Notes and Warrants to purchase up to 2,628,505 shares of common stock. The Warrants to purchase 50,000 shares of common stock are for a term of five years with an exercise price of $1.50 per share. The Amendment further provides that the Company will have the right to repay the Notes by paying an aggregate of $2,450,000 in 18 equal monthly payments. Provided that such payments are made, the AJW Entities have agreed not to convert any of the Notes or exercise any of the Warrants during the eighteen-month period. As part of the Amendment, the AJW Entities have invested an additional $500,000 in the Company after the Company filed its registration statement. The full text of these Notes and the other agreements between the Company and the Investors is filed with the Current Report on Form 8-K filed on October 7, 2005.

As a result of the Amendment, the initial $1,250,000 payment has been reclassified to long-term debt in these financial statements. Further, the fees incurred in connection with receiving these funds have been reclassified as Capitalized Financing Fees and will be amortized over the repayment period of the new agreement.

10.	Long-Term Debt

Note Payable in equal monthly installments of $8,000,
Including interest, thru January, 2008	$ 222,352

Note Payable in 18 monthly installments of $136,111
from December, 2005 to May, 2007	1,250,000

Less: Current Portion	(947,095)

Total Notes Payable	$ 525,257

An additional $500,000 on the second note was received in October, 2005 (Note 9). The required payments listed below include this additional payment as part of the loan.

The aggregate amount of required payments at September 30, 2005 is as follows:

Twelve Months Ending September 30,

2006	$1,473,110
2007	1,084,888
2008	32,000
Total	2,689,998
Less: Amount representing interest	(717,646)
Total at present value	$1,972,352

11.	Income Taxes

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

The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

	September 30, 2005	September 30, 2004
Statutory federal income tax rate	34%	34%
State Rate (Net of Federal Benefit)	6	6
Valuation allowance	(40)	(40)
Effective tax rate	-%	-%

The minimum annual state franchise tax in California is $800.

12.	Executives’ Employment Agreement

Effective April 25, 2005, pursuant to the merger with WYD, the Company entered into employment agreements with two executives. Each agreement is for a period of 5 years. Each executive is to receive as of January 1, 2005, annual cash compensation of $144,000 and 2.5% of the annual gross revenue of the Company. Additionally, each employment agreement provides for the issuance of cash-less exercise common stock warrants as follows: 1,000,000 warrants at a conversion price of $1.00 exercisable for a 12 month period from April 1, 2005, 1,000,000 warrants at a conversion price of $1.50 exercisable for a 12 month period from April 1, 2005, and 1,000,000 warrants at a conversion price of $2.00 exercisable for a 18 month period from April 1, 2005. Additionally, each employment agreement provides for the issuance of 1,000,000 shares of voting preferred stock, that cannot be converted to common shares in the Company, with supermajority voting rights not less than four votes per share of such capital stock.

In June, 2005, pursuant to the merger with Pharb, the Company entered into a similar employment agreement with one executive.

None of the preferred stock provided for in these agreements has been issued.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements. Please also refer to the Company’s most recent audited financial statement as filed in the Company’s 10-KSB for the year ended December 31, 2004 and filed with the SEC on April 22, 2005.

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

The business strategy behind “Who's Your Daddy” focuses on maintaining the edge, energy and humor behind the WYD brand while continuing to build brand awareness and recognition. The WYD brand is expected to be positioned in mass-market retail outlets, offering cutting edge designs with a high quality product at mass market prices. The WYD target market includes young adult males, sports fans and gift buyers for these groups. As part of the WYD strategy, WYD has developed products and events that appeal to these groups and continues to assess opportunities to expand their products and markets into retail locations and to include women, junior and toddler lines. Additionally, the WYD brand has expanded to include an energy drink, the “King of Energy”, for which the Company began sales in the third quarter of 2005.

On June 12, 2005, the Company completed an Agreement and Plan of Merger with Pharb University Brand, Inc. (“Pharb”) (Note 8(f)) for one million (1,000,000) restricted shares of the Company’s common stock. Pharb owns “The Ultimate Hangover Relief” - an FDA approved over-the-counter medicine designed to provide relief from the symptoms of hangovers. The Pharb product has been distributed in 55,000 locations nationwide, including Wal-Mart and 7-11. The Company intends to re-brand the Pharb product as “Who’s Your Daddy - The Ultimate Hangover Relief Medicine” by Pharb. Under its prior owner, the Pharb product achieved over $12.4 million in revenue in 2004. The Company revenues from this product are expected to begin toward the end of the fourth quarter of 2005 or first quarter of 2006. The Company cannot assure that the revenues for the Pharb product as distributed by the Company and its affiliated companies will meet or exceed the revenues achieved in the past.

To date, the Company’s activities have been primarily organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

The Company remains in the development stage, and the Company’s balance sheet at September 30, 2005 has a Stockholders’ Deficiency of $1,923,621 (Equity $298,659 at December 31, 2004).

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. The Company had a working capital deficiency of $2,214,552 as of September 30, 2005, and $103,941 as of December 31, 2004.

Please refer to the Company’s most recent audited financial statement as filed in the Company’s 10-KSB for the year ended December 31, 2004 and filed with the SEC on April 22, 2005

The Company plans to utilize debt and/or equity financings, as well as revenues from its energy drink, product line and the Pharb Hangover Relief medicine, to fund its short-term and long-term growth. The availability of future financing will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

Item 3. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 our chief executive officer and chief financial officer have identified a weakness in our disclosure controls and procedures. This weakness is in the Company’s procedures that require all contracts and other financial documents (1) to be reviewed by the chief financial officer prior to finalizing the document and (2) to be provided to the chief financial officer within 24 hours of execution of the document. Upon review of this procedure, it was determined that not all of the relevant documents were reviewed by the chief financial officer prior to their execution and that not all of the relevant documents were provided to the chief financial officer within the time frame required. As a result, our chief executive office and chief financial officer have concluded that our disclosure controls and procedures are adequate but are not operating in an effective manner. Inasmuch as the chief financial officer has received all the documents prior to the preparation of the quarterly financial statements, this weakness should not have a material effect on the financial statements.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

Changes in Securities

During the quarter ended September 30, 2005, the Company issued (1) 24,000 restricted shares of common stock to Keith Middlebrooks as of August 1, 2005 for services rendered in the amount of $21,000, (2) 250,000 restricted shares of common stock to The Hanneman Group as of August 6, 2005 for services rendered and to be rendered in the amount of $212,500, (3) 190,000 restricted shares of common stock to Rich Entertainment, Inc. as of August 6, 2005 for services rendered in the amount of $161,500, (4) 10,000 restricted shares of common stock to Miller and Pliakas, LLP as of August 6, 2005 for services rendered in the amount of $8,500 (5) 400,000 restricted shares of common stock to October Funds Ltd for cash in the amount of $200,000 and (6) 850,000 restricted shares of common stock to Geneva Equities on various dates for cash and services rendered in the amount of $760,000. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering of securities.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)

Date: November 14, 2005	By: /s/ Dan Fleyshman
Name: Dan Fleyshman
Title: President