Form 10KSB
period 2005-12-31
Whos Your Daddy Inc
filed 2006-04-17
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
[ X ] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
OR
[           ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 0-33519

WHO'S YOUR DADDY, INC.
(Name of small business issuer as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

3131 Camino del Rio North, Suite 1650, San Diego, CA 92108
(Address of principal executive offices)

(619) 284-4807
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share (Title of class)

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [               ] No [ X ]

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

Registrant's revenues for its most recent fiscal year: $77,463

As of March 30, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $4,819,000 based on the closing trade reported on the NASD Over-the-Counter Bulletin
Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the company.

On March 30, 2006 the registrant had 14,320,280 shares of common stock, $0.001 par value per share, issued and outstanding.

On March 30, 2006 the registrant had 2,000,000 shares of preferred stock, $0.001 par value per share, issued and outstanding.

Indicate whether the registrant is an accelerated filer based on the market value of its public float held by non-affiliates
at the end of the most recent second fiscal quarter: [           ] Yes [ X ] No

Documents incorporated by reference: None
Transitional Small Business Disclosure Format: Yes [           ] No [ X ]

WHO’S YOUR DADDY, INC.
Index to Annual Report on Form 10-KSB
for the Year Ended December 31, 2005

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.) (the “Company”) was incorporated in the State of Nevada on October 12, 2000, under the name Cogen Systems Inc., and is in its developmental stage. The Company changed its name to Snocone Systems Inc. on December 6, 2001. On April 1, 2005, the Company entered into an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (“WYD”), a California corporation, whereby WYD became a wholly-owned subsidiary of the Company. For accounting purposes, this merger is being treated as a reverse-acquisition since control of the Company passed to the WYD shareholders. On April 13, 2005, a majority of the Company’s shareholders approved a change in the Company’s name to Who’s Your Daddy, Inc. from Snocone Systems Inc.

On August 16, 2004 the Company completed a six-for-one forward stock split. On March 14, 2005, the Company completed a one-for-five reverse stock split. All share and per share amounts included in this document have taken both the forward split and reverse split into account unless otherwise noted.

On October 12, 2000, Snocone acquired the ownership rights to certain software and intellectual property. Under the terms of the Agreement and Assignment of Intellectual Property Rights, the Company issued three million six hundred thousand shares (3,600,000) for a value of three thousand ($3,000) dollars.

On September 2, 2003 the Company signed an agreement with RBM Financial, Inc. and TwentyTen Investments Corp., contracting out the job of identifying the financial viability of this software in terms of generating revenue, and also to explore alternative technologies that would bring revenue into Snocone.

On May 17, 2004 the Company finalized a Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp. (“TwentyTen”) for which TwentyTen received 400,000 shares of restricted common stock. Under the agreement, the Company received $40,000 from TwentyTen to cover basic operating costs of the SMS OfficePools.com application during the year.

On April 21, 2005, the parties mutually agreed to terminate the Content Distribution and Revenue Share Agreement. TwentyTen Investments Corp. returned to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company issued to TwentyTen Investments 40,000 common shares (which represents 10% of the 400,000 shares issued).

On October 13, 2004 the Company signed a licensing agreement with FitBeautiesMag.com to use Snocone's Mobile Video Streaming Service for FitBeautiesMag's web service. The Company obtained a non-exclusive licensing agreement for a period of one year. The Company incurred no costs and earned no revenue in connection with this arrangement.

On October 29, 2004, the Company entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc. (“Riskebiz”) for the purpose of acquiring the exclusive, perpetual, worldwide right to publish, market, advertise, promote, distribute, manufacture, sublicense, vend and otherwise use the Assets, known as RISKeye Mobile Viewing and Surveillance Technology (“RISKeye”), owned by Riskebiz. The Company issued two hundred thousand (200,000) shares of restricted common stock for the acquisition. Mr. Kevin Day, who was the Company’s acting Chief Financial Officer and a director, and was the Company’s president until September 24, 2004, was appointed the Company’s Chief Technology Advisor. Mr. Day is also the President and majority owner of Riskebiz.

On April 21, 2005, the parties mutually agreed to terminate the Asset Purchase Agreement with Riskebiz. Riskebiz returned to the Company the 200,000 common shares issued for the RISKeye mobile viewing technology. In consideration of the termination of the contract, and work performed to date by Riskebiz, the Company issued to Riskebiz 20,000 common shares (which represents 10% of the 200,000 shares issued).

On November 29, 2004 the Company finalized a license and revenue sharing agreement with SMART-TEK Communications Inc. for Smart-Tek to work with Snocone in developing a joint-venture to market and sell the RISKeye mobile surveillance viewing technology to its existing and potential client base in exchange for a percentage of the revenues derived from the implementation and usage of the Company's technology. On January 28, 2005, the parties concluded that they could not identify an application or product to co-develop, produce and market so as to fulfill the agreement.

On April 1, 2005, Snocone Systems Inc. entered into an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (“WYD”), a California corporation, whereby WYD became a wholly-owned subsidiary of the Company. Snocone changed its name to Who’s Your Daddy, Inc. as per the terms of the merger agreement. For accounting purposes, this merger is being treated as a reverse-acquisition since control of the Company passed to the WYD shareholders. As a result of this accounting treatment, subsequent to the reverse-acquisition the historical financial statements of the acquiring company are presented for all periods prior to the acquisition, along with the consolidated financial statements of both entities for all periods after the reverse acquisition date.

The WYD shareholders received four million, five hundred thousand (4,500,000) shares of the Company's stock as a condition of the merger, with five hundred thousand (500,000) shares delivered at closing and four million (4,000,000) shares to be released on a dollar for dollar earn out basis. Of the four million, five hundred thousand (4,500,000) shares of the Company's stock required for closing, two million forty thousand (2,040,000) shares were issued from treasury and the remaining two million four hundred and sixty thousand (2,460,000) shares were transferred from existing shares already issued. At such time as WYD has generated $4,000,000 in revenues, the 4,000,000 shares will have been fully delivered to WYD shareholders pursuant to this agreement and shall be deemed to be fully earned.

WYD designs and licenses a variety of products centered around its trademark protected brand, "Who's Your Daddy", which appeals to young men and sports fans who strive for "style with authority". WYD holds multiple trademark rights to "Who's Your Daddy" in the United States and Europe and is in the process of obtaining trademark rights in various countries within the global marketplace. The WYD brand has expanded into the energy drink marketplace through the manufacturing and sale of the Who’s Your Daddy “King of Energy Drink”, for which the Company began sales in the third quarter of 2005.

The Company’s previous business plan was to develop the services for the SMSofficePools.com business and the RISKeye Mobile Viewing and Surveillance Technology. On April 21, 2005, the agreements with TwentyTen Investments Corp. and Riskebiz Internet Services Inc. were terminated. TwentyTen and Riskebiz agreed to return the common shares issued in 2004. In consideration of the termination of the contract, and work performed to date by TwentyTen and Riskeye, the Company issued 40,000 common shares to TwentyTen Investments (which represents 10% of 400,000 shares originally issued) and 20,000 common shares to Riskeye Internet Services (which represents 10% of the 200,000 shares originally issued).

The Company has refocused its business plan to include the development of energy drinks within the beverage marketplace, in addition to licensing. The business strategy behind “Who’s Your Daddy” focuses on maintaining the edge, energy and humour behind the WYD brand, while continuing to build brand awareness and recognition. The WYD brand is expected to be positioned within mass-market retail outlets, offering high quality, cutting edge products. The WYD target market includes young adult males, sports fans, and NASCAR devotees. As part of the WYD strategy, WYD has developed products and events that appeal to these groups and continues to assess opportunities to expand their product lines. In 2005, the Company sponsored a NASCAR car toward the end of the season and, in 2006, it has signed a sponsorship agreement with Sacks Motorsports, Inc. and debuted its car in March, 2006.

To date, the Company’s activities have been primarily organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

Funding Its Business Plan

To date the Company has funded its plans primarily through the issue of stock via private placements, the issue of stock in exchange for technology rights and services, and the issue of stock to settle obligations under various loans.

In 2004, the Company raised $161,516 via loans and received $40,000 under TwentyTen’s contract with the Company. In 2005, the Company raised $2,282,108 via loans and $610,000 from the issuance of restricted common stock for cash.

The Company does not have any off-balance sheet arrangements.

Competition

Royalties paid to Who’s Your Daddy under licensing agreements are generally based on a percentage of the licensee’s net sales of licensed products. Who’s Your Daddy brand products are subject to extensive competition by numerous domestic and foreign companies with respect to clothing and accessories. Such competitors with respect to licensing of the Who’s Your Daddy brand include Cherokee, Inc., No Fear and ODM, which license their many brands for products competitive with Who’s Your Daddy products. Factors which shape the competitive environment include quality of construction and design of the product, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. Therefore, Who’s Your Daddy’s success is dependent on its ability and the ability of its licensees to design, manufacture and sell products bearing its brand and to respond to ever-changing consumer demands.

In addition, there is no guarantee that the Company will be able to secure trademark protection in the various foreign countries it has applied for trademark rights in or that other companies will not illegally use our Brand. Further, another company has the trademark rights for “Who’s Your Daddy” in the United States for International Class 25. The Company has signed a Trademark License Agreement with that company granting the Company an exclusive license to use the Registered Marks in the United States on items that are or could be listed in International Class 25, other than footwear, marked with a Registered Mark.

Who’s Your Daddy “King of Energy” drink is subject to extensive competition by numerous domestic and foreign companies. Such competitors include the makers of Red Bull, Rock Star and Monster drinks.

As discussed more fully in Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources (Page 13), the expenses of implementing the Company's business plan will exceed the Company's current resources. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. There is competition for the various sources of venture capital financing, and therefore, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Intellectual Property

Who's Your Daddy designs and licenses a variety of products centered around its trademark protected brand, "Who's Your Daddy", which appeals to young men and sports fans who strive for "style with authority". WYD holds multiple trademark rights to "Who's Your Daddy" in the United States and Europe and is in the process of obtaining trademark rights in various countries within the global marketplace.

Government Regulation

There are no government regulations that apply specifically to the Company’s business.

Employees

Prior to the reverse acquisition in April, 2005, the Company had no employees. The Company relied upon its officers, directors and part-time outside consultants to further its affairs.

As of March 30, 2006, Who’s Your Daddy employed thirteen persons. None of these employees are represented by labor unions and Who’s Your Daddy believes that its employee relations are satisfactory. The corporate offices of Who’s Your Daddy, Inc. are located in San Diego, California.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company’s principal executive offices are located at 3131 Camino del Rio North, Suite 1650, San Diego, CA 92108.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of the company’s executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation, except as described below.

On April 1, 2005, Who’s Your Daddy Inc. received notice that Who’s Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who’s Your Daddy, Inc. The complaint alleges that Who’s Your Daddy, Inc. is infringing the trademark of Who’s Ya Daddy, Inc. with respect to clothing (Class 25) and includes federal trademark claims, federal and California unfair competition claims and related claims. On April 7, 2006, the Company executed a definitive settlement agreement with Who’s Ya Daddy, Inc. (Daddy). Under the terms of the settlement agreement and related Trademark License Agreement, the Company has been granted an exclusive license to use the Registered Marks on clothing (Class 25). Under the Agreement, the Company will remit to Daddy 6% of the Gross Sales for the Licensed Products (excluding footwear) sold in the United States (or outside the United States that are directly distributed in the United States), with a minimum annual amount of $70,000. The Company will also remit to Daddy 12% of the licensing revenues or the value of consideration received from third parties who have been granted sublicenses of the Registered Marks for the Licensed Products sold in the United States. The Agreement is for a four-year term and will automatically renew for consecutive four-year terms at the Company’s option.

Additionally, a lawsuit was filed in 2005 in the Superior Court of the State of California in and for the County of San Diego claiming that an individual is owed 58,200 shares of stock and $90,000 on a loan made to WYD. The Company believes it has meritorious defenses to these claims, as well as counterclaims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders during the quarter ended December 31, 2005.

On April 13, 2005, pursuant to a Written Consent of a Majority of the Outstanding Shares of Common stock, a majority of the Company’s shareholders approved a change in the Company’s name to Who’s Your Daddy, Inc. from Snocone Systems Inc. and the Company’s authorized capital was increased to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Who’s Your Daddy, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 12, 2000, under the name Cogen Systems Inc. The Company changed its name to Snocone Systems Inc. on December 6, 2001. The Company’s common stock was approved for trading on the Over-the-Counter Bulletin Board (OTC.BB) under the symbol SCOS on July 25, 2004. On April 13, 2005, a majority of the Company’s shareholders approved a change in the Company’s name to Who’s Your Daddy, Inc. from Snocone Systems Inc. and is now trading under the symbol WYDY.

On May 17, 2004 Snocone finalized a Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp. (“TwentyTen”) for which TwentyTen received 400,000 shares of restricted common stock.

On April 21, 2005, the parties mutually agreed to terminate the Content Distribution and Revenue Share Agreement with TwentyTen. TwentyTen Investments Corp. returned to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company issued to TwentyTen Investments 40,000 common shares (which represents 10% of the 400,000 shares issued).

On October 29, 2004, the Company entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc., a corporation formed under the laws of British Columbia, Canada (“Riskebiz”) to acquire the assets, known as RISKeye Mobile Viewing and Surveillance Technology (“RISKeye”), owned by Riskebiz. The Company issued two hundred thousand (200,000) shares of restricted common stock for the asset.

On April 21, 2005, the parties mutually agreed to terminate the Asset Purchase Agreement with Riskebiz . Riskebiz returned to the Company the 200,000 common shares issued for the RISKeye mobile viewing technology. In consideration of the termination of the contract, and work performed to date by Riskebiz, the Company issued to Riskebiz 20,000 common shares (which represents 10% of the 200,000 shares issued).

On August 16, 2004 the Company completed a six-for-one forward split. Immediately following the forward stock split the number of issued and outstanding shares in the company totalled 40,257,180 (6,709,530 post March, 2005 reverse split).

On November 3, 2004 the Company cancelled 30% of the Company's issued and outstanding common stock in the amount of 15,596,400 (3,119,280 post March, 2005 reverse split) shares. These shares were owned by directors and other shareholders.

On February 28, 2005 the Company reinstated the 15,596,400 (3,119,280 post March, 2005 reverse split) shares previously voluntarily cancelled for no consideration. The shares were owned by directors and other shareholders.

On March 14, 2005 the company completed a one-for-five reverse stock split. Following the reverse stock split the number of issued and outstanding shares in the Company totalled approximately 10,180,106.

On April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc., a company incorporated in California. Under the terms of the agreement and plan of merger, the Company issued 2,040,000 shares and cancelled and transferred an additional 2,460,000 issued and outstanding non-float common shares with an agreed stock price of $1.00 per share. 4,000,000 of the shares were delivered into a trust account with the shares to be released, on a dollar for dollar basis, until such time as the Company has generated cumulative revenues of $4,000,000 and shall be deemed to be fully earned.

The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated, since the Company’s stock began trading. Such prices are inter dealer prices without retail mark ups, markdowns or commissions and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

September 30, 2004	$1.19	$ 0.10

(POST 5 for 1 Reverse Split)	$5.95	$0.50

December 31, 2005	$1.84	$0.67

(POST 5 for 1 Reverse Split)	$9.20	$3.35

March 31, 2005	$4.20	$0.45

June 30, 2005	$2.40	$0.40

September 30, 2005	$2.00	$0.82

December 31, 2005	$1.40	$0.66

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings, if any are achieved, in the continued development and operation of its business. Any payment of dividends would depend upon the company’s pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

During the Company’s fiscal year ended December, 2003, the Company issued 1,617,600 shares for cash and 311,436 shares for services. The sale of these securities was exempt from registration pursuant to Regulation S.

On May 17, 2004, the Company issued 400,000 shares of common stock to TwentyTen Investments Corp. pursuant to a Content Distribution and Revenue Share Agreement. The sale of these securities was exempt from registration pursuant to Regulation S.

On April 21, 2005, the parties mutually agreed to terminate the Content Distribution and Revenue Share Agreement with TwentyTen. TwentyTen Investments Corp. returned to the Company the 400,000 common shares issued under the Agreement. In consideration of the termination of the Agreement and work performed to date by TwentyTen Investments, the Company issued to TwentyTen Investments 40,000 common shares (which represents 10% of the 400,000 shares originally issued).

On October 29, 2004, the Company issued 200,000 shares of common stock to Riskebiz Internet Services Inc. pursuant to an Asset Purchase Agreement for assets known as RISKeye. The sale of these securities was exempt from registration pursuant to Regulation S.

On April 21, 2005, the parties mutually agreed to terminate the Asset Purchase Agreement with Riskebiz. Riskebiz returned to the Company the 200,000 common shares issued under the Agreement. In consideration of the termination of the Agreement and work performed to date by Riskebiz, the Company issued to Riskebiz 20,000 common shares (which represents 10% of the 200,000 shares issued).

On November 3, 2004, the Company returned 3,119,280 shares that were issued to management, affiliated entities and other shareholders to treasury for no consideration. On February 28, 2005 the Company reinstated the 3,119,280 shares previously voluntarily cancelled for no consideration. 2,460,000 of these shares were transferred to the WYD shareholders as part of the Merger Agreement.

During the Company’s fiscal year ended December 31, 2004, the Company also issued 125,436 shares for services and 496,013 shares in settlement of debt. The sale of these securities was exempt from registration pursuant to Regulation S.

During the quarter ended March 31, 2005, the Company issued 68,500 shares in payment of debt. The issuance of these shares was exempt from registration pursuant to Regulation S since all of the persons issued the shares are nonresidents of the United States

On April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc., a company incorporated in California. Under the terms of the agreement and plan of merger, the Company issued 2,040,000 shares and delivered an additional 2,460,000 issued and outstanding non-float common shares with an agreed stock price of $1.00 per share. 4,000,000 of the shares were delivered into a trust account with the shares to be released, on a dollar for dollar basis, until such time as the Company has generated cumulative revenues of $4,000,000 and shall be deemed to be fully earned. The issuance of these shares was exempt from registration pursuant to Section 4 (2) of the Securities Act as a transaction not involving a public offering of securities.

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

During the quarter ended September 30, 2005, the Company issued (1) 24,000 restricted shares of common stock to Keith Middlebrooks as of August 1, 2005 for services rendered in the amount of $21,000, (2) 250,000 restricted shares of common stock to The Hanneman Group as of August 6, 2005 for services rendered and to be rendered in the amount of $212,500, (3) 190,000 restricted shares of common stock to Rich Entertainment, Inc. as of August 6, 2005 for services rendered in the amount of $161,500, (4) 10,000 restricted shares of common stock to Miller and Pliakas, LLP as of August 6, 2005 for services rendered in the amount of $8,500, (5) 400,000 restricted shares of common stock to October Funds Ltd for cash in the amount of $200,000 and (6) 850,000 restricted shares of common stock to Geneva Equities on various dates for cash and services rendered in the amount of $760,000. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering of securities.

During the quarter ended December 31, 2005, the Company issued (1) 328,947 restricted shares of common stock to Around the Clock Partners for cash in the amount of $250,000, (2) 42,000 restricted shares of common stock to correct prior issuances, (3) 189,164 restricted shares of common stock to Geneva Equities on various dates for investment banking services rendered in the amount of $89,791, (4) 20,000 restricted shares of common stock to George Salameh for investment banking services rendered in the amount of $20,000, (5) 126,500 restricted shares of common stock to various individuals for services and expenses in the amount of $123,794, (6) 7,875 restricted shares of common stock to The Albert Hannah Trust as of December 27, 2005 for loan interest in the amount of $7,875, (7) cancelled 170,000 restricted shares of common stock to Rich Entertainment, Inc. previously issued as of August 6, 2005 for services rendered in the amount of $144,500 and (8) cancelled 250,000 restricted shares of common stock to The Hanneman Group as of August 6, 2005 for services rendered and to be rendered in the amount of $212,500. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed above. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Plan of Operations

The Company’s business is still in the development stage. On September 2, 2003, the Company entered into a joint venture agreement with RBM Financial Inc. and TwentyTen Investments Corp., for the purposes of identifying means of profitably exploiting its Snocone technology, diversifying its technology platform, and broadening its market base to pursue complementary business opportunities. The Company contributed $100,000 to the joint venture. All of the funds were expended as of December 31, 2004.

On May 17, 2004 Snocone finalized a license agreement with TwentyTen Investments Corp. Under the agreement, the Company spent $882,600 purchasing market ready products, and recorded related amortization and impairment costs amounting to $480,000. Under the agreement, the Company received $40,000 from TwentyTen to cover basic operating costs of the SMS OfficePools.com application during the year. On April 21, 2005, the parties mutually agreed to terminate the agreement.

From October 12, 2000 through December 31, 2005, the Company engaged in no significant operations other than organization activities and research and development. The Company received minimal revenues. During the 2005 fiscal year, the company incurred a loss in the amount of $4,251,311, compared to a loss of $369,914 in the previous year. The Company expended $365,286 in 2004 and 3,028,137 in 2005 for administration costs and $1,168 in 2004 and 622,556 in 2005 for marketing costs. Operational costs over the next year will depend on a number of factors, including costs with respect to the Who’s Your Daddy business plan.

On October 29, 2004, the Company entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc., a corporation formed under the laws of British Columbia, Canada to acquire the assets, known as RISKeye Mobile Viewing and Surveillance Technology, owned by Riskebiz. The Company issued two hundred thousand (200,000) shares of restricted common stock for the asset. On April 21, 2005, the parties mutually agreed to terminate the agreement .

On April 1, 2005 the Company completed an Agreement and Plan of Merger with Who’s Your Daddy, Inc.. WYD designs and licenses a variety of products centered around its trademark protected brand, “Who’s Your Daddy”, which appeals to young men and sports fans who strive for “style with authority”. WYD holds multiple trademark rights to “Who’s Your Daddy” in the United States and Europe and is in the process of obtaining trademark rights within the global community. The Company has refocused its business plan to include the development of energy drinks within the beverage marketplace, in addition to licensing..

The business strategy behind “Who’s Your Daddy” focuses on maintaining the edge, energy and humour behind the WYD brand, while continuing to build brand awareness and recognition. The WYD brand is expected to be positioned in mass-market retail outlets, offering high quality, cutting edge products. The WYD target market includes young adult males, sports fans, NASCAR devotees. As part of the WYD strategy, WYD has developed products and events that appeal to these groups and continues to assess opportunities to expand their product lines, which consist of the right to use its trademark in over 300 products ranging from energy drinks to children’s books. In 2005, the Company sponsored a NASCAR car toward the end of the season and in 2006 it has signed a sponsorship agreement with Sacks Motorsports, Inc., with the début of its car in March, 2006.

The WYD brand has expanded into the energy drink marketplace through the manufacturing of the Who’s Your Daddy “King of Energy Drink”, for which the Company began sales in the third quarter of 2005.

The Company believes that the energy drinks will generate revenues within the beverage marketplace and strengthen subsequent licensing revenues, as well as increase the intellectual value of the brand while diversifying the Who's Your Daddy product line.

Liquidity and Capital Resources

The Company issued 600,000 shares for technology during 2004. 540,000 of these shares were cancelled as of April 21, 2005. The Company remains in the development stage.

At December 31, 2005, the Company had a working capital deficit of $3,032,977 compared with $640,397 at December 31, 2004. The Company plans to utilize debt and/or equity financings to fund its short-term and long-term growth. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses.

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

For the most recent fiscal year, 2005, the Company incurred a loss in the amount of $4,251,311 compared to a loss of $369,914 in 2004. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure and market ready products in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

From November 21, 2001 (date of inception) through December 31, 2005, the Company has incurred an accumulated net loss of $5,643,808, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities.

The Company does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as at December 31, 2005 (Consolidated) and 2004	18

Statements of Operations for the Years Ended December 31, 2005 (Consolidated) and 2004 and for the period from November 21, 2001 (inception) to December 31, 2005	20

Statements of Cash Flows for the Years Ended December 31, 2005 (Consolidated) and 2004 and for the Period from November 21, 2001 (inception) to December 31, 2005	21

Statements of Stockholders’ Equity – Nevada Corporation for the Period from October 12, 2001 (inception) to December 31, 2005	23

Statements of Stockholders’ Equity – California Corporation for the Period from January 1, 2004 to December 31, 2005	27

Notes to the Financial Statements	28

Who’s Your Daddy, Inc.
(Formerly Snocone Systems Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 (CONSOLIDATED) AND 2004

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Who’s Your Daddy, Inc.
(A Development Stage Company)

We have audited the accompanying Balance Sheets of Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.) (a development stage company) as at December 31, 2005 (Consolidated) and 2004, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for Who’s Your Daddy, Inc. for years ended December 31, 2005 (Consolidated) and December 31, 2004 and for the cumulative period from the inception of Who’s Your Daddy, Inc., November 21, 2001, to December 31, 2005 and the statement of stockholders equity (deficiency) for the cumulative period from the inception of Snocone Systems Inc., October 12, 2000, to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for the periods indicated in conformity with U.S. generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $5,643,808 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, PA
Coral Springs Florida
April 14, 2006

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Balance Sheets
As at December 31, 2005 (Consolidated) and December 31, 2004

	December 31,	December 31,
	2005	2004

Assets
Current Assets
Cash	$2,977	$4,116
Accounts Receivable	4,255	-
Advances to Officers	-	22,085
Inventories	83,286	-
Loans Receivable	1,955	-
Escrow Deposit	5,000	-
Prepaid Expenses	37,120	-
Total Current Assets	134,593	26,201

Property, Plant and Equipment
Fixed Assets	71,924	14,750
Less: Accumulated Depreciation	(11,054)	(1,475)
Net Property, Plant and Equipment	60,870	13,275

Non-Current Assets
Organization Costs, Net	500	1,000
Trademarks, Net	71,737	14,500
Security Deposits	10,900	10,000
Total Non-Current Assets	83,137	25,500

Total Assets	$278,600	$64,976

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Balance Sheets
As at December 31, 2005 (Consolidated) and December 31, 2004
(Continued)

	December 31,	December 31,
	2005	2004
Liabilities and Stockholders’ Deficiency

Liabilities
Current Liabilities
Accounts & Accrued Expenses Payable	$982,088	$324,122
Due to Officers and Related Parties	607,026	271,000
Loans Payable – Short-Term	200,000	71,476
Current Portion of Long-Term Debt	1,378,456	-
Total Current Liabilities	3,167,570	666,598

Non-Current Liabilities
Long-Term Debt, Net of Current Portion	593,896	-

Total Liabilities	3,761,466	666,598

Stockholders’ Deficiency
Preferred Stock - Nevada Corporation December 31, 2005 -
$.001 Par Value - 20,000,000 Shares Authorized, 2,000,000
Issued and Outstanding.
No Preferred Stock at December 31, 2004	2,000	-
Common Stock – Nevada Corporation December 31, 2005 -
$.001 Par Value. 100,000,000 Shares Authorized, 13,791,438
Shares Issued and Outstanding.
California Corporation December 31, 2004 – No Par Value.
10,000,000 Shares Authorized, 9,769,000 Shares Issued and
Outstanding.	13,792	790,875
Additional Paid-in Capital	2,345,250	-
Prepaid Financing Fees Paid by Issuing Stock	(200,100)	-
Deficit Accumulated During the Development Stage – CA
Corporation	(5,643,808)	(1,392,497)

Total Stockholders’ Deficiency	(3,482,866)	(601,622)

Total Liabilities and Stockholders’
Deficiency	$278,600	$64,976

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Statements of Operations
For the Year Ended December 31, 2005 (Consolidated) and 2004
and for the Period from November 21, 2001 (Inception) to December 31, 2005

			Cumulative From
			Inception
	Year Ended		November 21, 2001
	December 31,		To December 31,
	2005	2004	2005
Revenues	$77,463	$-	$117,099

Cost of Goods Sold	52,331	-	52,331

Gross Margin	25,132	-	64,768

Expenses

Advertising, Promo and Marketing	622,556	1,168	623,724
Administration and General	3,028,137	365,286	4,450,960
Loss on Termination of Contract	78,000	-	78,000
Corporate Franchise Taxes	800	800	3,200

Total Expenses	3,729,493	367,254	5,155,884

Loss Before Interest Expense	(3,704,361)	(367,254)	(5,091,116)

Interest Expense - Cash	(278,874)	(2,660)	(284,616)
Interest Expense – Stock and Warrants	(268,076)	-	(268,076)

Loss Before Provision for
Income Taxes	(4,251,311)	(369,914)	(5,643,808)

Provision for Income Taxes	-	-	-

Net Loss	$(4,251,311)	$(369,914)	$(5,643,808)

Loss per Share	$(0.36)	N/A

Weighted Average Shares Outstanding	11,922,628	N/A

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Statements of Cash Flows
Year Ended December 31, 2005 (Consolidated) and 2004
and for the Period from November 21, 2001 (Inception) to December 31, 2005

			Cumulative from
			Inception November
	Year Ended		21, 2001 to
	December 31,		December 31,
	2005	2004	2005
Cash Flows From Operating Activities
Net Loss for the Period	$(4,251,311)	$(369,914)	$(5,643,808)
Add: Non-Cash Items:
Depreciation and Amortization	17,917	4,775	25,394
Stock and Warrants Issued for Interest	268,076	-	268,076
Stock Issued for Services and Expenses	760,264	-	760,264
Defiance Termination Recorded as Long-
Term Debt	78,000	-	78,000
	(3,127,054)	(365,139)	(4,512,074)
Change in Non-Cash Working Capital Items:
Financing Fees Paid by Issuing Stock	(200,100)	-	(200,100)
Accounts Receivables	(4,255)	-	(4,255)
Inventories	(83,286)	-	(83,286)
Prepaid Expenses	(37,120)	-	(37,120)
Escrow Deposit	(5,000)	-	(5,000)
Advances to Officers	22,085	-	22,085
Organization Costs	-	-	(2,500)
Trademarks	(65,075)	(10,000)	(84,075)
Security Deposits	(900)	(10,000)	(10,900)
Accounts & Accrued Expenses Payable	867,966	144,861	1,192,087
Due to Officers and Related Parties	245,989	192,000	437,989
Loans Payable – Short-Term	14,500	-	14,500
Cash Used by Operations	$(2,372,250)	$(48,278)	$(3,272,649)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(57,174)	$(14,750)	$(71,924)
Loans Made	(1,955)	(22,085)	(24,040)
Repayments on Loans Made	5,000	8,280	13,280
Cash Used by Investing Activities	$(54,129)	$(28,555)	$(82,684)

Cash Flows From Financing Activities
NV - Capital Stock Issued for Cash	$610,000	-	$774,100
CA - Capital Stock Issued for Cash	-	$58,633	790,875
Proceeds from NIR financing	1,750,000	-	1,750,000
Proceeds from Other Loans	532,108	22,296	674,303
Loan Repayments	(381,047)	-	(381,047)
Additional Paid In Capital – Reverse
Acquisition	(85,821)	-	(249,921)
Cash Provided by Financing Activities	$2,425,240	$80,929	$3,358,310

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Continued)
Year Ended December 31, 2005 (Consolidated) and 2004
and for the Period from November 21, 2001 (Inception) to December 31, 2005

			Cumulative from
			Inception November
	Year Ended		21, 2001 to
	December 31,		December 31,
	2005	2004	2005

Cash Used by Operations	$(2,372,250)	$(48,278)	$(3,272,649)

Cash Used by Investing Activities	(54,129)	(28,555)	(82,684)

Cash Provided by Financing Activities	2,425,240	80,929	3,358,310

Change In Cash	(1,139)	4,096	2,977

Cash, Beginning Of Period	4,116	20	-

Cash, End Of Period	$2,977	$4,116	$2,977

Other Cash Items
Cash Paid for Interest Expense	$278,874	$2,660	$284,616
Cash Paid for Income Taxes	-	-	-

Non-Cash Financing Activities
Stock Issued for Technology and Software	-	-	869,600
Rights
Stock Issued for the Organization of the
Company	-	-	2,000
Conversion of Account Payable to Long-Term
Debt	210,000	-	210,000
NV Common Stock Issued - WYD Reverse
Acquisition	4,500	-	4,500
Treasury Stock Reissued - WYD Reverse
Acquisition	2,040	-	2,040
NV Common Stock Transferred - WYD
Reverse Acquisition	(2,460)	-	(2,460)
Stock Issued for Debt	-	-	157,300
Stock Issued for Interest Expense	268,076	-	268,076
Stock Issued for Services and Other Expenses	760,264	-	760,264

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity – Nevada Corporation
for the Period from October 12, 2000 (Inception) to December 31, 2005

							Deficit
	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		During the
	of		of		Paid-In		Development
	Shares	Amount	Shares	Amount	Capital	Fees	Stage	Total

Balances, October 12, 2000 (Date of
inception)	-		-	-	-	-	-	-

Stock issued for
organization expenses	-	-	2,400,000	$2,400	$(400)	-	-	$2,000
Stock issued for technology		-	3,600,000	3,600	(600)	-	-	3,000
Loss for the Period	-	-	-	-	-	-	$(10,758)	(10,758)

Balances, December 31, 2000	-	-	6,000,000	6,000	(1,000)	-	(10,758)	(5,758)

Loss for the Year	-	-	-	-	-	-	(470)	(470)

Balances, December 31, 2001	-	-	6,000,000	6,000	(1,000)	-	(11,228)	(6,228)

Stock issued for cash	-	-	122,400	122	16,278	-	-	16,400
Loss for the Year	-	-	-	-	-	-	(50,793)	(50,793)

Balances, December 31, 2002	-	-	6,122,400	6,122	15,278	-	(62,021)	(40,621)

Stock issued for cash	-	-	1,617,600	1,618	146,082	-	-	147,700
Stock issued under the Performance
Stock Plan	-	-	311,436	311	64,571	-	-	64,882
Loss for the Year	-	-	-	-	-	-	(165,526)	(165,526)

Balances, December 31, 2003	-	-	8,051,436	$8,051	$225,931	-	$(227,547)	$6,435

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity – Nevada Corporation
for the Period from October 12, 2000 (Inception) to December 31, 2005

							Deficit
	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		During the
	of		of		Paid-In		Development
	Shares	Amount	Shares	Amount	Capital	Fees	Stage	Total

Balances, December 31, 2003	-	-	8,051,436	$8,051	$225,931	-	$(227,547)	$6,435

Stock issued for debt	-	-	496,013	496	156,834	-	-	157,330
Stock issued under the Performance
Stock Plan	-	-	888,564	889	73,158	-	-	74,047
Stock issued for services	-	-	125,436	125	168,328	-		168,453
Stock issued for technology	-	-	200,000	200	199,800	-	-	200,000
Stock issued for software rights	-	-	400,000	400	882,200	-	-	882,600
Stock returned for no consideration	-	-	(3,119,280)	(3,119)	3,119	-	-	-
Loss for the Year	-	-	-	-	-	-	(1,190,206)	(1,190,206)

Balances, December 31, 2004	-	-	7,042,169	7,042	1,709,370	-	(1,417,753)	298,659

Stock reinstated for no consideration	-	-	3,119,283	3,119	(3,119)	-	-	-
Stock Issued for Debt	-	-	68,500	69	68,431	-	-	68,500
Adjust Valuation of Technology
Acquired	-	-	(540,000)	(540)	(215,460)	-	-	(216,000)
Loss for the Quarter	-	-	-	-	-	-	(117,945)	(117,945)

Balances, March 31, 2005	-	-	9,689,952	$9,690	$1,559,222	-	$(1,535,698)	$33,214

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity – Nevada Corporation
(Continued)
for the Period from October 12, 2000 (Inception) to December 31, 2005

							Deficit
	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		During the
	of		of		Paid-In		Development
	Shares	Amount	Shares	Amount	Capital	Fees	Stage	Total

Balances, March 31, 2005	-	-	9,689,952	$9,690	$1,559,222	-	$(1,535,698)	$33,214

Stock Issued for Who’s Your Daddy,
Inc (CA)	-	-	500,000	500	(500)	-	-	-
Stock Issued for Who’s Your Daddy,
Inc (CA) and Held in Escrow	-	-	4,000,000	4,000	(4,000)	-	-	-
Shares Cancelled as Part of
Reverse Acquisition	-	-	(2,460,000)	(2,460)	2,460	-	-	-
Write off Nevada Deficit as Part of
Reverse Acquisition	-	-	-	-	(1,535,698)	-	1,535,698	-
Record California Deficit as Part of
Reverse Acquisition	-	-	-	-	1,665,510	-	(1,665,510)	-
Adjust for California Common Stock
Acquired as Part of Reverse
Acquisition	-	-	-	-	(844,650)	-	-	(844,650)
Write off Technology as Part of
Reverse Acquisition	-	-	-	-	(136,815)			(136,815)
Other Adjustments Required as Part
of Reverse Acquisition	-	-	-	-	(12,745)			(12,745)
Stock Issued for Services	-	-	43,000	43	30,340	-	-	30,383
Capital Acquisition Fees	-	-	-	-	-	$(262,795)	-	(262,795)
Loss for the Quarter	-	-	-	-	-	-	(756,075)	(756,075)

Balances, June 30, 2005	-	-	11,772,952	$11,773	$723,124	$(262,795)	$(2,421,585)	$(1,949,483)

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity – Nevada Corporation
(Continued)
for the Period from October 12, 2000 (Inception) to December 31, 2005

							Deficit
	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		During the
	of		of		Paid-In		Development
	Shares	Amount	Shares	Amount	Capital	Fees	Stage	Total
Balances, June 30, 2005	-	-	11,772,952	$11,773	$723,124	$(262,795)	$(2, 421,585)	$(1,949,483)
Stock Issued for Cash	-	-	650,000	650	359,350	-	-	360,000
Stock Issued for Interest Expense	-	-	150,000	150	149,850	-	-	150,000
Stock Issued Promotion and
Marketing Services	-	-	450,000	450	315,401	-	-	315,851
Less: Prepaid Services	-	-	-	-	(109,875)	-		(109,875)
Stock Issued for Financial Services	-	-	474,000	474	449,550	-	-	450,024
Reverse Capital Acquisition Fees	-	-	-	-	-	262,795	-	262,795
Reclassify Fees as Financing Fees
Due to Amended Agreement	-	-	-	-	-	(235,795)	-	(235,795)
Loss for the Quarter	-	-	-	-	-	-	(1,877,235)	(1,877,235)
Balances, September 30, 2005	-	-	13,496,952	13,497	1,887,400	(235,795)	(4,298,820)	(2,633,718)

Stock Issued for Cash	-	-	370,947	371	249,629	-		250,000
Stock Issued for Financial Services	-	-	209,164	209	109,791	-	-	110,000
Stock and Warrants Issued for
Interest Expense	-	-	7,875	8	135,716	-	-	135,724
Stock Issued for Services and
Expenses	-	-	126,500	127	123,794	-	-	123,921
Cancel Shares Issued for Marketing
Services	-	-	(420,000)	(420)	(159,080)	-	-	(159,500)
Stock Issued to Officers as Part of
Employment Agreement	2,000,000	$2,000	-	-	(2,000)	-	-	-
Financing Fees Expensed this
Quarter	-	-	-	-	-	35,695	-	35,695
Loss for the Quarter	-	-	-	-	-	-	(1,344,988)	(1, 344,988)
Balances, December 31, 2005	2,000,000	$2,000	13,791,438	$13,792	$2,345,250	$(200,100)	$(5,643,808)	$(3,482,866)

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity – California Corporation
for the Period from January 1, 2004 to December 31, 2005

		Deficit
		Accumulated
		During the
	Common Stock	Development
	Amount	Stage	Total
Balances, January 1, 2004	$732,242	$(1,022,583)	$(290,341)
Stock Issued for Cash	58,633		58,633
Loss for the Year		(369,914)	(369,914)
Balances, December 31, 2004	790,875	(1,392,497)	(601,622)
Stock Issued for Cash	53,475		53,475
Loss for the Quarter Ended March 31, 2005		(273,013)	(273,013)
Adjust for California Common Stock Retired
as Part of Reverse Acquisition	(844,350)		(844,350)
Adjust California Deficit as Part of Reverse
Acquisition		1,665,510	1,665,510
Balances, December 31, 2005	$-	$-	$-

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2005 (Consolidated) and 2004

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

On August 16, 2004 the Company completed a six-for-one forward stock split. On March 14, 2005, the Company completed a one-for-five reverse stock split. All share and per share amounts included in this document have taken both the forward split and reverse split into account unless otherwise noted.

As discussed below, on April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc. (“WYD”), a company incorporated in California. For accounting purposes, this merger is being treated as a reverse-acquisition since control of the Company passed to the WYD shareholders. As a result of this accounting treatment, subsequent to the reverse-acquisition the historical financial statements of the acquiring company are presented for all periods prior to the acquisition, along with the consolidated financial statements of both entities for all periods after the reverse acquisition date.

Consequently, the consolidated balance sheet at December 31, 2005 includes the assets and liabilities of both companies and the Stockholder’s Equity of the Nevada corporation, whereas the balance sheet at December 31, 2004 only includes the assets, liabilities and Stockholder’s Equity of WYD, the acquiring company under the merger. The consolidated statements of operations and cash flows for the year ended December 31, 2005 and for the period from inception (November 21, 2001) to December 31, 2005 include the operations of WYD, the acquiring entity, for the period beginning January 1, 2005 to March 31, 2005 and from its inception (November 21, 2001) to March 31, 2005 and the consolidated operations of both companies from April 1, 2005 (the date of the merger) through December 31, 2005. The statements of operations and cash flows for the year ended December 31, 2004 only include the operations and cash flows for WYD. In addition, we have included statements of changes in Stockholders’ Equity both for Snocones from its inception (October 12, 2000) to December 31, 2005 and for WYD from its inception (November 21, 2001) to December 31, 2005.

On June 12, 2005, the Company acquired all of the issued and outstanding shares of Pharb University Brand, Inc. (“Pharb”), a company incorporated in Delaware, for a total of 1,000,000 restricted shares of the Company’s common stock. 500,000 shares of common stock were issued and 500,000 shares were to be delivered within fifteen (15) days after the date the quarterly financial statements of the Company have been prepared showing that cumulative sales of Pharb’s products and/or the Company’s products sold through Pharb’s sales channels have reached $4,000,000. On February 28, 2006, the Board of Directors of the Company, Pharb Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company and Pharb University Brand, Inc., a Delaware corporation and Mark De Mattei, an individual, mutually agreed that, (i) their Merger Agreement dated June 12, 2005 was terminated and rescinded Ab Initio and (ii) such agreement was of no further force or effect. All stock issued or to be issued under this agreement was cancelled. Due to the rescission of the merger agreement all references to that entity have been eliminated and these financial statements DO NOT include any assets or any results of operations of Pharb.

2.	Nature of Operations

	a)	Development Stage Activities

To date, the Company’s activities have mainly been organizational, directed at acquiring its principal assets, raising its initial capital and developing its business plan.

In a development stage company, management devotes most of its activities in investigating business opportunities. Principal activities have just begun and initial revenues were generated in July, 2005.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $5,643,808 for the period from inception, November 21, 2001, to December 31, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital. The financial statements neither include any adjustments relating to the recoverability and classification of recorded assets nor the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company is concentrating its efforts in two revenue generating categories – Beverage and Licensing. There are major players in each of these categories and the inability of the Company to obtain or maintain contracts in any one of these areas could affect the future of the Company. Also, revenue derived from international customers are subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges.

f)           Receivables

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At December 31, 2005 no allowance was recorded.

g)           Long Lived Assets

Fixed assets are recorded at cost. For book purposes depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and Amortization expense was $17,917 and $4,775 for the years ended December 31, 2005 and 2004. The Company reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

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

i)           Advertising

Advertising costs, which are included in Advertising, Promotion and Marketing expense, are expensed as costs are incurred.

j)           Inventories

Inventories are presented at the lower of cost or market value, including shipping and handling.

k)           Organizational and Start Up Costs

Costs of start up activities, including organizational costs, were expensed as incurred.

l)           Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005, the Company had no stock equivalents that were anti- dilutive and excluded in the earnings per share computation.

l)	Capitalized Financing Fees

The fees incurred in obtaining the financing described in Note 9 have been recorded as a reduction of equity and will be amortized over the 20 month repayment period of the loan.

j)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are translated into U.S. dollars as follows:

	i.	monetary items at the rate prevailing at the balance sheet date;

	ii.	non-monetary items at the historical exchange rate;

	iii.	revenue and expense at the average rate in effect during the applicable accounting period.

k)	New Accounting Standards

	i.	FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. The Company believes that the adoption of this standard will have no material impact on its financial statements.

	ii.	In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

	iii.	In December 2004, the FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the next fiscal year that begins after December 15, 2005. The Company currently uses the intrinsic value method. The following table shows the effects on net loss and loss per share had compensation and payment been measured on the fair value method pursuant to SFAS No. 123:

	Year ended December 31,
	2004	2005

Net loss, as reported	No Change	($4,251,311)
Officers’ Salary cost increase based on the fair value method		(6,417,125)
Marketing Expense increase based on the fair value method		(436,100)
Financing Expense increase based on the fair value method		(246,332)
Sales Expense increase based on the fair value method		(448,520)
Investment Banking Services Expense increase based on the fair value method		(2,989,200)

Pro forma net loss		($14,788,588)

Basic loss per share
As reported		($.36)
Pro forma		($1.244)

4.	Share Capital

	a)	Issued Shares

On August 16, 2004, the Company’s Board of Directors approved a six-for-one forward stock split. As a result of the stock split, an additional 33,547,650 shares of common stock were issued.

On November 3, 2004, 3,119,280 shares that were issued to management, affiliated entities and other shareholders were returned to treasury for no proceeds. On February 28, 2005 the Company reinstated these 3,119,280 shares On March 14, 2005, the Company’s Board of Directors approved a one-for five reverse stock split. Following the reverse stock split the number of issued and outstanding shares in the Company totalled approximately 10,180,106.

All share and per share amounts included in these financial statements have taken into account both the forward split and reverse split described above unless otherwise noted.

The par value of the common stock remained unchanged at $0.001 and the number of authorized common shares was reduced to 20,000,000. On April 13, 2005, pursuant to a Written Consent of a Majority of the Outstanding Shares of common stock, the Company’s authorized capital was increased to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

	b)	Restricted Stock

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At December 31, 2005, 9,973,701 outstanding shares of common stock were restricted for periods up to two years.

	c)	Stock Issued for Loans and Notes Payable

During the quarter ended March 31, 2005, the Company issued shares in settlement of loans payable as follows:

	NUMBER
	OF
	SHARES	VALUE

For convertible promissory notes issued settled during the quarter ended March 31, 2005 at face value of the notes	68,500	$68,500

	68,500	$68,500

d)           Other Stock and Warrants Issued

On February 28, 2005, the Company reinstated 3,119,283 shares that had been returned to the Company for no consideration on November 3, 2004. 2,460,000 of these shares formed part of the purchase consideration for the Who’s Your Daddy, Inc. acquisition (Note 8(a)).

The Company issued the following restricted common stock during the six months ended September 30, 2005: (1) 4,500,000 restricted shares of common stock per the acquisition of Who’s Your Daddy, Inc. (CA) (Note 8(a)) as of April 1, 2005 (2) 8,000 restricted shares of common stock to Concord Business Services, for services rendered, as of June 9, 2005 (3) 35,000 restricted shares of common stock to Pasadena Capital Partners, for services rendered, as of June 9, 2005, (4) 24,000 restricted shares of common stock to Keith Middlebrooks as of August 1, 2005, (5) 250,000 restricted shares of common stock to The Hanneman Group, for services rendered and to be rendered, as of August 6, 2005, (6) 190,000 restricted shares of common stock to Rich Entertainment, Inc., for services rendered, as of August 6, 2005, (7) 10,000 restricted shares of common stock to Miller and Pliakas, LLP, for services rendered, as of August 6, 2005, (8) 400,000 restricted shares of common stock to October Funds Ltd for cash and (9) 850,000 restricted shares of common stock to Geneva Equities, for cash and services rendered, on various dates. As discussed in Note 1, 500,000 restricted shares of common stock were initially issued per the acquisition of Pharb University Brand, Inc. as of June 12, 2005 and subsequently cancelled as if they had not been issued.

In the three months ended December 31, 2005 the Company issued (1) 328,947 restricted shares with registration rights to Around the Clock Partners for cash, (2) 189,164 restricted shares to Geneva Equities for services rendered for the above October transactions, (3) 42,000 restricted shares to October Funds Ltd. to adjust the above transaction, (4) 20,000 restricted shares to George Salameh for investment banking services, (5) 65,000 restricted shares to Danny Kashou as settlement of claims, (6) 69,375 restricted shares to shareholders as payment of interest on loans and as settlement of claims and (5) cancelled the 250,000 restricted shares of common stock to The Hanneman Group and returned them to Treasury.

In the three months ended December 31, 2005 the Company issued (1) 5-year warrants to purchase a total of 56,818 shares of common stock, at an exercise price of $.88 per share, to Harlan Kleinman, Paresh Patel and Jon Slizza as a retainer against a success fee payable on closing of an Offering of the Company’s securities, (2) 5-year warrants to purchase a total of 148,514 shares of common stock, at an exercise price of $1.01 per share, to Harlan Kleinman in connection with his convertible debenture, (3) 5-year warrants to purchase a total of 50,000 shares of common stock, at an exercise price of $1.50 per share, to the Investors described in Note 9 as part of their financing (4) 5-year warrants to purchase a total of 35,000 shares of common stock, at an exercise price of $1.25 per share, to Around the Clock Partners as part of their cash investment described in the above paragraph, (5) 5-year warrants to executives to purchase a total of 7,150,000 shares of common stock as detailed in Note 12, (6) three 5-year warrants to its investment banker, effective April 1, 2005, each to purchase 1,000,000 shares of common stock each on similar terms to the CEO and President, as detailed in Note 12, (7) three 5-year warrants to its sales managing company, effective June 27, 2005, each to purchase 200,000 shares of common stock each on similar terms to the CEO and President, as detailed in Note 12 and (8) three 5-year warrants in connection with a Marketing and Promotion Agreement, as described in Note 6, effective August 10, 2005, each to purchase 1,000,000 shares of common stock each on similar terms to the CEO and President, as detailed in Note 12. These warrants were terminated on March 1, 2006 by mutual agreement.

A summary of the Company’s stock warrants is presented below:

		Exercise
	Shares	Price

Balance January 1, 2004	0
Granted during the year	0
Balance December 31, 2004	0

Granted during the year, net:	3,650,000	$2.00
	3,600,000	$1.50
	35,000	$1.25
	148,514	$1.01
	3,550,000	$1.00
	56,818	$0.88
Balance December 31, 2005	11,040,332

5.	Related Party Transactions

On September 2, 2003, the Company entered into an agreement with RBM Financial Inc. and TwentyTen Investments Corp. for programming, marketing and business concept expertise. The programming expertise was provided by Riskebiz Internet Services, Inc, a corporation owned by the then-President of the Company. Under the terms of the agreement, the Company prepaid $100,000 for services provided through August, 2004. This agreement was terminated on April 21, 2005.

The Company also paid $6,250, in 2004, to a company owned by the Company’s then- President for advice on acquisitions, strategy, planning and management. Under the terms of a contract, dated September 30, 2004, the Company was committed to pay up to $1,700 per month to its then-President for up to a year for management services to guide the Company in the development of its business, products and services. This agreement was terminated on April 25, 2005 upon the resignation of the Company’s then-President.

The Company has signed agreements with two related parties for systems control, Sarbanes-Oxley, planning and management consulting services. Under the terms of these agreements, the Company is committed to pay $11,000 monthly. A portion of this amount is being deferred until the Company receives additional funding. For the year ended December 31, 2005 the Company paid $49,000 to these parties and deferred payment on $34,000. In addition, during the year ended December 31, 2005 officers and shareholders made loans to the Company of approximately $199,000 and deferred salary of approximately $96,000, and interest has been recorded for approximately $31,500.

6.	Commitments

SMART-TEK Communications Inc.

On November 29, 2004, the Company entered into a Revenue Sharing and Product Development agreement with SMART-TEK Communications Inc. (Smart-Tek), whereby Smart-Tek would earn shares for “their involvement in the design, engineering, sales, manufacturing, technology and expertise with the application(s) or product(s) in partnership with the Company,” and the Company would earn “50% of the revenues associated with the marketable final product”. On January 28, 2005, the parties concluded that they could not identify an application or product to co-develop, produce and market so as to fulfill the agreement.

Rich Entertainment, Inc.

On August 4, 2005, the Company entered into a Marketing and Promotion Agreement (the “Promotion Agreement”) with Rich Entertainment, Inc., a California corporation (RE), f/s/o Percy Miller. Pursuant to the Agreement, RE will provide certain marketing and promotion services for certain products (the “Promoted Products”) of the Company. This agreement was mutually terminated on March 1, 2006, effective February 28, 2006.

Lease Commitments

The Company leases its facilities under a non-cancelable operating lease arrangement for an eighteen-month period in San Diego, California. The lease commenced on November 8, 2004 and ends on May 7, 2006. The remaining lease payments under this lease are $24,060.

The Company leases equipment under non-cancelable operating lease arrangements for a thirty-nine month period. The lease commenced in July, 2005 and ends in September, 2008.

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the year ended December 31, 2005 was $55,660.

Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, are as follows:

Twelve Months Ended December 31,
2006	$ 4,632
2007	4,632
2008	3,474
Total minimum lease payments	$12,738

7.	Litigation

On April 1, 2005, Who’s Your Daddy Inc. received notice that Who’s Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who’s Your Daddy, Inc. The complaint alleges that Who’s Your Daddy, Inc. is infringing the trademark of Who’s Ya Daddy, Inc. with respect to clothing (Class 25) and includes federal trademark claims, federal and California unfair competition claims and related claims. On April 7, 2006, the Company executed a definitive settlement agreement with Who’s Ya Daddy, Inc. (Daddy). Under the terms of the settlement agreement and related Trademark License Agreement, the Company has been granted an exclusive license to use the Registered Marks on clothing (Class 25). Under the Agreement, the Company will remit to Daddy 6% of the Gross Sales for the Licensed Products (excluding footwear) sold in the United States (or outside the United States that are directly distributed in the United States), with a minimum annual amount of $70,000. The Company will also remit to Daddy 12% of the licensing revenues or the value of consideration received from third parties who have been granted sublicenses of the Registered Marks for the Licensed Products sold in the United States. The Agreement is for a four-year term and will automatically renew for consecutive four- year terms at the Company’s option.

Additionally, a lawsuit has been filed claiming that an individual is owed 58,200 shares of stock and $90,000 on a loan made to WYD. The Company believes it has meritorious defenses to these claims, as well as counterclaims.

8.	Acquisitions / Divestitures

a) On April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc. (“WYD”), a company incorporated in California. Under the terms of the agreement and plan of merger (the “WYD Merger Agreement”), the Company issued 2,040,000 shares and delivered an additional 2,460,000 issued and outstanding non-float common shares with an agreed stock price of $1.00 per share. 4,000,000 of the shares were delivered into a trust account with the shares to be released, on a dollar for dollar basis, until such time as the Company has generated cumulative revenues of $4,000,000.

b)           At the time the Company signed an initial Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp., the Company believed it would realize at least the acquisition value from the SMSOfficePools.com service. The Company has since reviewed this acquisition and has come to the conclusion that the value is not materializing as originally anticipated.

On April 21, 2005, the parties mutually agreed to terminate the Content Distribution and Revenue Share Agreement. TwentyTen Investments Corp. returned to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company issued to TwentyTen Investments 40,000 common shares (which represents 10% of the 400,000 shares issued).

c)           At the time the Company signed an initial Agreement with Riskebiz Internet Services, a corporation owned by a then-director, the Company believed it might realize at least the acquisition value from the RISKeye mobile technology. The Company has since reviewed this acquisition, and the Company has come to the conclusion that development is not materializing as originally anticipated. On April 21, 2005, the parties mutually agreed to terminate the Asset Purchase Agreement. Riskebiz returned to the Company the 200,000 common shares issued for the RISKeye mobile viewing technology. In consideration of the termination of the contract, and work performed to date by Riskebiz, the Company issued to Riskebiz Internet Services 20,000 common shares (which represents 10% of the 200,000 shares issued).

d)           The Company has decided to sell all rights, title and interest in various technologies which are no longer core to its business, to an unrelated corporation for 250,000 shares of such corporation’s stock. The shares are restricted for a period of two years, pending the filing of a registration statement. The unrelated corporation is in the process of issuing these shares. As a result, the expenses related to this technology were written off to Additional Paid in Capital as part of the Reverse Acquisition in these financial statements.

e)           On June 12, 2005, the Company acquired all of the issued and outstanding shares of Pharb University Brand, Inc. (“Pharb”), a company incorporated in Delaware, for a total of 1,000,000 restricted shares of the Company’s common stock. 500,000 shares of common stock have been issued and 500,000 shares shall be delivered within fifteen (15) days after the date the quarterly financial statements of the Company have been prepared showing that cumulative sales of Pharb’s products and/or the Company’s products sold through Pharb’s sales channels have reached $4,000,000. On February 28, 2006, the Board of Directors of the Company, Pharb Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company and Pharb University Brand, Inc., a Delaware corporation and Mark De Mattei, an individual, mutually agreed that, (i) their Merger Agreement dated June 12, 2005 was terminated and rescinded Ab Initio and (ii) such agreement was of no further force or effect. All stock issued or to be issued under this agreement was cancelled.

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

At December 31, 2005, the Company was late on one payment to the Investors and in technical default of the Amendment. At April 6, 2006, the Company was late on four payments to the Investors and two of those payments were accruing a default penalty. On April 13, 2006 the Company reached an agreement with the AJW Entities to pay off the balance due to them. Under this Agreement the AJW Entities will accept a payment of $2,400,000 and receive six-year warrants to purchase from the Company 200,000 fully paid and nonassessable shares of Common Stock at a per share purchase price of $1.00.

The full text of this agreement will be filed with a Current Report on Form 8-K within four days after the definitive Agreement between the Company and the Investors was signed on April 17, 2006.

10.	Long-Term Debt

Note Payable in equal monthly installments of $8,000,
Including interest, thru January, 2008	$ 222,352
Note Payable in 18 monthly installments of $136,111
from December, 2005 to May, 2007	1,750,000
Less: Current Portion	(1,378,456)
Total Notes Payable	$ 593,896

The aggregate amount of required payments at December 31, 2005 is as follows:

Twelve Months Ending December 31,
2006	$1,905,445
2007	776,555
2008	8,000
Total	2,690,000
Less: Amount representing interest	(717,648)
Total at present value	$1,972,352

11.	Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

	December 31, 2005	December 31, 2004
Statutory federal income tax rate	34%	34%
State Rate (Net of Federal Benefit)	6	6
Valuation allowance	(40)	(40)
Effective tax rate	-%	-%

The minimum annual state franchise tax in California is $800.

The Company had net operating loss carry-forwards for income tax purposes of approximately $1,417,000 at December 31, 2004. At December 31, 2005 the Company had net operating loss carry-forwards for income tax purposes in excess of $3,000,000 and Section 179 carry-forwards in excess of $100,000. Some of these carryovers are limited to being applied against WYD operations

12.	Executives’ Employment Agreement

Effective April 1, 2005, pursuant to the merger with WYD, the Company entered into employment agreements with its CEO and President. In June, 2005, pursuant to the merger with Pharb, the Company entered into a similar employment agreement with one executive. These agreements were amended in December, 2005. In January, 2006 the contract with the Pharb executive was terminated.

Each agreement is for a period of 5 years. Each executive is to receive annual cash compensation of $144,000 and 2.0% of the annual gross revenue of the Company - effective January 1, 2005 for the WYD executives. Additionally, each employment agreement provides for the issuance of three cash-less exercise warrants, exercisable from month 13 to 60 of the agreement, as follows: one to purchase 1,000,000 shares of common stock at a price of $1.00, one to purchase 1,000,000 shares of common stock at a price of $1.50, and one to purchase 1,000,000 shares of common stock at a price of $2.00. Additionally, each employment agreement provides for the issuance of 1,000,000 shares of voting preferred stock, that cannot be converted to common shares in the Company, with supermajority voting rights not less than four votes per share of such capital stock. As part of the termination agreement with the Pharb Executive, for no additional consideration his preferred stock was returned to the Company, his Warrants were cancelled and he agreed to forgo any gross revenue payments.

In December, 2005, the Company entered into an employment agreement with its CFO, effective June 1, 2005, the starting date of his employment with the Company. The CFO’s term is for three years, his annual compensation starts at $96,000, increasing to $120,000 when the Company receives additional financing in excess of $4,000,000 or has cumulative revenues of $4,000,000, and he receives 0.5% of the annual gross revenue of the Company. Additionally, he received three warrants, each to purchase 175,000 shares of common stock, on similar terms and strike prices to the three warrants described in the above paragraph.

In December, 2005, the Company entered into three year employment agreements with two executives. One of these executives’ agreement was effective May 1, 2005, the starting date of his employment with the Company, and he receives annual compensation of $120,000, 0.5% of the annual gross revenue of the Company and three warrants to purchase 175,000 shares of common stock on similar terms and strike prices to the warrants described above. The other executive’s agreement was effective December 16, 2005, the starting date of his employment with the Company, and he received annual compensation starting at $96,000. This other executive resigned from the Company on March 24, 2006. Under the employment termination agreement he is receiving compensation to the date of his termination and 100,000 warrants with an exercise price of

$2.00 from month 13 to 60 of the agreement. Only these warrants are reflected in these financial statements.

The full text of these five Employment Agreements between the Company and the Executives is filed with the Current Report on Form 8-K and 8-K/A filed on January 3, 2006.

13.	Subsequent Events

As detailed in Note 7, the litigation with Who’s Ya Daddy was settled on April 7, 2006.

As detailed in Note 9, on April 13, 2006 the Company reached an agreement with the AJW Entities to pay off the balance due to them.

As detailed in Note 12, one of the five most highly paid executives resigned on March 24, 2006 and 900,000 of the warrants issued to him were cancelled. On April 7, 2005 another Executive resigned and the Company is currently negotiating a termination agreement with him.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 18, 2005 the “Company, through a mutual agreement with Morgan & Company ("Morgan"), dismissed Morgan as its independent accountant. The change in accountants was approved by unanimous written consent of the Board of Directors on August 18, 2005.

None of Morgan's reports on the Company's financial statements for the fiscal years ended December 31, 2003 and 2004 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports were qualified as to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2003 and 2004 and through the date of Morgan’s dismissal, there were no disagreements between the Company and Morgan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Morgan’s satisfaction would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

However, the Company originally decided, and Morgan agreed, that the accounting treatment for the April, 2005 merger between the Company and Who’s Your Daddy, Inc. should be treated as an acquisition by Snocone of WYD. In looking at the transaction closer, and applying the requirements of SFAS 141, it was determined by our current Chief Financial Officer that the merger should have been treated as a reverse acquisition by WYD of Snocone. Our current accountants concur with this revised treatment.

ITEM 8A. CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures.

Our chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. These officers have identified a weakness in our disclosure controls and procedures. The weakness was discovered by our chief financial officer in October, 2005 and, again, in January, 2006 while he was preparing the financial statements for the Company and reviewing all relevant documentation. The weakness began in August, 2005.

This weakness is in the Company’s procedures that require all contracts and other financial documents (1) to be reviewed by the chief financial officer prior to finalizing the document and (2) to be provided to the chief financial officer within 24 hours of execution of the document.

Upon review of this procedure, it was determined that not all of the relevant documents were reviewed by the chief financial officer prior to their execution and that not all of the relevant documents were provided to the chief financial officer within the time frame required. As a result, our chief executive office and chief financial officer have concluded that our disclosure controls and procedures are adequate but not effective. Inasmuch as the chief financial officer has received and reviewed all the required documents prior to the preparation of the annual financial statements, this weakness should not have a material effect on the financial statements.

          (b) Changes in internal controls.

Subsequent to the date of their evaluation, described in the previous section, there were no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The following table sets forth the name, age and position of each of the members of our Board of Directors, executive officers and promoters as of December 31, 2005:

Name	Age	Position

Dan Fleyshman	24	President and Director
Edon Moyal	24	Chief Executive Officer and Director
Derek Jones	67	Director
Reuven I. Rubinson	52	Chief Financial Officer

          The president and CEO have five-year employment agreements which commenced April 1, 2005. The CFO has a three-year employment agreement which commenced June 1, 2005.

          All officers serve at the pleasure of the board of directors. There are no family relationships among any of the officers and directors.

          Information concerning our executive officers and directors is set forth below.

Dan Fleyshman – President and Director

          Dan Fleyshman has been President and Director of the Company since April 26, 2005. Mr. Fleyshman will serve as director until the next annual meeting of stockholders and until his successor has been duly elected and qualified. Since 2001, Mr. Fleyshman has been the President of Who's Your Daddy, Inc., recently acquired by the Company as a wholly owned subsidiary. Mr. Fleyshman is primarily responsible for the strategic development of key licensing and manufacturing relationships for the Company. In addition, Mr. Fleyshman is instrumental in the formulation of the WYD strategic plan, the recruitment process for key executives within the organization and branding initiatives with a focus on growth.

Edon Moyal – Chief Executive Officer and Director

          Edon Moyal has been Chief Executive Officer and Director of the Company since April 26, 2005. Mr. Moyal will serve as director until the next annual meeting of stockholders and until his successor has been duly elected and qualified. Since 2001, Mr. Moyal has been the Chief Executive Officer of Who's Your Daddy, Inc., which was recently acquired by the Company as a wholly owned subsidiary. Mr. Moyal is a hands on executive who is primarily responsible for formulating WYD’s strategic plan, development of marketing strategies, including new product concepts, establishing distribution channels, branding initiatives, the development of new licensing opportunities, recruitment and development of key executives within the organization, and sourcing capital for company growth.

Derek Jones - Director

          Derek Jones was appointed as Director of the Company on April 26, 2005. Mr. Jones will serve as director until the next annual meeting of stockholders and until his successor has been duly elected and qualified. For more than the past nine years, Mr. Jones has been a consultant and telecom analyst. Mr. Jones, since 2003, has served as a Director of Native American Studies and Fund Raising Division of the Rio Grande Foundation, a New Mexico free market research and educational organization dedicated to the study of public policy. Along with his background in Business Administration, Mr. Jones brings to the Company his knowledge and 35 years experience in the area of corporate development and finance as well as his background in the areas of International Finance and business affairs.

Reuven I. Rubinson, CPA, MBA Chief Financial Officer

          On August 19, 2005, the Board of Directors appointed Mr. Rubinson, as Chief Financial Officer. Mr. Rubinson has been consulting with the Company since April, 2005 and been an employee since June 1, 2005. Mr. Rubinson received his BA from The Colorado College in 1975 and his MBA from New York University in 1977. Mr. Rubinson has owned and managed his public CPA practice from 1975 to the present and has acted as a Controller for several clients, including a start-up company from 1997 to 2001 and an OTC company from 1989 to 1995. In 1983, he joined a regional New York CPA firm which specialized in Wall Street clientele, including many large Hedge Funds and was admitted as a partner in January, 1985. He was responsible for client audits and other financial and tax engagements, computer advisory services and staff training. Mr. Rubinson has extensive experience in financial management possessing expertise in both accounting and MIS. He is particularly adept at effectively and powerfully bringing projects from concept through implementation, with strong leadership and analytical skills.

Arleen Lloyd – Executive Vice President Marketing & Brand

          Ms. Lloyd joined the Company in October, 2005. Arleen Lloyd brings to the Company twenty plus years of Fortune 500 strategic marketing experience. She has been instrumental in developing ground floor marketing and operations strategies that have fostered ROI growth within a varied business landscape. Arleen’s influence has spanned multiple industries including: DisneyWorld, Federated Department Stores, Allied Stores, Avanti Press/Case Hoyt, Dayton Hudson Corporation, Paul Mitchell Sytems, DHL Worldwide Express, as well as, The State of Florida, Dade, Broward and West Palm Beach Counties. For the last three years she has been a consultant for Blue Moose Resources.

          There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

ITEM 10. EXECUTIVE COMPENSATION

No director of the Company has received any remuneration from the Company, in their capacity as a director. The CEO and the registrant’s four most highly compensated executive officers are compensated as employees as per their employment agreements, as detailed in Note 12 to the Financial Statements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information as of December 31, 2005, regarding (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each director and named executive officer of the Company, and (iii) all officers and directors as a group:

		Amount and Nature
		of Beneficial	Percentage
	Position with	Ownership of	Of
Name/Address of Beneficial	Company	Common Stock (1)	Securities(1)
Owner
Vivian Kane	President	0	0.0%
Suite # 200, 100 Park Royal	(resigned
West Vancouver, B.C. V7S	April 26,
2X7	2005)
Derek Jones*	Director	0	0.0%
Edon Moyal*	CEO /	907,875	6.191%
	Director
Dan Fleyshman*	President /	907,875	6.191%
	Director
Reuven I. Rubinson *	CFO	0	0.000%
Arleen Lloyd	VP	0	0.000%
All executive officers and
Directors as a group (5
persons)		1,815,750	12.382%

-----------

* The address of each of the indicated holders is c/o the Company, 3131 Camino del Rio North, Suite 1650, San Diego, California 92108.

(1)

Pursuant to the rules of the Securities and Exchange Commission, a person is deemed to “beneficially own” shares of common stock over which the person has or shares investment or voting power, or has the right to acquire such power within 60 days. The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus in the case of each person the number of shares of common stock issuable only to such person upon the exercise of options or warrants and the conversion of convertible debt securities.

CHANGE IN CONTROL

The Company is not aware of any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the Company has not received notice of any such effort.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 29, 2004, the Company entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc., to acquire the assets, known as RISKeye Mobile Viewing and Surveillance Technology, owned by Riskebiz. The Company issued two hundred thousand (200,000) shares of restricted common stock for the asset. Mr. Kevin Day, who is a Director of the Company, is the President and majority owner of Riskebiz. Subsequent to the Agreement with Riskebiz Internet Services, on April 21, 2005, the parties mutually agreed to terminate the RISKeye Asset Purchase Agreement and cancelled 180,000 of these shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

REPORTS ON FORM 8-K:

8-K filed 05-26-2004
8-K filed 09-27-2004
8-K filed 11-04-2004
8-K filed 11-23-2004
8-K filed 12-03-2004
8-K filed 04-01-2005
8-K filed 04-07-2005
8-K filed 05-05-2005
8-K filed 05-06-2005
8-K/A filed 06-13-2005
8-K filed 06-16-2005
8-K filed 08-10-2005
8-K filed 08-22-2005
8-K filed 08-25-2005
8-K/A filed 08-26-2005
8-K filed 10-07-2005
8-K filed 11-17-2005
8-K filed 01-03-2006
8-K/A filed 01-03-2006
8-K filed 01-19-2006
8-K filed 03-06-2006
8-K/A filed 03-06-2006
8-K filed 03-07-2006
8-K/A filed 03-07-2006
8-K filed 03-17-2006
8-K/A filed 03-17-2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Morgan & Company
2003	2,782	0	0	0
2004	21,000	0	0	0
2005	17,145	0	0	0
Baum & Company
2004	13,000	0	0	0
2005	45,000	0	0	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHO’S YOUR DADDY, INC.

Date: April 17, 2006	By:	/s/ Dan Fleyshman
	Name:	Dan Fleyshman
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Edon Moyal    Date: April 17, 2006
Edon Moyal
Director

By: /s/ Derek Jones   Date: April 17, 2006
Derek Jones
Director