Form 10KSB/A
period 2004-12-31
Whos Your Daddy Inc
filed 2006-05-04
CIK 1164964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                               FORM 10-KSB/A
                                   (Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004
OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                         Commission file number: 0-33519
                                                 -------
                          WHO'S YOUR DADDY, INC
			  ----------------------------
                 (Name of small business issuer in its charter)

             Nevada                                      #98-0360989
            ---------                                   -------------
(State  or  other  jurisdiction  of                   (I.R.S.  Employer
 incorporation  or  organization)                    Identification  No.)

 3131 Camino Del Rio North, Suite 1650
 San Diego, CA 92108                          (619) 284-4807
    ---------------------------                         ---------------
(Address of principal executive offices)         (Registrant's  phone  number)

                            Snocone Systems Inc.
                               --------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]   No  [X]

SNOCONE  SYSTEMS,  INC.
INDEX to Transitional Annual Report on Form 10-KSB/A for the Year Ended December 31, 2004

Part  I                                                                Page
-------                                                                ----

Item  1      Description  of Business                                     3
Item  2      Description  of Property                                     8
Item  3      Legal  Proceedings                                           8
Item  4      Submission  of  Matters  to  a  Vote  of  Security  Holders  8

Part  II
--------

Item  5      Market for Common Equity and Related Stockholder Matters     8
Item  6      Management's Discussion and Analysis of Financial Condition or
             Plan  of  Operation                                         12
Item  7      Financial Statements                                        15
Item  8      Changes In and Disagreements With Accountants on Accounting
             and Financial  Disclosure                                   32

Part  III
---------

Item  9      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With  Section  16(a)  of  the Exchange Act       33
Item  10     Executive  Compensation                                     34
Item  11     Security  Ownership  of  Certain  Beneficial  Owners  and
             Management                                                  34
Item  12     Certain  Relationships  and  Related  Transactions          35
Item  13     Exhibits  and Reports on Form 8-K                           36
Item  14     Principal Accountant Fees and Services               36
Signatures                                                               36

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

STOCKHOLDERS' DEFICIENCY

COMMON STOCK
Authorized:
100,000,000 common shares with a par value of $0.001
 20,000,000 preferred shares with a par value of $0.001

Issued and outstanding:
    7,042,169 common shares at December 31, 2004 and
    8,051,436 common shares at December 31, 2003
    (post stock split and reverse stock split)             7,042       8,051

Additional paid-in capital                             1,709,370     225,931

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE      (1,417,753)   (227,547)
                                                    -------------  ----------
                                                      298,659   6,435
                                                    -------------  ----------
                                                    $    409,105   $  66,042
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

                              SNOCONE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          PERIOD FROM INCEPTION, OCTOBER 12, 2000, TO DECEMBER 31, 2004
                            (STATED IN U.S. DOLLARS)



                                                                                            DEFICIT
                                                           COMMON STOCK                   ACCUMULATED
                                                       NUMBER               ADDITIONAL     DURING THE
                                                         OF                  PAID-IN      DEVELOPMENT
                                                       SHARES       AMOUNT   CAPITAL         STAGE         TOTAL

Balance, October 12, 2000 (Date of inception)               -       $    -   $      -     $         -     $     -

Stock issued for $2,000 of organization expenses    2,400,000        2,400       (400)              -       2,000
Stock issued for technology   . . . . . . . . .     3,600,000        3,600       (600)              -       3,000
Loss for the period . . . . . . . . . . . . . .             -            -          -         (10,758)    (10,758)

Balance, December 31, 2000. . . . . . . . . . .     6,000,000        6,000     (1,000)        (10,758)     (5,758)

Loss for the year . . . . . . . . . . . . . . .             -            -          -            (470)       (470)

Balance, December 31, 2001. . . . . . . . . . .     6,000,000        6,000     (1,000)        (11,228)     (6,228)

Stock issued for cash . . . . . . . . . . . . .       122,400          122     16,278               -      16,400
Loss for the year . . . . . . . . . . . . . . .             -            -          -         (50,793)    (50,793)

Balance, December 31, 2002. . . . . . . . . . .     6,122,400        6,122     15,278         (62,021)    (40,621)

Stock issued for cash (Note 4(e)) . . . . . . .     1,617,600        1,618    146,082               -     147,700

Stock issued under the Performance
   Stock Plan (Note 4(d))                             311,436          311     64,571               -      64,882
Loss for the year . . . . . . . . . . . . . . .             -            -          -        (165,526)   (165,526)

Balance, December 31, 2003. . . . . . . . . . .     8,051,436        8,051    225,931        (227,547)      6,435

Stock issued for debt (Note 5(f) ) .  . .       496,013          496    156,834               -     157,330

Stock issued under the Performance
   Stock Plan (Note 5(d) )                      888,564          889     73,158               -      74,047
Stock issued for services (Note 5(g) ) . .      125,436          125    168,328               -     168,453
Stock issued for technology (Note 5(b)) . .     200,000          200    199,800               -     200,000
Stock issued for software rights (Note 5(b))   400,000          400    882,200               -     882,600
Cancelled stock (Note 5(a)) . . . . . . .    (3,119,280)      (3,119)     3,119               -           -
Loss for the year . . . . . . . . . . . . . . .             -            -          -      (1,190,206) (1,190,206)

Balance, December 31, 2004. . . . . . . . . . .     7,042,169     $  7,042 $1,709,370     $(1,417,753)  $(298,659)

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
                                                     ====               ====

Expected  tax  recovery  at  34%         $    (400,000) $     (56,279)
Change  in  valuation  allowance               400,000         56,279

Income  tax  provision                   $              -      $           -

The  Company  did  not  pay  any  income  tax  in  2004  or  2003.

Deferred  tax  assets  (liabilities)  at  December  31  were  as  follows:


                                                     2004               2003
                                                     ====               ====

Gross  Tax  Deferred  Asset
Operating  loss  carryforwards           $     481,000  $      77,366
Valuation  allowance                          (481,000)       (77,366)

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

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

(a)  Evaluation  of  disclosure  controls  and  procedures


Our current chief executive and chief financial officers have evaluated our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. These officers have concluded that our disclosure controls are not effective.

Our current CFO has discovered that an individual had the ability to both write checks and sign them. Further, there were no written procedures for insuring that all information was forwarded to the accounting department in a timely manner. This non-segregation of duties and lack of written procedures, we believe, made our controls ineffective at December 31, 2004. Inasmuch as the accounting department received all the documents prior to the preparation of the financial statements, this weakness should not have a material effect on the financial statements.


(b)  Changes  in  internal  controls.

Subsequent  to  December 31,  2004, corrective actions  were  taken   by  our
Company. At the present time, the two individuals who have the ability to generate checks from our accounting system are not authorized signers on the bank account. Additionally, a procedure has been implemented whereby we now require all contracts and other financial documents (1) to be reviewed by the chief financial officer prior to finalizing the document and (2) to be provided to the chief financial officer within 24 hours of execution of the document. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------

This table sets forth the name, age and position of each director and executive officer of the Company as of December 31, 2004:


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

                              SNOCONE SYSTEMS INC.

Date: May 4, 2006                                By:       /s/  Dan Fleyshman
      -------------------                                 -------------------
                                                Name:            Dan Fleyshman
                                                          -------------------
                                               Title:            President
                                                          -------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  Edon Moyal     Date:  May 4, 2006
  ------------------
Edon Moyal
Director


By:  /s/  Derek Jones    Date:  May 4, 2006
  --------------------
Derek Jones
Director