Form 10QSB/A
period 2005-03-31
Whos Your Daddy Inc
filed 2006-05-05
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[               ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

0-33519
Commission file number

WHO’s YOUR DADDY, INC.
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

Transitional Small Business Disclosure Format (Check one): Yes [               ]  No [ X ]

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

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our current chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. These officers have concluded that our disclosure controls were not effective. Our current CFO has discovered that an individual had the ability to both write checks and sign them. Further, there were no written procedures for insuring that all information was forwarded to the accounting department in a timely manner. This non-segregation of duties and lack of written procedures, we believe, made our controls ineffective at December 31, 2004. Inasmuch as the accounting department received all the documents prior to the preparation of the financial statements, this weakness should not have a material effect on the financial statements.

(b)	Subsequent to March 31, 2005, corrective actions were taken by our Company. At the present time, the two individuals who have the ability to generate checks from our accounting system are not authorized signers on the bank account. Additionally, a procedure has been implemented whereby we now require all contracts and other financial documents (1) to be reviewed by the chief financial officer prior to finalizing the document and (2) to be provided to the chief financial officer within 24 hours of execution of the document. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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
Name: Dan Fleyshman
Title: President