Form 10QSB
period 2006-03-31
Whos Your Daddy Inc
filed 2006-05-22
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

(619) 284-4807
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ X ] No [   ]  (2) Yes[ X ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006, the Issuer had 14,586,708 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

The Financial Statements of Who’s Your Daddy, Inc. (referred to herein as the “Company”) required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the unaudited Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2005.

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As at March 31, 2006 (Unaudited) and December 31, 2005

	2006	2005

Assets

Current Assets
Cash	$1,067	$2,977
Accounts Receivable	37,818	4,255
Inventories	39,381	83,286
Loans Receivable	20,084	1,955
Escrow Deposit	15,000	15,000
Prepaid Expenses	27,047	27,120
Total Current Assets	140,397	134,593

Property, Plant and Equipment
Fixed Assets	71,924	71,924
Less: Accumulated Depreciation	(14,932)	(11,054)
Net Property, Plant and Equipment	56,992	60,870

Other Assets
Organization Costs, Net	375	500
Trademarks, Net	129,442	71,737
Security Deposits	10,900	10,900
Total Other Assets	140,717	83,137
Total Assets	$338,106	$278,600

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As at March 31, 2006 (Unaudited) and December 31, 2005
(Continued)

	2006	2005

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts and Accrued Expenses Payable	$1,406,799	$982,088
Due to Officers' and Related Parties	750,973	607,026
Loans Payable – Short-Term	215,225	200,000
Current Portion of Long-Term Debt	1,770,503	1,378,456
Total Current Liabilities	4,143,500	3,167,570

Non-Current Liabilities
Long-Term Debt, Net of Current Portion	201,849	593,896

Total Liabilities	4,345,349	3,761,466

Stockholders’ Deficiency
Preferred Stock $.001 Par Value 20,000,000
Shares Authorized, 2,000,000 Shares Issued and
Outstanding	2,000	2,000
Common Stock - $.001 Par Value 100,000,000
Shares Authorized. Issued and Outstanding:
14,509,565 Shares at March 31, 2006 and
13,791,438 Shares at December 31, 2005	14,510	13,792
Additional Paid-in Capital	2,836,532	2,345,250
Prepaid Expense Paid by Issuing Stock	(165,056)	(200,100)
Deficit	(6,695,229)	(5,643,808)

Total Stockholders’ Deficiency	(4,007,243)	(3,482,866)
Total Liabilities and Stockholders’ Deficiency	$338,106	$278,600

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc.
Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2006 (Consolidated) and 2005

	2006	2005
Revenues	$167,482	$-

Cost of Goods Sold	99,045	-

Gross Margin	68,437	-

Expenses
Administrative and General	599,818	180,827

Advertising, Promotion and Marketing	321,838	9,983

Defiance Termination	-	78,000

Total Expenses	921,656	268,810

Loss before Interest Expense	(853,219)	(268,810)

Interest Expense	(198,201)	(4,206)

Loss before Provision for Income Taxes	(1,051,420)	(273,016)

Provision for Income Taxes	-	-

Net Loss	$(1,051,420)	$(273,016)

Basic
Loss per Share	($0.08)	n/a

Weighted Average Shares Outstanding	13,933,756	n/a

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc.
Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2006 (Consolidated) and 2005

	2006	2005
Cash Flows From Operating Activities
Net Loss for the Period	$(1,051,420)	$(273,014)

Add: Non-Cash Items:
Depreciation and Amortization	10,012	2,860
Stock Issued for Services and Expenses	60,000	-
	(981,408)	(270,154)
Change in Non-Cash Working Capital Items:
Financing Fees Paid by Issuing Stock	35,044	-
Accounts Receivable 3	(33,563)	-
Inventories	43,905	-
Loans Receivable	(18,129)	(4,048)
Prepaid Expenses	73	-
Trademarks	(63,714)	-
Accounts and Accrued Expenses Payable	424,710	70,845
Due to Officers' and Related Parties	127,281	96,200
Loans Payable – Short-Term	10,225	-
Cash Used by Operations	(455,576)	(107,157)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	-	(29,206)
Loans Made	-	-
Repayments on Loans Made	-	(9,567)
Cash Used By Investing Activities	-	(38,773)

Cash Flows From Financing Activities
Stock Issued for Cash	432,000	39,000
Proceeds from Loans	80,059	104,371
Loan Repayments	(58,393)	-
Cash Provided By Financing Activities	453,666	143,371

Change In Cash	(1,910)	(2,559)
Cash, Beginning Of Period	2,977	4,116
Cash, End Of Period	$1,067	$1,557

Item Not Requiring the Use of Cash
Stock issued for services and other expenses	$60,000	$-

(The accompanying notes are an integral part of the financial statements)

Who’s Your Daddy, Inc.
NOTES TO FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 (Consolidated) and 2005

1.	Basis for Presentation

Who’s Your Daddy, Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2000, under the name Cogen Systems Inc. The Company changed its name to Snocone Systems Inc. on December 6, 2001. On April 13, 2005, a majority of the Company’s shareholders approved a change in the Company’s name to Who’s Your Daddy, Inc. from Snocone Systems Inc.

On March 14, 2005, the Company completed a one-for-five reverse stock split. All share and per share amounts included in this document have taken both the forward split and reverse split into account unless otherwise noted.

As discussed below, on April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc. (“WYD”), a company incorporated in California. For accounting purposes, this merger is being treated as a reverse-acquisition since control of the Company passed to the WYD shareholders. As a result of this accounting treatment, subsequent to the reverse-acquisition the historical financial statements of the acquiring company are presented for all periods prior to the acquisition, along with the consolidated financial statements of both entities for all periods after the reverse-acquisition date.

Consequently, the statements of operations and cash flows for the three months ended March 31, 2005 include only the operations of WYD, the acquiring entity. The statements of operations and cash flows for three months ended March 31, 2006 include both companies.

The unaudited financial information herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company Form 10- KSB for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined on that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10K-SB for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the three-month period ended March 31, 2006 may not necessarily be indicative of results for the entire year ending December 31, 2006.

2.	Nature of Operations

	a)	Development Stage Activities

Through December 31, 2005 the Company was considered a development stage company. Revenues commenced in the third quarter of 2005 and have subsequently expanded to almost $170,000 in the first quarter of 2006. Consequently, the Company is no longer in the development stage.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company has incurred a net loss of $6,695,229 from inception, November 21, 2001, to March 31, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital. The financial statements neither include any adjustments relating to the recoverability and classification of recorded assets nor the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Through December 31, 2005 the Company was considered a development stage company, as defined in the Statements of Financial Accounting Standards No. 7. Revenues commenced in the third quarter of 2005 and have subsequently expanded to almost $170,000 in the first quarter of 2006. Consequently, the Company is no longer in the development stage.

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

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At March 31, 2006 no allowance was recorded.

g)	Long Lived Assets

Fixed assets are recorded at cost. For book purposes depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and Amortization expense was $10,012 and $2,860 for the three months ended March 31, 2006 and 2005 respectively. The Company reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

m)	Capitalized Financing Fees

The fees incurred in obtaining the financing described in Note 9 have been recorded as a reduction of equity and are being amortized over the 20 month repayment period of the loan.

n)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are translated into U.S. dollars as follows:

i.	monetary items at the rate prevailing at the balance sheet date;

ii.	non-monetary items at the historical exchange rate;

	iii.	revenue and expense at the average rate in effect during the applicable accounting period.

o)	New Accounting Standards

i.

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

For public entities that file as small business issuers, the effective date of the revised Statement was as of the beginning of the next fiscal year that begins after December 15, 2005. The Company used the intrinsic value method prior to 2006. There was no stock- based compensation issued during either of the two periods presented and, therefore, no disclosure required pursuant to SFAS No. 123.

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

	b)	Restricted Stock

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At March 31, 2006, 9,648,304 outstanding shares of common stock were restricted for periods up to two years.

c)	Other Stock and Warrants Issued

On February 28, 2005, the Company reinstated 3,119,283 shares that had been returned to the Company for no consideration on November 3, 2004. 2,460,000 of these shares formed part of the purchase consideration for the Who’s Your Daddy, Inc. acquisition (Note 8(a)).

In the three months ended March 31, 2006 the Company issued (1) 500,270 restricted shares with registration rights, plus the options listed below, to Around the Clock Partners for cash, (2) 50,000 restricted shares to Geneva Equities, Ltd. for investment banking services rendered, (3) 57,143 restricted shares with registration rights, plus the options listed below, to John Davies for cash, (4) 35,714 restricted shares to Strong Partners Corporation for cash, (5) 25,000 restricted shares to European American Investments for cash, and (5) 50,000 restricted shares to Cohiba Partners, Ltd. for investment banking services rendered.

In the three months ended March 31, 2006 the Company issued (1) a 5-year warrant to purchase a total of 16,000 shares of common stock, at an exercise price of $1.00 per share, to Around the Clock Partners and (2) a 5-year warrant to purchase a total of 8,000 shares of common stock, at an exercise price of $1.00 per share, to John Davies.

A summary of the Company’s stock warrants is presented below:

		Exercise
	Shares	Price

Balance December 31, 2004	0

Issued 4th quarter, 2005, net:	3,650,000	$2.00
	3,600,000	$1.50
	35,000	$1.25
	148,514	$1.01
	3,550,000	$1.00
	56,818	$0.88
Balance December 31, 2005	11,040,332

Issued 1st quarter, 2006:	24,000	$1.00

Balance March 31, 2006	11,064,332

5.	Related Party Transactions

The Company has signed agreements with two related parties for systems control, Sarbanes- Oxley, planning and management consulting services. Under the terms of these agreements, the Company is committed to pay $11,000 monthly. A portion of this amount is being deferred until the Company receives additional funding. For the three months ended March 31, 2006 the Company deferred their entire payment of $33,000. In addition, during the three months ended March 31, 2006 officers and shareholders made loans to the Company of approximately $35,000 and deferred their entire salary of approximately $96,000.

6.	Commitments

Lease Commitments

The Company leases its facilities under a non-cancelable operating lease arrangement for an eighteen-month period in San Diego, California. The lease commenced on November 8, 2004 and ends on May 7, 2006. The Company is currently negotiating an extension of this lease. The remaining lease payments under this lease are $6,192.

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the Three Months Ended March 31, 2006 and 2005 was $16,572 and 15,429.

The Company leases office equipment under non-cancelable operating lease arrangements for a thirty-nine month period. The lease commenced in July, 2005 and ends in September, 2008.

Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31,2005 are as follows:

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

At March 31, 2006, the Company was late on one payment to the Investors and in technical default of the Amendment. At April 6, 2006, the Company was late on four payments to the Investors and two of those payments were accruing a default penalty. On April 13, 2006 the Company reached an agreement with the AJW Entities to pay off the balance due to them. Under this Agreement the AJW Entities will accept a payment of $2,400,000 and receive six-year warrants to purchase from the Company 200,000 fully paid and nonassessable shares of Common Stock at a per share purchase price of $1.00. The full text of these Notes and the other agreements between the Company and the Investors is filed with our Current Reports on Form 8- K Dated May 6, 2005, October 7, 2005 and April 18, 2006.

10.	Long-Term Debt

Note Payable in equal monthly installments of $8,000,
Including interest, thru January, 2008	$222,352
Note Payable in 18 monthly installments of $136,111
from December, 2005 to May, 2007	1,750,000
Less: Current Portion	(1,770,503)
Total Notes Payable	$201,849

The aggregate amount of required payments at December 31, 2005 was as follows:

Twelve Months Ended December 31,
2006	$1,905,445
2007	776,555
2008	8,000
Total	2,690,000
Less: Amount representing interest	(717,648)
Total at present value	$1,972,352

11.	Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

	March 31, 2006	December 31, 2005
Statutory federal income tax rate	34%	34%
State Rate (Net of Federal Benefit)	6	6
Valuation allowance	(40)	(40)
Effective tax rate	-%	-%

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

As detailed in Note 7, the litigation with Who’s Ya Daddy was settled on April 7, 2006.

As detailed in Note 9, on April 13, 2006 the Company reached an agreement with the AJW Entities to pay off the $1,750,000 balance due to them.

On April 7, 2005 an Executive resigned and the Company is currently negotiating a termination agreement with him.

As at May 12, 2006 the Company was finalizing a Securities Purchase Agreement with various investors. A portion of the proceeds of this funding is expected to retire the debt to the Investors described in Note 9.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements. Please also refer to the Company’s most recent audited financial statement as filed in the Company’s 10-KSB for the year ended December 31, 2005 and filed with the SEC on April 17, 2006.

Plan of Operations

The Company’s previous business plan was to develop the services for the SMSofficePools.com business and the RISKeye Mobile Viewing and Surveillance Technology. On April 21, 2005, the agreements with TwentyTen Investments Corp. and Riskebiz Internet Services Inc. were terminated TwentyTen and Riskebiz agreed to return the common shares issued in 2004. In consideration of the termination of the contract, and work performed to date by TwentyTen and Riskeye, the Company issued 40,000 common shares to TwentyTen Investments (which represents 10% of 400,000 shares originally issued) and 20,000 common shares to Riskeye Internet Services (which represents 10% of the 200,000 shares originally issued).

On April 1, 2005 the Company completed an Agreement and Plan of Merger with Who’s Your Daddy, Inc.. WYD designs and licenses a variety of products centered around its trademark protected brand, “Who’s Your Daddy”, which appeals to young men and sports fans who strive for “style with authority” WYD holds multiple trademark rights to “Who’s Your Daddy” in the United States and Europe and is the process of obtaining trademark rights within the global community. The Company has refocused business plan to include the development of energy drinks within the beverage marketplace, in addition to licensing..

The business strategy behind “Who’s Your Daddy” focuses on maintaining the edge, energy and humour behind the WYD brand, while continuing to build brand awareness and recognition. The WYD brand is expected to be positioned in mass-market retail outlets, offering high quality, cutting edge products. The WYD target market includes young adult males, sports fans, NASCAR devotees. As part of the WYD strategy, WYD has developed products and events that appeal to these groups and continues to assess opportunities to expand their product lines, which consist of the right to use trademark in over 300 products ranging from energy drinks to children’s books.

The WYD brand has expanded into the energy drink marketplace through the manufacturing of the Who’s Your Daddy “King of Energy Drink”, for which the Company began sales in the third quarter 2005.

The Company believes that the energy drinks will generate revenues within the beverage marketplace and strengthen subsequent licensing revenues, as well as increase the intellectual value of the brand while diversifying the Who's Your Daddy product line.

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s balance sheets at March 31, 2006 and December 31, 2005 had a Stockholders’ Deficiency of $4,007,243 and $3,482,866 respectively.

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. The Company had a working capital deficiency at March 31, 2006 and December 31, 2005 of $4,003,103 and $3,032,977 respectively.

Please refer to the Company’s most recent audited financial statement as filed in the Company’s 10-KSB for the year ended December 31, 2005 and filed with the SEC on April 17, 2006.

The Company plans to utilize debt and/or equity financings, as well as revenues from its energy drink, product lines and licensing, to fund its short-term and long-term growth. The availability of future financing will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

Item 3. Controls and Procedures

(a)

Our chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. These officers have identified a weakness in our disclosure controls and procedures. The weakness was discovered by our chief financial officer in October, 2005 and, again, in May, 2006 while he was preparing the financial statements for the Company and reviewing all relevant documentation. The weakness began in August, 2005.

This weakness is in the Company’s procedures that require all contracts and other financial documents (1) to be reviewed by the chief financial officer prior to finalizing the document and (2) to be provided to the chief financial officer within 24 hours of execution of the document.

Upon review of this procedure, it was determined that not all of the relevant documents were reviewed by the chief financial officer prior to their execution and that not all of the relevant documents were provided to the chief financial officer within the time frame required. As a result, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are adequate but not effective. Inasmuch as the chief financial officer has received and reviewed all the required documents prior to the preparation of these financial statements, this weakness should not have a material effect on the financial statements.

(b)

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of the Company’s executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation, except as described in the following paragraphs.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

Changes in Securities

In the three months ended March 31, 2006 the Company issued (1) 500,270 restricted shares, plus warrants, with registration rights, to Around the Clock Partners for cash, (2) 50,000 restricted shares to Geneva Equities, Ltd. for investment banking services rendered, (3) 57,143 restricted shares, plus warrants, with registration rights, to John Davies for cash, (4) 35,714 restricted shares to Strong Partners Corporation for cash, (5) 25,000 restricted shares to European American Investments for cash, and (5) 50,000 restricted shares to Cohiba Partners, Ltd. for investment banking services rendered. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering of securities.

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

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)

Date: May 22, 2006	By:	/s/ Dan Fleyshman
Name: Dan Fleyshman
Title: President