Form 10QSB
period 2006-06-30
Whos Your Daddy Inc
filed 2006-08-14
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of July 26, 2006, the Issuer had 16,929,218 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ] No [ X ]

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [ X ]

  Index to Quarterly Report on Form 10-QSB
  for the Six Months Ended June 30, 2006

PART I - FINANCIAL INFORMATION

Item1. Consolidated Financial Statements

The Consolidated Financial Statements of Who’s Your Daddy, Inc. (referred to herein as the “Company”) required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the unaudited Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2005.

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As at June 30, 2006 (Unaudited) and December 31, 2005
	June 30,	December 31,
	2006	2005
Assets
Current Assets
Cash	$14,957	$2,977
Accounts Receivable	75,656	4,255
Inventories	156,244	83,286
Loans Receivable	19,462	1,955
Escrow Deposits	15,000	15,000
Prepaid Expenses	104,074	27,120
Total Current Assets	385,393	134,593

Property, Plant and Equipment
Fixed Assets	73,731	71,924
Less: Accumulated Depreciation	(18,901)	(11,054)
Net Property, Plant and Equipment	54,830	60,870

Non-Current Assets
Organization Costs, Net	250	500
Trademarks, Net	84,440	71,737
Security Deposits	10,900	10,900
Total Non-Current Assets	95,590	83,137
Total Assets	$535,813	$278,600

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As at June 30, 2006 (Unaudited) and December 31, 2005
(Continued)
	June 30,	December 31,
	2006	2005
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts and Accrued Expenses Payable	$1,830,472	$982,088
Due to Officers' and Related Parties	655,325	607,026
Loans Payable – Short-Term	215,225	200,000
Customer Deposits	63,200	-
Current Portion of Long-Term Debt	1,863,801	1,378,456
Total Current Liabilities	4,628,023	3,167,570

Non-Current Liability
Long-Term Debt, Net of Current Portion	47,171	593,896

Total Liabilities	4,675,194	3,761,466

Stockholders’ Deficiency
Preferred Stock - 20,000,000 Shares Authorized,
2,000,000 Shares Issued and Outstanding.	2,000	2,000
Common Stock – $.001 Par Value. 100,000,000
Shares Authorized, 15,910,718 and 13,791,438
Shares Issued and Outstanding at June 30, 2006
and December 31, 2005.	15,910	13,792
Additional Paid-in Capital	3,571,788	2,345,250
Capital Acquisition Costs	(25,000)	-
Prepaid Expense Paid by Issuing Stock	(217,521)	(200,100)
Deficit	(7,486,558)	(5,643,808)
Total Stockholders’ Deficiency	(4,139,381)	(3,482,866)
Total Liabilities and Stockholders’ Deficiency	$535,813	$278,600

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$180,995	$-	$348,477	$-

Cost of Goods Sold	78,746	-	177,741	-

Gross Margin	102,249	-	170,736	-

Expenses
Administrative and General	591,728	577,935	1,191,731	758,762

Advertising, Promotion and
Marketing	114,051	159,823	435,889	169,806

Loss on Termination of
Contract	-	-	-	60,352

Total Expenses	705,779	737,758	1,627,620	988,920

Loss before Interest Expense	(603,530)	(737,758)	(1,456,884)	(988,920)
Interest Expense	(187,664)	(667)	(385,865)	(22,521)

Loss before Provision for Income
Taxes	(791,194)	(738,425)	(1,842,749)	(1,011,441)

Provision for Income Taxes	-	-	-	-

Net Loss	$(791,194)	$(738,425)	$(1,842,749)	$(1,011,441)

Loss per Share	($0.13)	n/a	n/a	n/a

Weighted Average Shares
Outstanding	14,301,345	n/a	n/a	n/a

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities
Net Loss for the Period	$(1,842,749)	$(1,011,441)
Add: Non-Cash Items:
Depreciation and Amortization	18,309	11,231
Defiance Termination Recorded as
Long-Term Debt	-	60,352
Stock Issued for Services and Expenses	196,513	30,383
	(1,627,927)	(909,475)
Change in Non-Cash Working Capital Items:
Capital Acquisition Costs	(25,000)	(262,795)
Accounts Receivable	(71,401)	-
Advances to Officers	-	(4,048)
Inventories	(72,958)	(49,400)
Loans Receivable	(17,507)	-
Escrow Deposit	-	(20,000)
Prepaid Expenses	(76,954)	(56,483)
Trademarks	(22,915)	(20,000)
Security Deposits	-	-
Accounts and Accrued Expenses Payable	848,382	272,833
Due to Officers and Related Parties	96,905	35,044
Prepaid Expense Paid by Issuing Stock	(17,421)	-
Customer Deposits	63,200	-
Cash Used by Operations	$(923,596)	$(1,014,324)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(1,807)	$(53,727)
Loans Made	-	(800)
Repayments on Loans Made	-	18,133
Cash Used By Investing Activities	$(1,807)	$(36,394)

Cash Flows From Financing Activities
Stock Issued for Cash	$770,764	$53,475
Proceeds from NIR financing	-	1,250,000
Proceeds from Other Loans	264,872	167,731
Loan Repayments - Other Loans	(98,253)	(258,730)
Additional Paid In Capital – Reverse Acquisition	-	(139,837)
Cash Provided By Financing Activities	$937,383	$1,072,639

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
(Continued)
	Six Months Ended June 30,
	2006	2005
Cash Used by Operations	$(923,596)	$(1,014,324)

Cash Used By Investing Activities	(1,807)	(36,394)

Cash Provided By Financing Activities	937,383	1,072,639

Change In Cash	11,980	21,921
Cash, Beginning Of Period	2,977	4,116
Cash, End Of Period	$14,957	$26,037

Other Cash Items
Cash Paid for Interest Expense	$385,865	$22,521

Items Not Requiring the Use of Cash
Stock issued for services and other expenses	$196,513	$30,383

AJW Entities Conversion Loan to Stock	$61,380	$-

Other Loans Converted to Stock	$200,000	$-

Nevada Corporation Stock Returned for
No Consideration, then Reinstated	$-	$3,119,283
Nevada Corporation Stock Issued -
WYD Reverse Acquisition	$-	$4,500,000

Conversion of Account Payable to Long-Term Debt	$-	$210,000

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005

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

Consequently, the statements of operations and cash flows for the six months ended June 30, 2005 include the operations of WYD, the acquiring entity, for the six-month period then ended and of the Company from April 1, 2005 to June 30, 2005. The statements of operations and cash flows for six months ended June 30, 2006 include both companies.

The unaudited financial information herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company Form 10- KSB for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined on that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10K-SB for the fiscal year ended December 31, 2005 has been omitted. The results of operations for the six-month period ended June 30, 2006 may not necessarily be indicative of results for the entire year ending December 31, 2006.

2.	Nature of Operations

	a)	Development Stage Activities

Through December 31, 2005 the Company was considered a development stage company. Revenues commenced in the third quarter of 2005 and expanded to almost $170,000 and $181,000 in the first two quarters of 2006. Consequently, the Company is no longer in the development stage.

	b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company has incurred a net loss of $7,486,558 from inception, November 21, 2001, to June 30, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital. The financial statements neither include any adjustments relating to the recoverability and classification of recorded assets nor the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

	a)	Receivables

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At June 30, 2006 no allowance was recorded.

	b)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.	Share Capital

	a)	Restricted Stock

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At June 30, 2006, 10,887,342 outstanding shares of common stock were restricted for periods up to two years.

c)	Other Stock and Warrants Issued

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

In the three months ended June 30, 2006 the Company issued (1) 500,00 restricted shares to Cohiba Partners Ltd. as payment for advances, (2) 168,670 restricted shares to the Investors described in Note 8, as a conversion of a portion of the amounts owed to them (3) 167,000 restricted shares to King of Energy West, LLC in connection with its distributor agreement, (4) 45,000 restricted shares to its three directors for services rendered since January 1, 2006, (5) 438,483 restricted shares to various investors for cash, (5) 67,000 restricted shares to two individuals for legal settlements on loans made, and (6) 15,000 restricted shares to Who’s Ya Daddy, Inc. for interest.

In the three months ended March 31, 2006 the Company issued (1) a 5-year warrant to purchase a total of 16,000 shares of common stock, at an exercise price of $1.00 per share, to Around the Clock Partners and (2) a 5-year warrant to purchase a total of 8,000 shares of common stock, at an exercise price of $1.00 per share, to John Davies.

In the three months ended June 30, 2006 the Company issued (1) three 5-year warrants to purchase 11,000 shares each of common stock, at exercise prices of $1.00, $1.50 and $2.00 per share, to King of Energy West, LLC in connection with its distributor agreement and (2) 5-year warrants to purchase a total of 111,486 shares of common stock, at an exercise price of $2.00 per share, to two individuals for cash purchases of stock.

A summary of the Company’s stock warrants is presented below:

		Exercise
	Shares	Price

Balance December 31, 2004	0

Issued 4th quarter, 2005, net:	3,650,000	$2.00
	3,600,000	$1.50
	35,000	$1.25
	148,514	$1.01
	3,550,000	$1.00
	56,818	$0.88
Balance December 31, 2005	11,040,332

Issued 1st quarter, 2006:	24,000	$1.00

Issued 2nd quarter, 2006:	11,000	$1.00
	11,000	$1.25
	122,486	$1.50

Balance June 30, 2006	11,208,818

5.	Related Party Transactions

The Company has signed agreements with two related parties for systems control, Sarbanes- Oxley planning and management consulting services. Under the terms of these agreements, the Company is committed to pay $11,000 monthly. A portion of this amount is being deferred until the Company receives additional funding. For the six months ended June 30, 2006 the Company deferred their entire payment of $66,000. In addition, during the six months ended June 30, 2006 officers and shareholders made loans to the Company of approximately $45,449 and deferred their entire salary of approximately $192,000.

6.	Commitments

Lease Commitments

The Company leases its facilities under an operating lease arrangement which ended on May 7, 2006. The Company is currently negotiating an extension of this lease.

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the six months ended June 30, 2006 and 2005 was $41,123 and 35,895.

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

8.	Financing:

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

Effective as of October 5, 2005, the Company entered into an amendment and repayment letter agreement (the “Amendment”) with the investors whereby the Purchase Agreement was amended and any prior breach or default under the Purchase Agreement was resolved.

The Company and the AJW Entities have currently agreed to a payoff of these Notes and the Company is in the process of securing funding for this purpose. If this funding does not take place, the parties have agreed that a new arrangement will be negotiated.

9.	Long-Term Debt

Note Payable in equal monthly installments of $8,000,
Including interest, thru January, 2008	$ 222,352
Note Payable in 18 monthly installments of $136,111
from December, 2005 to May, 2007	1,688,620
Less: Current Portion	(1,863,801)
Long-Term Debt, Net	$ 47,171

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

On April 1, 2005 the Company completed an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (“WYD”). WYD designs and licenses a variety of products centered around its trademark protected brand, “Who’s Your Daddy”, which appeals to young men and sports fans who strive for “style with authority”. WYD holds multiple trademark rights to “Who’s Your Daddy” in the United States and Europe and is in the process of obtaining trademark rights in various countries around the globe.

By far, the most important and exciting extension of the WYDY brand is the Company’s entry into the beverage industry with the introduction of Who’s Your Daddy® King of Energy® flavored energy drinks, with sales commencing in the third quarter of 2005. While the Company continues to operate in the Licensing arena, its current efforts are specifically concentrated in expanding the existing distribution of the flavored energy drink.

The business strategy behind Who’s Your Daddy® King of Energy® focuses on maintaining the edge, energy and humor behind the WYDY brand, while continuing to build brand awareness and recognition. The WYDY target market includes young adults who seek alternatives to bad tasting energy drinks, coffee and other stimulants. As part of WYDY strategy, the Company has developed products and events that appeal to this group and continues to assess opportunities to expand its product lines and distribution throughout the United States.

The Company believes that its beverages will strengthen licensing revenues, as well as increase the intellectual value of the brand, while diversifying the Who's Your Daddy product line.

The Company has established distribution agreements with some of the largest and most respected beer and beverage distributors in the United States. Existing and new strategic relationships play a large role in this expansion; and, the company is being strategically selective in building its distribution network.

A Green Tea flavored King of Energy® Drink was introduced in July, 2006 and it is one of the first green tea energy drinks on the market. We are specifically targeting women and the more mature generation who are interested in the anti-oxidants, cleansing and weight loss features. This introduction expands the type of retailers who would be carrying our products, who do not generally carry energy drinks.

Additional new flavors are in the development stage and will follow the trend of flavored energy drinks. These will be introduced gradually, as the Company gains control of more shelf space and geographic distribution, capitalizing on economies of scale.

The Company does not have any off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s balance sheets at June 30, 2006 and December 31, 2005 had a Stockholders’ Deficiency of $4,139,381 and $3,482,866 respectively.

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. The Company had a working capital deficiency at June 30, 2006 and December 31, 2005 of $4,242,630 and $3,032,977 respectively.

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

Item 3. Controls and Procedures

(a)

Our chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. These officers have concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of the knowledge of the Company’s executive management and directors, the Company is not party to any material legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation, except as described in the following paragraphs.

On July 18, 2006 the Company received a letter stating it may be included in a complaint relating to a contract between an independent contractor working with the Company and a third party. Since the Company is not a party to that contract, the Company believes that any attempt to include the Company is frivolous and there will be no liability to the Company.

On July 19, 2006, the Company received a Demand for Arbitration from Greg Sacks, providing for administration of a controversy arising out of an alleged contract between the parties. The claim is for $5,000,000. The Company believes it has meritorious defenses to this claims, as well as counterclaims.

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

In the three months ended June 30, 2006 the Company issued (1) 500,00 restricted shares to Cohiba Partners Ltd. as payment for advances, (2) 168,670 restricted shares to the investors described in Note 8, as a conversion of a portion of the amounts owed to them (3) 167,000 restricted shares to King of Energy West, LLC in connections with its distributor agreement, (4) 45,000 restricted shares to its three directors for services rendered since January 1, 2006, (5) 438,483 restricted shares to various investors for cash, (5) 67,000 restricted shares to two individuals for legal settlements on loans made, and (6) 15,000 restricted shares to Who’s Ya Daddy, Inc. for interest. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering of securities.

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

Who’s Your Daddy, Inc.

Date: August 11, 2006	By:	/s/ Dan Fleyshman
Name: Dan Fleyshman
Title: President