Form 10QSB
period 2006-09-30
Whos Your Daddy Inc
filed 2006-11-20
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of October 25, 2006, the Issuer had 18,624,815 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Index to Quarterly Report on Form 10-QSB
for the Nine Months Ended September 30, 2006

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

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As at September 30, 2006 (Unaudited) and December 31, 2005

	September 30,	December 31,
	2006	2005
Assets
Current Assets
Cash	$28,708	$2,977
Accounts Receivable	69,076	4,255
Inventories	95,397	83,286
Loans Receivable	10,530	1,955
Escrow Deposits	-	15,000
Prepaid Expenses	67,949	27,120
Total Current Assets	271,660	134,593

Property, Plant and Equipment
Fixed Assets	73,731	71,924
Less: Accumulated Depreciation	(22,823)	(11,054)
Net Property, Plant and Equipment	50,908	60,870

Non-Current Assets
Organization Costs, Net	125	500
Trademarks	123,471	71,737
Security Deposits	10,600	10,900
Total Non-Current Assets	134,196	83,137
Total Assets	$456,764	$278,600

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As at September 30, 2006 (Unaudited) and December 31, 2005
(Continued)

	September 30,	December 31,
	2006	2005
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts and Accrued Expenses Payable	$1,715,751	$982,088
Due to Officers' and Related Parties	757,727	607,026
Loans Payable – Short-Term	500,000	200,000
Current Portion of Long-Term Debt	1,887,210	1,378,456
Total Current Liabilities	4,860,688	3,167,570

Non-Current Liability
Long-Term Debt, Net of Current Portion	23,762	593,896

Total Liabilities	4,884,450	3,761,466

Stockholders’ Deficiency
Preferred Stock - 20,000,000 Shares
Authorized, 2,000,000 Shares Issued and
Outstanding.	2,000	2,000
Common Stock – $.001 Par Value.
100,000,000 Shares Authorized, 18,424,241
and 13,791,438 Shares Issued and
Outstanding at September 30, 2006 and
December 31, 2005.	18,424	13,792
Additional Paid-in Capital	4,568,080	2,345,250
Capital Acquisition Costs	(65,000)	-
Prepaid Expense Paid by Issuing Stock	(174,534)	(200,100)
Deficit	(8,776,656)	(5,643,808)

Total Stockholders’ Deficiency	(4,427,686)	(3,482,866)

Total Liabilities and Stockholders’ Deficiency	$456,764	$278,600

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended Sept 30, 2006 and 2005

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
Revenues	$796,259	$87,609	$1,156,585	$87,609

Cost of Goods Sold	352,593	49,539	510,109	50,194

Gross Margin	443,666	38,070	646,476	37,415

Expenses
Administrative and General	1,012,309	1,326,836	2,205,833	2,084,943
Advertising, Promotion and
Marketing	574,484	426,947	1,040,654	596,753
Loss on Termination of
Contract	-	-	-	60,352
Total Expenses	1,586,793	1,753,783	3,246,487	2,742,048
Loss before Interest Expense	(1,143,127)	(1,715,713)	(2,600,011)	(2,704,633)
Interest Expense	(146,971)	(179,170)	(532,836)	(201,691)
Loss before Provision for Income
Taxes	(1,290,098)	(1,894,883)	(3,132,847)	(2,906,324)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,290,098)	$(1,894,883)	$(3,132,847)	$(2,906,324)
Loss per Share	($0.07)	n/a	($0.20)	n/a
Weighted Average Shares
Outstanding	17,661,889	n/a	15,433,836	n/a

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended Sept 30,
	2006	2005
Cash Flows From Operating Activities
Net Loss for the Period	$(3,132,847)	$(2,906,324)
Add: Non-Cash Items:
Depreciation and Amortization	22,356	12,780
Defiance Termination Recorded as
Long-Term Debt	-	60,352
Stock Issued for Interest Expenses	17,120	150,000
Stock and Warrants Issued for Services and Other Expenses	856,949	450,588
	(2,236,422)	(2,232,604)
Change in Non-Cash Working Capital Items:
Capital Acquisition Costs	(65,000)	-
Accounts Receivable	(64,821)	(4,000)
Advances to Officers	-	(4,048)
Inventories	(12,111)	(400)
Loans Receivable	(8,575)	-
Escrow Deposit	15,000	(25,000)
Prepaid Expenses	(40,829)	(8,333)
Trademarks	(61,946)	(29,868)
Security Deposits	300	(600)
Accounts and Accrued Expenses Payable	1,058,660	668,533
Due to Officers and Related Parties	435,706	155,203
Loans Payable – Short-Term	-	-
Prepaid Expense Paid by Issuing Stock	25,566	-
Cash Used by Operations	$(954,472)	$(1,481,117)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(1,807)	$(55,342)
Loans Made	-	(825)
Repayments on Loans Made	-	18,133
Cash Used By Investing Activities	$(1,807)	$(38,034)

Cash Flows From Financing Activities
Stock Issued for Cash	$1,092,014	$413,475
Proceeds from NIR financing	-	1,250,000
Proceeds from Other Loans	(186,453)	262,923
Loan Repayments - Other Loans	76,449	(269,730)
Additional Paid In Capital – Reverse Acquisition	-	(139,837)
Cash Provided By Financing Activities	$982,010	$1,516,831

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(Continued)

	Nine Months Ended Sept 30,
	2006	2005
Cash Used by Operations	$(954,472)	$(1,481,117)
Cash Used By Investing Activities	(1,807)	(38,034)
Cash Provided By Financing Activities	982,010	1,516,831
Change In Cash	25,731	(2,320)
Cash, Beginning Of Period	2,977	4,116
Cash, End Of Period	$28,708	$1,796
Other Cash Items
Cash Paid for Interest Expense	$515,716	$51,691

Items Not Requiring the Use of Cash
Stock and Warrants Issued for Services and Other Expenses	$856,949	$450,588
Stock Issued for Interest Expenses	$17,120	$150,000
AJW Entities Conversion of Loan to Stock	$61,380	$-
Other Loans Converted to Stock	$200,000	$-
Loans Payable – Short-Term Directly Paid an Account Payable	$25,000	$-
Conversion of Account Payable to Loans Payable – Short-Term	$300,000	$-
Conversion of Account Payable to Long-Term Debt	$-	$210,000
Due to Officers' and Related Parties Paid Off by Another Related
Party Loan	$27,307	$-
Nevada Corporation Stock Returned for No Consideration,
then Reinstated	$-	$3,119,283
Nevada Corporation Stock Issued - WYD Reverse Acquisition	$-	$4,500,000

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005

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

Consequently, the statements of operations and cash flows for the Nine Months Ended September 30, 2005 include the operations of WYD, the acquiring entity, for the entire nine- month period then ended and of the Company from April 1, 2005 to September 30, 2005. The statements of operations and cash flows for Nine Months Ended September 30, 2006 include the operations of both companies for the entire period.

The unaudited financial information herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company Form 10- KSB for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined on that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10K-SB for the fiscal year ended December 31, 2005 has been omitted. The results of operations for the nine-month period ended September 30, 2006 may not necessarily be indicative of results for the entire year ending December 31, 2006.

2.	Nature of Operations

a) Development Stage Activities

Through December 31, 2005 the Company was considered a development stage company. Revenues commenced in the third quarter of 2005 and have exceeded $1.1 million in 2006. Consequently, the Company is no longer in the development stage.

b)            Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management is currently seeking additional capital through its investment banker and other sources. The company expects to raise a minimum of $5,000,000, which will be used to retire the AJW Entities long-term debt (Note 8), including accrued interest of approximately $610,000, pay down its accounts and accrued and expenses payable, including approximately $160,000 of taxes (which the Company is currently arranging a payment plan on), increase its inventory, purchase promotional materials for its expanding distributor network and pay operational expenses. Should the Company be unsuccessful in securing additional funding, it may be unable to meet its cash flow requirements. The financial statements neither include any adjustments relating to the recoverability and classification of recorded assets nor the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

	a)	Use of Estimates

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

	b)	Revenue recognition

Revenue is recorded over the life of the contract when earned based on the terms of the contract. Revenue is recognized when products are shipped to the customer and title passes.

c)            Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values

d)            Concentration Risks

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

e)            Receivables

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At September 30, 2006 an allowance of $10,890 was recorded.

f)            Long Lived Assets

Fixed assets are recorded at cost. For book purposes depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and Amortization expense was $22,356 and $12,780 for the nine-months ended September 30, 2006 and 2005. The Company reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

g)            Intangible assets

Organization Costs were recorded at cost and are being amortized over a five year period. Costs incurred in the registration of Trademarks are recorded at cost and not amortized. The Company continually evaluates the carrying value of Trademarks and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

h)            Advertising

Advertising costs, which are included in Advertising, Promotion and Marketing expense, are expensed as incurred.

i)            Inventories

Inventories are presented at the lower of cost or market value, including shipping and handling.

j)            Organizational and Start Up Costs

Costs of start up activities are expensed as incurred.

j)            Accounts and Accrued Expenses Payable

Included in this amount of $1,715,751 is approximately $650,000 of accrued interest (see Note 8), $160,000 of unpaid payroll taxes (which the Company is currently arranging a payment plan on), $400,000 of accrued expenses and $500,000 of accounts payable.

k)            Loans Payable – Short-Term

In September, 2006 the Company’s legal counsel agreed to convert their account payable into a short-term loan of $300,000. $100,000 of this loan is payable in monthly installments, starting in November, 2006, and $200,000 is payable when the Company obtains financing of at least $3,500,000. In addition, the counsel was issued a five-year warrant to purchase 75,000 shares of the Company’s stock at an exercise price of $1.25 and was given a first priority security interest in all of the Trademarks and associated goodwill owned by WYD.

In October, 2005, $150,000 was borrowed as a short-term bridge loan and was supposed to be repaid in December, 2005, when funding was expected to be secured thru the efforts of this individual. The funding did not materialize and on August 25, 2006 the Company was sued to force repayment of this loan. In October, 2006 this note was purchased by a shareholder and all litigation was dropped. The shareholder has indicated that it expects to convert this note into stock of the Company.

l)            Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

m)            Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are translated into U.S. dollars as follows:

i.	monetary items at the rate prevailing at the balance sheet date;

ii.	non-monetary items at the historical exchange rate;

iii.	revenue and expense at the average rate in effect during the applicable accounting period.

4.	Share Capital

	a)	Issued Shares

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

All share and per share amounts included in these financial statements have taken into account the reverse split described above unless otherwise noted.

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

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At September 30, 2006, 12,515,975 outstanding shares of common stock were restricted for periods up to two years.

c)            Other Stock and Warrants Issued

In the three months ended March 31, 2006 the Company issued (1) 500,270 restricted shares with registration rights, plus the options listed below, to Around the Clock Partners for cash received and Company expenses paid by them, (2) 50,000 restricted shares to Geneva Equities, Ltd. for investment banking services rendered, (3) 57,143 restricted shares with registration rights, plus the options listed below, to an individual for Company expenses paid by him, (4) 35,714 restricted shares to Strong Partners Corporation for Company expenses paid by them, (5) 25,000 restricted shares to European American Investments for Company expenses paid by them and (5) 50,000 restricted shares to Cohiba Partners, Ltd. for investment banking services. The stock issued during this quarter was valued at $492,000.

In the three months ended June 30, 2006 the Company issued (1) 500,000 restricted shares to Cohiba Partners Ltd. for Company expenses paid by them, (2) 168,670 restricted shares to the Investors described in Note 8, as a conversion of a portion of the amounts owed to them, (3) 167,000 restricted shares to King of Energy West, LLC in connection with the signing of its distributor agreement, (4) 45,000 restricted shares to its three directors for services rendered since January 1, 2006, (5) 438,483 restricted shares to various investors for cash, (5) 67,000 restricted shares to two individuals for legal settlements on loans made and (6) 15,000 restricted shares to Who’s Ya Daddy, Inc. for interest. The stock issued during this quarter was valued at $736,657.

In the three months ended September 30, 2006 the Company issued (1) 1,000,000 restricted shares to Geneva Equities, Ltd. for investment banking services rendered and termination of their contract, (2) 50,000 restricted shares to ATC Trading and Capital Mgmt for commissions, (3) 60,000 restricted shares to an individual for a commission, (4) 22,500 restricted shares to its three directors for services rendered during the quarter, (5) 1,358,023 restricted shares to various investors for cash, (5) 13,000 restricted shares to an individual for interest and (6) 10,000 restricted shares to Who’s Ya Daddy, Inc. for interest. The stock issued during this quarter was valued at $998,805.

In the three months ended March 31, 2006 the Company issued (1) a 5-year warrant to purchase a total of 16,000 shares of common stock, at an exercise price of $1.00 per share, to Around the Clock Partners and (2) a 5-year warrant to purchase a total of 8,000 shares of common stock, at an exercise price of $1.00 per share, to an individual.

In the three months ended June 30, 2006 the Company issued (1) three 5-year warrants each to purchase 11,000 shares of common stock, at exercise prices of $1.00, $1.50 and $2.00 per share, to King of Energy West, LLC in connection with its distributor agreement and (2) 5-year warrants to purchase a total of 111,486 shares of common stock, at an exercise price of $2.00 per share, to two individuals with their cash purchases of stock described above.

In the three months ended September 30, 2006 the Company issued (1) a 5-year warrant to purchase 75,000 shares of common stock, at an exercise price of $1.25 per share, to its legal counsel in connection with converting their account payable to a short-term loan, (2) a 5-year warrant to purchase 50,000 shares of common stock, at an exercise price of $1.50 per share, to an individual in connection with a cash purchase of stock, (3) a 3-year warrant to purchase 28,571 shares of common stock, at an exercise price of $2.50 per share, to an individual in connection with a cash purchase of stock and (4) a 5-year warrant to purchase 10,000 shares of common stock, at an exercise price of $2.00 per share, to an individual for a commission earned.

The Company has determined that the valuation of these warrants is not material and has not made any adjustments in the financial statements for them.

On July 15, 2006 the Board authorized the CEO and President to issue up to 15,000 warrants per employee as a bonus. It is expected that approximately 125,000 five-year warrants with an exercise price of $2.00 will be issued under this bonus authorization.

A summary of the Company’s outstanding stock warrants is presented below:

		Exercise
	Shares	Price

Balance December 31, 2004	0

Issued 4th quarter, 2005, net:	3,650,000	$2.00
	3,600,000	$1.50
	35,000	$1.25
	148,514	$1.01
	3,550,000	$1.00
	56,818	$0.88
Balance December 31, 2005	11,040,332

Issued 1st quarter, 2006:	24,000	$1.00

Issued 2nd quarter, 2006:	11,000	$1.00
	11,000	$1.25
	122,486	$1.50

Issued (Cancelled) 3rd quarter, 2006:	(56,818)	$0.88
	75,000	$1.25
	50,000	$1.50
	10,000	$2.00
	28,571	$2.50

Balance September 30, 2006	11,315,571

5.	Related Party Transactions

The Company has signed agreements with two related parties for systems control, Sarbanes- Oxley planning and management consulting services. Under the terms of these agreements, the Company is committed to pay a total of $11,000 monthly to these two related parties. A portion of this amount is being deferred until the Company receives additional funding. At September 30, 2006 the Company deferred payments of $123,000 to them. In addition, during the nine months ended September 30, 2006 officers and shareholders made loans to the Company of approximately $61,449 and officers deferred salary of $148,000. See also Note 10 for details of Employment Agreements.

6.	Commitments

Lease Commitments

The Company leases its facilities under an operating lease arrangement which ended on May 7, 2006. In October, 2006, the Company extended this lease until February 7, 2007, with an option to continue until March 7, 2007. In addition, the Company signed a lease for a new facility, with an estimated move-in date of February 1, 2007. The new lease is for 62 months with an initial monthly base rent of $8,849.

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the Nine Months Ended September 30, 2006 and 2005 was $67,199 and $54,081.

The Company leases office equipment under non-cancelable operating lease arrangements. The initial lease commenced in July, 2005 and all leases end in September, 2008.

7.	Litigation

On April 1, 2005, Who’s Your Daddy Inc. received notice that Who’s Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who’s Your Daddy, Inc. The complaint alleges that Who’s Your Daddy, Inc. is infringing the trademark of Who’s Ya Daddy, Inc. with respect to clothing (Class 25) and includes federal trademark claims, federal and California unfair competition claims and related claims. On April 7, 2006, the Company executed a definitive settlement agreement with Who’s Ya Daddy, Inc. (Daddy). Under the terms of the settlement agreement and related Trademark License Agreement, the Company has been granted an exclusive license to use the Registered Marks on clothing (Class 25). Under the Agreement, the Company will remit to Daddy 6% of the Gross Sales for the Licensed Products (excluding footwear) sold in the United States (or outside the United States that are directly distributed in the United States), with a minimum annual amount of $70,000. The Company will also remit to Daddy 12% of the licensing revenues or the value of consideration received from third parties who have been granted sublicenses of the Registered Marks for the Licensed Products sold in the United States. The Agreement is for a four-year term and will automatically renew for consecutive four-year terms at the Company’s option. As of the date of this report, the Company had not made any of the required payments under this agreement.

On July 18, 2006 the Company received a letter stating it may be included in a complaint relating to a contract between an independent contractor working with the Company and a third party. Since the Company is not a party to that contract and never had any contact with the third party, the Company believes that any attempt to include the Company is frivolous and there will be no liability to the Company.

On July 19, 2006, the Company received a Demand for Arbitration from Greg Sacks, providing for administration of a controversy arising out of an alleged contract between the parties. The claim is for $5,000,000. The Company believes it has meritorious defenses to this claim, as well as counterclaims.

On July 6, 2006 a judgment was entered against WYD for $20,000 principal and $12,586 interest. This judgment relates to a loan made to a prior corporation which the court determined should be the responsibility of WYD. As a result of this judgment, several other individuals who loaned money to the prior corporation have contacted the Company and demanded repayment of their loans to the prior corporation. The Company has decided to repay these loans in cash and stock, rather than be a party to protracted litigation. The total amount the Company has taken as a charge to operations as a result of all of these claims is approximately $90,000.

8.	Financing:

On August 31, 2006 the Company secured a revolving credit line for the production of its “King of Energy™” drinks. The AJW Entities described below agreed to subordinate their security interest to this credit line.

On April 29, 2005, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors” or “AJW Entities”) for the sale of (i) $3,750,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 2,628,505 shares of common stock. Pursuant to the Securities Purchase Agreement, the Company also agreed to covenants regarding its business and the use of proceeds. Under the terms of this agreement substantially all of the assets of the Company are pledged as security and a UCC-1 has be filed to that effect.

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

Although the Company is in technical default under this agreement, the Company and the AJW Entities have agreed to a payoff of these Notes of approximately $2,300,000 and the Company is in the process of securing funding for this purpose. If this funding does not take place, the parties have agreed that a new arrangement will be negotiated.

9.	Long-Term Debt

Note Payable in equal monthly installments of $8,000,
Including interest, thru January, 2008	$222,352
Note Payable in 18 monthly installments of $136,111
from December, 2005 to May, 2007	1,688,620
Less: Current Portion	(1,887,210)
Long-Term Debt, Net	$23,762

10.	Executives’ Employment Agreement

Effective April 1, 2005, pursuant to the merger with WYD, the Company entered into employment agreements with its CEO and President. These agreements were amended in December, 2005.

Each agreement is for a period of 5 years. Each executive is to receive annual cash compensation of $144,000 and 2.0% of the annual gross revenue of the Company. Additionally, each executive received three cash-less exercise warrants, exercisable from month 13 to 60 of the agreement, as follows: one to purchase 1,000,000 shares of common stock at a price of $1.00, one to purchase 1,000,000 shares of common stock at a price of $1.50, and one to purchase 1,000,000 shares of common stock at a price of $2.00; and each executive received 1,000,000 shares of voting preferred stock, that cannot be converted to common shares in the Company, with supermajority voting rights not less than four votes per share of such capital stock.

In December, 2005, the Company entered into an employment agreement with its CFO, effective June 1, 2005, the starting date of his employment with the Company. The CFO’s term is for three years, his annual compensation starts at $96,000, increasing to $120,000 when the Company receives additional financing in excess of $4,000,000 or has cumulative revenues of $4,000,000, and he receives 0.5% of the annual gross revenue of the Company. Additionally, he received three warrants, each to purchase 175,000 shares of common stock, on similar terms and strike prices to the three warrants described in the preceeding paragraph.

The full text of these five Employment Agreements between the Company and the Executives is filed with the Current Report on Form 8-K and 8-K/A filed on January 3, 2006.

During the nine months ended September 30, 2006 these officers deferred salary of $148,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements. Please also refer to the Company’s most recent audited financial statement as filed with the SEC on April 17, 2006 in the Company’s 10-KSB for the year ended December 31, 2005.

Plan of Operation

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

On April 1, 2005 the Company completed an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (“WYD”). WYD designs and licenses a variety of products centered around its trademark protected brand, “Who’s Your Daddy”, which appeals to young men and sports fans who strive for “style with authority”. WYD holds multiple trademark rights to “Who’s Your Daddy” in the United States, Japan, Middle East and Europe and is in the process of obtaining trademark rights in various other countries around the globe.

By far, the most important and exciting extension of the WYDY brand is the Company’s entry into the beverage industry with the introduction of Who’s Your Daddy® “King of Energy™” Regular and Sugar-Free flavored energy drinks, with sales commencing in the third quarter of 2005. While the Company continues to operate in the Licensing arena, its current efforts are specifically concentrated in expanding the existing distribution of the flavored energy drink.

The business strategy behind Who’s Your Daddy “King of Energy” focuses on maintaining the edge, energy and humor behind the WYDY brand, while continuing to build brand awareness and recognition. The WYDY target market includes young adults who seek alternatives to bad tasting energy drinks, coffee and other stimulants. As part of WYDY strategy, the Company has developed products and events that appeal to this group and continues to assess opportunities to expand its product lines and distribution throughout the United States.

The Company believes that its beverages will strengthen the intellectual value of the brand, while diversifying the Who's Your Daddy product line.

The Company has established distribution agreements with some of the largest and most respected beer and beverage distributors in the United States. Existing and new strategic relationships play a large role in this expansion, with the company being strategically selective in building its distribution network.

A Green Tea flavored King of Energy Drink was introduced in July, 2006 and it is one of the first green tea energy drinks on the market. In November, 2006 the Company will be shipping a Sugar-Free version of the Green Tea flavor. The Company is specifically targeting women and the more mature generation who are interested in the anti-oxidants, cleansing and weight loss features. This introduction expands the type of retailers who would be carrying our products, who do not generally carry energy drinks.

Additional new flavors are in the development stage and will follow the trend of flavored energy drinks. These will be introduced gradually, as the Company gains control of more shelf space and geographic distribution, capitalizing on economies of scale.

The Company does not have any off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s balance sheets at September 30, 2006 and December 31, 2005 had a Stockholders’ Deficiency of $4,427,686 and $3,482,866 respectively.

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. The Company had a working capital deficiency at September 30, 2006 and December 31, 2005 of $4,589,028 and $3,032,977 respectively.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management is currently seeking additional capital through its investment banker and other sources. The company expects to raise a minimum of $5,000,000, which will be used to retire the AJW Entities long-term debt, including accrued interest of approximately $610,000, pay down its accounts and accrued and expenses payable, including approximately $160,000 of taxes (which the Company is currently arranging a payment plan on), increase its inventory, purchase promotional materials for its expanding distributor network and pay operational expenses. Should the Company be unsuccessful in raising additional funding, it may be unable to meet its cash flow requirements.

The Company plans to utilize debt and/or equity financings, as well as revenues from its energy drink, product lines and licensing, to fund its short-term and long-term growth. The availability of future financing will depend on market conditions. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors, including plans to rapidly expand its operations. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

Although the Company is in technical default under their agreement with the AJW Entities (see Footnote 8 to the financial statement), the Company and the AJW Entities have agreed to a payoff of these Notes of approximately $2,300,000 and the Company is in the process of securing funding for this purpose. If this funding does not take place, the parties have agreed that a new arrangement will be negotiated.

On August 31, 2006 the Company secured a revolving credit line for the production of its “King of Energy™” drinks. The AJW Entities agreed to subordinate their security interest to this credit line. This credit line should allow the Company to meet its current requirements for the production of the product.

Special Note Regarding Forward Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (“SEC”), press releases, presentations by the Company of its management and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Controls and Procedures

(a)

Our chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. These officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In connection with this evaluation, the Chief Financial Officer became aware that certain sales orders were not invoiced on a timely basis, that certain control procedures for new distributors were not followed and that there were certain other weaknesses. The Company is in the process of implementing an Internal Control System for its expanding operations, in order to insure that orders are properly processed, fulfilled and invoiced. At September 30, 2006, the system was not fully implemented and, therefore, the Controls at that time were deemed to be ineffective. The Chief Financial Officer and the sales department have reviewed all the transactions for the year, prior to the completion of this quarterly report, and have determined that the information contained herein has been properly recorded. Accordingly, these weaknesses in internal control should have no effect on the proper recording in these financial statements.

(b)

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of the knowledge of the Company’s executive management and directors, the Company is not a party to any material legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation, except as described in the following paragraphs.

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

On July 6, 2006 a judgment was entered against WYD for $20,000 principal and $12,586 interest. This judgment relates to a loan made to a prior corporation which the court determined should be the responsibility of WYD. As a result of this judgment, several other individuals who loaned money to the prior corporation have contacted the Company and demanded repayment of their loans to the prior corporation. The Company has decided to repay these loans in cash and stock, rather than be a party to protracted litigation. The total amount the Company has taken as a charge to operations as a result of all of these claims is approximately $90,000.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Changes in Securities

In the three months ended March 31, 2006 the Company issued (1) 500,270 restricted shares with registration rights, plus the options listed below, to Around the Clock Partners for cash received and Company expenses paid by them, (2) 50,000 restricted shares to Geneva Equities, Ltd. for investment banking services rendered, (3) 57,143 restricted shares with registration rights, plus the options listed below, to an individual for Company expenses paid by him, (4) 35,714 restricted shares to Strong Partners Corporation for Company expenses paid by them, (5) 25,000 restricted shares to European American Investments for Company expenses paid by them and (5) 50,000 restricted shares to Cohiba Partners, Ltd. for investment banking services. The stock issued during this quarter was valued at $492,000.

In the three months ended June 30, 2006 the Company issued (1) 500,000 restricted shares to Cohiba Partners Ltd. for Company expenses paid by them, (2) 168,670 restricted shares to the Investors described in Note 8, as a conversion of a portion of the amounts owed to them, (3) 167,000 restricted shares to King of Energy West, LLC in connection with the signing of its distributor agreement, (4) 45,000 restricted shares to its three directors for services rendered since January 1, 2006, (5) 438,483 restricted shares to various investors for cash, (5) 67,000 restricted shares to two individuals for legal settlements on loans made and (6) 15,000 restricted shares to Who’s Ya Daddy, Inc. for interest. The stock issued during this quarter was valued at $736,657.

In the three months ended September 30, 2006 the Company issued (1) 1,000,000 restricted shares to Geneva Equities, Ltd. for investment banking services rendered and termination of their contract, (2) 50,000 restricted shares to ATC Trading and Capital Mgmt for commissions, (3) 60,000 restricted shares to an individual for a commission, (4) 22,500 restricted shares to its three directors for services rendered during the quarter, (5) 1,358,023 restricted shares to various investors for cash, (5) 13,000 restricted shares to an individual for interest and (6) 10,000 restricted shares to Who’s Ya Daddy, Inc. for interest. The stock issued during this quarter was valued at $998,805.

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

Who’s Your Daddy, Inc.

Date: November 20, 2006	By:	/s/ Dan Fleyshman
	Name:	Dan Fleyshman
	Title:	President