Form 10QSB/A
period 2005-06-30
Whos Your Daddy Inc
filed 2007-03-21
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

     0-33519
Commission file number

Who’s Your Daddy, Inc.
Exact name of small business issuer as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

5840 El Camino Real , Suite 108, Carlsbad, CA 92008
(Address of principal executive offices)

(760) 438-5470
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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 18, 2005, the Issuer had 13,096,952 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Index to Quarterly Report on Form 10-QSB/A
for the Six Months Ended June 30, 2005

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

The Financial Statements of Who’s Your Daddy, Inc. (referred to herein as the “Company”) required to be filed with this 10-QSB/A Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the unaudited Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2004.

Who’s Your Daddy, Inc.
(A Development Stage Company)
Balance Sheets
As at June 30, 2005 (Consolidated and Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
Assets
Current Assets
Cash	$26,037	$4,116
Advances to Officers	-	22,085
Inventories	49,400	-
Loans Receivable	8,800	-
Escrow Deposit	20,000	-
Prepaid Expenses	56,483	-
Total Current Assets	160,720	26,201

Property, Plant and Equipment
Fixed Assets	68,477	14,750
Less: Accumulated Depreciation	(6,268)	(1,475)
Net Property, Plant and Equipment	62,209	13,275

Non-Current Assets
Organization Costs, Net	750	1,000
Trademarks, Net	28,312	14,500
Security Deposits	10,000	10,000
Total Non-Current Assets	39,062	25,500
Total Assets	$261,991	$64,976

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
(A Development Stage Company)
Balance Sheets
As at June 30, 2005 (Consolidated and Unaudited) and December 31, 2004
(Continued)

	June 30,	December 31,
	2005	2004
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts and Accrued Expenses Payable	$386,955	$324,122
Due to Officers' and Related Parties	276,519	271,000
Loans Payable – Short-Term	50,000	71,476
Due to NIR	1,250,000	-
Current Portion of Long-Term Debt	120,000	-
Total Current Liabilities	2,083,474	666,598

Non-Current Liabilities
Long-Term Debt, Net of Current Portion	110,352	-
Total Liabilities	2,193,826	666,598
Stockholders’ Deficiency
Preferred Stock - Nevada Corporation June 30,
2005 - $.001 Par Value - 20,000,000 Shares
Authorized, No Shares Issued and Outstanding.
No Preferred Stock at December 31, 2004	-	-
Common Stock – Nevada Corporation June 30,
2005 - $.001 Par Value. 100,000,000 Shares
Authorized, 11,772,952 Shares Issued and
Outstanding.
California Corporation December 31, 2004 – No
Par Value. 10,000,000 Shares Authorized,
9,769,000 Shares Issued and Outstanding.	11,773	790,875
Additional Paid-in Capital	723,124	-
Capital Acquisition Costs	(262,795)	-
Deficit	(2,403,937)	(1,392,497)
Total Stockholders’ Deficiency	(1,931,835)	(601,622)
Total Liabilities and Stockholders’ Deficiency	$261,991	$64,976

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2005 (Consolidated) and 2004
and for the Period from November 21, 2001 (Inception) to June 30, 2005

	Three Months Ended June 30,		Six Months Ended June 30,		Nov 21, 2001 to
	2005	2004	2005	2004	June 30, 2005
Revenues	$-	$-	$-	$-	$39,636

Cost of Goods Sold	-	-	-	-	-

Gross Margin	-	-	-	-	39,636

Expenses
Administrative and General	550,306	86,276	758,762	191,768	2,185,152
Advertising, Promotion and
Marketing	169,806	-	169,806	1,000	169,806
Loss on Termination of
Contract	-	-	60,352	-	60,352
Total Expenses	720,112	86,276	988,920	192,768	2,415,310
Loss before Interest Expense	(720,112)	(86,276)	(988,920)	(192,768)	(2,375,674)
Interest Expense	(18,315)	(550)	(22,521)	(1,100)	(28,263)
Loss before Provision for Income
Taxes	(738,427)	(86,826)	(1,011,441)	(193,868)	(2,403,937)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(738,427)	$(86,826)	$(1,011,441)	$(193,868)	$(2,403,937)
Loss per Share	($0.09)	n/a	($0.10)	n/a	n/a
Weighted Average Shares
Outstanding	$11,729,951	n/a	$9,983,550	n/a	n/a

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2005 (Consolidated) and 2004
and for the Period from November 21, 2001 (Inception) to June 30, 2005

	Six Months Ended June 30,		Nov 21, 2001 to
	2005	2004	June 30, 2005
Cash Flows From Operating Activities
Net Loss for the Period	$(1,011,441)	$(193,868)	$(2,403,937)
Add: Non-Cash Items:
Depreciation and Amortization	11,231	1,150	18,708
Defiance Termination Recorded as
Long-Term Debt	60,352	-	270,352
Stock Issued for Services and Expenses	30,383	-	30,383
	(909,475)	(192,718)	(2,084,494)
Change in Non-Cash Working Capital Items:
Capital Acquisition Costs	(262,795)	-	(262,795)
Advances to Officers	(4,048)	-	(4,048)
Inventories	(49,400)	-	(49,400)
Loans Receivable	-	-	-
Escrow Deposit	(20,000)	-	(20,000)
Organization Costs	-	-	(2,500)
Prepaid Expenses	(56,483)	-	(56,483)
Trademarks	(20,000)	-	(39,000)
Security Deposits	-	-	(10,000)
Accounts and Accrued Expenses Payable	272,833	77,579	386,955
Due to Officers and Related Parties	35,044	104,500	227,042
Cash Used by Operations	$(1,014,324)	$(10,639)	$(1,914,723)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(53,727)	$-	$(68,477)
Loans Made	(800)	-	(22,885)
Repayments on Loans Made	18,133	-	18,133
Cash Used By Investing Activities	$(36,394)	$-	$(73,229)

Cash Flows From Financing Activities
Stock Issued for Cash	$53,475	$37,022	$844,350
Proceeds from NIR financing	1,250,000	-	1,250,000
Proceeds from Other Loans	167,731	1,520	318,206
Loan Repayments - Other Loans	(258,730)	(23,100)	(258,730)
Additional Paid In Capital – Reverse Acquisition	(139,837)	-	(139,837)
Cash Provided By Financing Activities	$1,072,639	$15,442	$2,013,989

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2005 (Consolidated) and 2004
and for the Period from November 21, 2001 (Inception) to June 30, 2005
(Continued)

	Six Months Ended June 30,		Nov 21, 2001 to
	2005	2004	June 30, 2005
Cash Used by Operations	$(1,014,324)	$(10,639)	$(1,914,723)

Cash Used By Investing Activities	(36,394)	-	(73,229)

Cash Provided By Financing Activities	1,072,639	15,442	2,013,989

Change In Cash	21,921	4,803	26,037
Cash, Beginning Of Period	4,116	20	-

Cash, End Of Period	$26,037	$4,823	$26,037

Other Cash Items
Cash Paid for Interest Expense	$22,521	$-	$28,263
NV Capital Stock Issued for Cash Prior to
Reverse-Acquisition, Not Included Above	N/A	N/A	$164,100

Items Not Requiring the Use of Cash
Nevada Corporation Stock Issued for the
Organization of the Corporation	N/A	N/A	$2,000
Nevada Corporation Stock Issued for Debt	N/A	N/A	$225,830
Nevada Corporation Stock Issued for
Technology and Software Rights	N/A	N/A	$869,600
Nevada Corporation Stock Returned for
No Consideration, then Reinstated	$3,119,283	N/A	$3,119,283
Nevada Corporation Stock Issued -
WYD Reverse Acquisition	$4,500,000	N/A	$4,500,000
Nevada Corporation Stock Issued for
Services and Other Expenses	$30,383	$-	$337,765
Conversion of Account Payable to Long-Term Debt	$210,000	$-	$210,000

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

On March 14, 2005, the Company completed a one for five reverse stock split. All share and per share amounts included in this document have been adjusted for the reverse split unless otherwise noted.

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

Consequently, the Balance Sheet at December 31, 2004 includes only the financial position of WYD, the acquiring entity. The Balance Sheet at June 30, 2005 includes the consolidated financial position of both companies. The Statements of Operations and Cash Flows for the six months ended June 30, 2004 include only the operations of WYD, the acquiring entity. The Statements of Operations and Cash Flows for six months ended June 30, 2005 includes only the operations of WYD, the acquiring entity, from January 1, 2005 to March 31, 2005 and the operations of both companies from April 1, 2005 to June 30, 2005. The Statements of Operations and Cash Flows for period from November 21, 2001 (inception of WYD) to June 30, 2005 includes only the operations of WYD, the acquiring entity, from November 21, 2001 to March 31, 2005 and the operations of both companies from April 1, 2005 to June 30, 2005. In addition, earnings per share for the 2004 periods and cumulative since inception are not presented since it would be combining the shares of one entity with the loss of a different entity.

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

The unaudited financial information herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and results of its operations for the periods presented. This report on Form 10-QSB/A should be read in conjunction with the Company’s financial statements and notes thereto included in the Company Form 10-KSB/A for the fiscal year ended December 31, 2004 dated May 4, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined on that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2004 has been omitted. The results of operations for the six-month period ended June 30, 2005 will not necessarily be indicative of results for the entire year ending December 31, 2005.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,403,937 for the period from the inception of WYD, November 21, 2001, to June 30, 2005, and has minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital. The financial statements neither include any adjustments relating to the recoverability and classification of recorded assets nor the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the next fiscal year that begins after December 15, 2005. The Company currently uses the intrinsic value method. If the Company had recognized share-based compensation and payment, Officers’ Salary cost would have increased by $6,210,000 and the Investment Banking Services Expense would have increased by $1,250,000. The following table shows the effects on net loss had compensation and payment been measured on the fair value method pursuant to SFAS No. 123:

	Six Months Ended June 30,
	2004	2005

Net loss, as reported	No Change	($1,011,441)
Officers’ Salary cost increase based on the fair value method		(6,210,000)
Investment Banking Services Expense increase based on the fair value method		(1,250,000)
Pro forma net loss		($8,471,441)
Loss Per Share		($0.85)

4.	Share Capital

	a)	Issued Shares

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

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At June 30, 2005, 2,265,013 outstanding shares of common stock were restricted for periods up to one year and 4,611,500 shares were restricted for periods up to two years.

	c)	Stock Issued for Loans and Notes Payable

During the quarter ended March 31, 2005, the Nevada Corporation issued shares in settlement of loans payable as follows:

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

e)

The Company has committed to issue the following restricted common stock as of June 30, 2005 and these shares are reflected in the financial statements: (1) 4,500,000 restricted shares of common stock per the acquisition of Who’s Your Daddy, Inc. (CA) (Note 8(a)) as of April 1, 2005 (2) 500,000 restricted shares of common stock per the acquisition of Pharb University Brand, Inc. (Note 8(e)) as of June 12, 2005 and canceled February 28, 2006, (3) 8,000 restricted shares of common stock to Concord Business Services, for services rendered, as of June 9, 2005 (4) 35,000 restricted shares of common stock to Pasadena Capital Partners, for services rendered, as of June 9, 2005,

f)

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

On April 1, 2005, Who’s Your Daddy Inc. received notice that Who’s Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who’s Your Daddy, Inc. The complaint alleges that Who’s Your Daddy, Inc. is infringing the trademark of Who’s Ya Daddy, Inc. with respect to clothing (Class 25) and includes federal trademark claims, federal and California unfair competition claims and related claims. On April 7, 2006, the Company executed a definitive settlement agreement with Who’s Ya Daddy, Inc. (Daddy). Under the terms of the settlement agreement and related Trademark License Agreement, the Company has been granted an exclusive license to use the Registered Marks on clothing (Class 25). Under the Agreement, the Company will remit to Daddy 6% of the Gross Sales for the Licensed Products (excluding footwear) sold in the United States (or outside the United States that are directly distributed in the United States), with a minimum annual amount of $70,000. The Company will also remit to Daddy 12% of the licensing revenues or the value of consideration received from third parties who have been granted sublicenses of the Registered Marks for the Licensed Products sold in the United States. The Agreement is for a four-year term and will automatically renew for consecutive four-year terms at the Company’s option. As of December 31, 2006, the Company has not made any of the required payments under this agreement.

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

d)

Subsequent to June 30, the Company decided to sell all rights, title and interest in various technologies which are no longer core to its business, to an unrelated corporation for 250,000 shares of such corporation’s stock. The shares are restricted for a period of two years, pending the filing of a registration statement. The unrelated corporation is in the process of issuing these shares. As a result, the expenses related to this technology were written off to Additional Paid in Capital as part of the Reverse Acquisition in these financial statements.

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

Effective as of October 5, 2005, the Company entered into an amendment and repayment letter agreement (the “Amendment”) with the AJW Entities whereby the Purchase Agreement was amended and any prior breach or default under the Purchase Agreement was resolved. The Amendment provides for the Company to limit the investment by the AJW Entities to $1,750,000 in Notes and Warrants to purchase only 50,000 shares of common stock, which amended the originally agreed upon amount of $3,750,000 in Notes and Warrants to purchase up to 2,628,505 shares of common stock. The Warrants to purchase 50,000 shares of common stock are for a term of five years with an exercise price of $1.50 per share. As part of the Amendment, the AJW Entities invested an additional $500,000 in the Company after the Company filed its registration statement. The full text of these Notes and the other agreements between the Company and the Investors is filed with the Current Report on Form 8-K filed on October 7, 2005.

Effective as of December 5, 2006 the Company and the AJW Entities modified the Callable Secured Convertible Notes dated April 29, 2005 and the Amendment dated October 5, 2005 and other matters set forth herein. Under this modification, the Company is allowed to prepay, at its option, all or a portion of the principal outstanding under the Notes, with an agreed-upon payoff balance as of December 5, 2006 of $2,150,000, which includes interest thru December 31, 2006. Further, the AJW Entities agreed that the Company is no longer in default and to waive any all penalties that were due and owing to the Investors for, including but not limited to, the Company’s failure to have a registration statement declared effective on time. And they agreed that there will be no additional penalties or an Event of Default under the Notes, so long as the Company honors the Investors’ future conversion requests, as allowed in each of the Debt Instruments, as they are received in a timely manner. The full text of this modification is filed with the Current Report on Form 8-K/A filed on January 29, 2007.

10.	Long-Term Debt

Note Payable in equal monthly installments of $8,000, Including interest, thru January, 2008	$230,352
Less: Current Portion	(120,000)
Total Notes Payable	$110,352

The aggregate amount of required payments at June 30, 2005 is as follows:

Twelve Months Ending June 30,
2006	$104,000
2007	96,000
2008	48,000
Total	248,000
Less: Amount representing interest	(17,648)
Total at present value	$230,352

11.	Income Taxes

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

In June, 2005, pursuant to the merger with Pharb, the Company entered into a similar employment agreement with one executive, which was canceled in March, 2006.

None of the preferred stock provided for in these agreements has been issued.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements. Please also refer to the Company’s most recent audited financial statement as filed in the Company’s 10-KSB/A dated May 4, 2006.

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

The business strategy behind “Who's Your Daddy” focuses on maintaining the edge, energy and humor behind the WYD brand while continuing to build brand awareness and recognition. The WYD brand is uniquely positioned in mass-market retail outlets, offering cutting edge designs with a high quality product at mass market prices. The WYD target market includes young adult males, sports fans and gift buyers for these groups. As part of the WYD strategy, WYD has developed products and events that appeal to these groups and continues to assess opportunities to expand their products and markets into retail locations and to include women, junior and toddler lines. Additionally, the WYD brand is currently being expanded to include an energy drink, the “King of Energy”, for which the Company began sales in the third quarter of 2005. During the 4th of July weekend, testing was done on the “King of Energy” drink in several San Diego stores. The results showed that our product outsold many of the name-brand drinks. Further, there has been an enthusiastic and positive response to our “King of Energy” drink at the two Nascar events we have been a part of. Based on these and other events, we believe that the Who’s Your Daddy, Inc “King of Energy” drink will be a huge success for the Company in terms of brand awareness and mass retail awareness.

To date, the Company’s activities have been primarily organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

The Company remains in the development stage, and the Company’s balance sheets at June 30, 2005 and December 31, 2004 have deficits of $1,931,835 and $601,622 respectively.

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. The Company had a working capital deficiency of $1,922,754 as of June 30, 2005 and $640,397 as of December 31, 2004.

Please refer to the Company’s most recent audited financial statement as filed in the Company’s 10-KSB/A for the year ended December 31, 2004 and filed with the SEC on May 4, 2006.

The Company plans to utilize debt and/or equity financings, as well as revenues from its energy drink and licensing fees,, to fund its short-term and long-term growth. The availability of future financing will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( Exchange Act )) were effective as of June 30, 2005.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of the Company’s executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation as of June 30, 2005, except as described in the following paragraph.

On April 1, 2005, Who’s Your Daddy Inc. received notice that Who’s Ya Daddy, Inc., a Florida corporation, had filed a complaint against Who’s Your Daddy, Inc. The complaint alleges that Who’s Your Daddy, Inc. is infringing the trademark of Who’s Ya Daddy, Inc. with respect to clothing (Class 25) and includes federal trademark claims, federal and California unfair competition claims and related claims. On April 7, 2006, the Company executed a definitive settlement agreement with Who’s Ya Daddy, Inc. (Daddy). Under the terms of the settlement agreement and related Trademark License Agreement, the Company has been granted an exclusive license to use the Registered

Marks on clothing (Class 25). Under the Agreement, the Company will remit to Daddy 6% of the Gross Sales for the Licensed Products (excluding footwear) sold in the United States (or outside the United States that are directly distributed in the United States), with a minimum annual amount of $70,000. The Company will also remit to Daddy 12% of the licensing revenues or the value of consideration received from third parties who have been granted sublicenses of the Registered Marks for the Licensed Products sold in the United States. The Agreement is for a four-year term and will automatically renew for consecutive four-year terms at the Company’s option. As of December 31, 2006, the Company has not made any of the required payments under this agreement.

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

Who’s Your Daddy, Inc. (Formerly Snocone Systems Inc.)

Date: March 21, 2007	By: /s/ Dan Fleyshman
Name: Dan Fleyshman
Title: President