Form 10QSB/A
period 2005-09-30
Whos Your Daddy Inc
filed 2007-03-21
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005, the Issuer had 14,163,577 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Index to Quarterly Report on Form 10-QSB/A
for the Nine Months Ended September 30, 2005

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

Who’s Your Daddy, Inc.
(A Development Stage Company)
Balance Sheets
As at September 30, 2005 (Consolidated and Unaudited) and December 31, 2004

	2005	2004
Assets
Current Assets
Cash	$1,796	$4,116
Accounts Receivable	4,000	-
Advances to Officers	-	22,085
Inventories	400	-
Loans Receivable	8,825	-
Escrow Deposit	25,000	-
Prepaid Expenses	8,333	-
Total Current Assets	48,354	26,201

Property, Plant and Equipment
Fixed Assets	70,092	14,750
Less: Accumulated Depreciation	(8,786)	(1,475)
Net Property, Plant and Equipment	61,306	13,275

Non-Current Assets
Organization Costs, Net	625	1,000
Trademarks, Net	39,274	14,500
Security Deposits	10,600	10,000
Total Non-Current Assets	50,499	25,500
Total Assets	$160,159	$64,976

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
(A Development Stage Company)
Balance Sheets
As at September 30, 2005 (Consolidated and Unaudited) and December 31, 2004
(Continued)

	2005	2004
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts and Accrued Expenses Payable	$782,655	$324,122
Due to Officers and Related Parties	488,870	271,000
Loans Payable – Short-Term	50,000	71,476
Current Portion of Long-Term Debt	947,095	-
Total Current Liabilities	2,268,620	666,598
Non-Current Liabilities
Long-Term Debt, Net of Current Portion	525,257	-
Total Liabilities	2,793,877	666,598
Stockholders’ Deficiency
Preferred Stock - Nevada Corporation September 30,
2005 - $.001 Par Value - 20,000,000 Shares
Authorized, No Shares Issued and Outstanding.
No Preferred Stock at December 31, 2004	-	-
Common Stock – Nevada Corporation September 30,
2005 - $.001 Par Value. 100,000,000 Shares
Authorized, 13,496,952 Shares Issued and
Outstanding.
California Corporation December 31, 2004 – No Par
Value. 10,000,000 Shares Authorized, 9,769,000
Shares Issued and Outstanding.	13,497	790,875
Additional Paid-in Capital	1,887,400	-
Capital Acquisition Costs	-
Prepaid Financing Fees Paid by Issuing Stock	(235,795)	-
Deficit	(4,298,820)	(1,392,497)
Total Stockholders’ Deficiency	(2,633,718)	(601,622)
Total Liabilities and Stockholders’ Deficiency	$160,159	$64,976

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2005 (Consolidated) and 2004
and for the Period from November 21, 2001 (inception) to September 30, 2005

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		Nov 21, 2001 to
	2005	2004	2005	2004	Sep 30, 2005
Revenues	$87,609	$-	$87,609	$-	$127,245

Cost of Goods Sold	50,194	-	50,194	-	50,194

Gross Margin	37,415	-	37,415	-	77,051

Expenses
Administrative and General	1,326,181	81,599	2,084,943	273,367	3,511,333
Advertising, Promotion and
Marketing	426,947	-	596,753	1,000	596,753
Loss on Termination of
Contract	-	-	60,352	-	60,352
Total Expenses	1,753,128	81,599	2,742,048	274,367	4,168,438
Loss before Interest Expense	(1,715,713)	(81,599)	(2,704,633)	(274,367)	(4,091,387)
Interest Expense - Cash	(29,170)	(550)	(51,691)	(1,650)	(57,433)
Interest Expense - Stock and
Warrants	(150,000)	-	(150,000)	-	(150,000)
Loss before Provision for Income
Taxes	(1,894,883)	(82,149)	(2,906,324)	(276,017)	(4,298,820)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(1,894,883)	$(82,149)	$(2,906,324)	$(276,017)	$(4,298,820)
Basic
Loss per Share	($0.22)	n/a	($0.26)	n/a	n/a
Weighted Average
Shares Outstanding	12,951,648	n/a	11,152,286	n/a	n/a

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2005 (Consolidated) and 2004
and for the Period from November 21, 2001 (inception) to September 30, 2005

	Nine Months Ended Sep 30,		Nov 21, 2001 to
	2005	2004	Sep 30, 2005
Cash Flows From Operating Activities
Net Loss for the Period	$(2,906,324)	$(276,017)	$(4,298,820)
Add: Non-Cash Items:
Depreciation and Amortization	12,780	1,725	20,257
Stock and Warrants Issued for Interest	150,000	-	150,000
Stock Issued for Services	450,588	-	450,588
Defiance Termination Recorded as
Long-Term Debt	60,352	-	270,352
	(2,232,604)	(274,292)	(3,407,623)
Change in Non-Cash Working Capital Items:
Accounts Receivable	(4,000)	-	(4,000)
Advances to Officers	(4,048)		(4,048)
Inventories	(400)	-	(400)
Escrow Deposit	(25,000)	-	(25,000)
Organization Costs	-	-	(2,500)
Prepaid Expenses	(8,333)	-	(8,333)
Trademarks	(29,868)	-	(48,868)
Security Deposits	(600)	-	(10,600)
Accounts and Accrued Expenses Payable	668,533	102,521	782,655
Due to Officers' and Related Parties	155,203	156,750	347,201
Cash Used by Operations	$(1,481,117)	$(15,021)	$(2,381,516)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(55,342)	$-	$(70,092)
Loans Made	(825)	(600)	(22,910)
Repayments on Loans Made	18,133	-	18,133
Cash Used By Investing Activities	$(38,034)	$(600)	$(74,869)

Cash Flows From Financing Activities
Stock Issued for Cash	$413,475	$51,994	$1,204,350
Proceeds from NIR financing	1,250,000	-	1,250,000
Proceeds from Other Loans	262,923	1,520	451,278
Loan Repayments - Other Loans	(269,730)	(37,880)	(307,610)
Additional Paid In Capital – Reverse Acquisition	(139,837)	-	(139,837)
Cash Provided By Financing Activities	$1,516,831	$15,634	$2,458,181

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
(A Development Stage Company)
Statements of Changes in Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2005 (Consolidated) and 2004
and for the Period from November 21, 2001 (inception) to September 30, 2005
(Continued)

	Nine Months Ended Sep 30,		Nov 21, 2001 to
	2005	2004	Sep 30, 2005
Cash Used by Operations	$(1,481,117)	$(15,021)	$(2,381,516)

Cash Used By Investing Activities	(38,034)	(600)	(74,869)

Cash Provided By Financing Activities	1,516,831	15,634	2,458,181

Change In Cash	(2,320)	13	1,796

Cash, Beginning Of Period	4,116	20	-

Cash, End Of Period	$1,796	$33	$1,796

Other Cash Item
Cash Paid for Interest Expense	$51,691	$-	$57,433
NV Capital Stock Issued for Cash Prior to
Reverse-Acquisition, Not Included Above	N/A	N/A	$164,100

Items Not Requiring the Use of Cash
Nevada Corporation Stock Issued for the
Organization of the Corporation	N/A	N/A	$2,000
Nevada Corporation Stock Issued for Debt	N/A	N/A	$225,830
Nevada Corporation Stock Issued for
Technology and Software Rights	N/A	N/A	$869,600
Nevada Corporation Stock Returned for
No Consideration, then Reinstated	$3,119,283	N/A	$3,119,283
Nevada Corporation Stock Issued -
WYD Reverse Acquisition	$4,500,000	N/A	$4,500,000
Stock Issued for Interest Expense	$150,000	$-	$150,470
Nevada Corporation Stock Issued for
Services and Other Expenses	$450,588	$-	$757,970
Conversion of Account Payable to Long-Term Debt	$210,000	$-	$210,000

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

Consequently, the Balance Sheet at December 31, 2004 includes only the financial postion of WYD, the acquiring entity. The Balance Sheet at September 30, 2005 includes the consolidated financial postion of both companies. The Statements of Operations and Cash Flows for the nine months ended September 30, 2004 include only the operations of WYD, the acquiring entity. The Statements of Operations and Cash Flows for nine months ended September 30, 2005 includes only the operations of WYD, the acquiring entity, from January 1, 2005 to March 31, 2005 and the operations of both companies from April 1, 2005 to September 30, 2005. The Statements of Operations and Cash Flows for period from November 21, 2001 (inception of WYD) to September 30, 2005 includes only the operations of WYD, the acquiring entity, from November 21, 2001 to March 31, 2005 and the operations of both companies from April 1, 2005 to September 30, 2005. In addition, earnings per share for the 2004 periods and cumulative since inception are not presented since it would be combining the shares of one entity with the loss of a different entity.

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

The unaudited financial information herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and results of its operations for the periods presented. This report on Form 10-QSB/A should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004 dated May 4, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined on that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2004 has been omitted. The results of operations for the nine-month period ended September 30, 2005 will not necessarily be indicative of results for the entire year ending December 31, 2005.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,298.820 for the period from the inception of WYD, November 21, 2001, to September 30, 2005, and has minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital. The financial statements neither include any adjustments relating to the recoverability and classification of recorded assets nor the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Fixed assets are recorded at cost. For book purposes depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and Amortization expense was $12,780 for the nine months ended September 30, 2005. The Company reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

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

	Nine Months Ended September 30,
	2004	2005

Net loss, as reported	No Change	($2,906,324)
Officers’ Salary cost increase based on the fair
value method		(6,210,000)
Investment Banking Services Expense increase
based on the fair value method		(1,250,000)
Pro forma net loss		($10,366,324)
Loss per share		($0.93)

4.	Share Capital

	a)	Issued Shares

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

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At September 30, 2005, 3,989,103 outstanding shares of common stock were restricted for periods up to one year and 4,611,500 shares were restricted for periods up to two years.

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

10.	Long-Term Debt

Note Payable in equal monthly installments of $8,000,
Including interest, thru January, 2008	$222,352
Note Payable in 18 monthly installments of $136,111
from December, 2005 to May, 2007	1,250,000
Less: Current Portion	(947,095)
Total Notes Payable	$525,257

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

Liquidity and Capital Resources

The Company remains in the development stage, and the Company’s balance sheets at September 30, 2005 and December 31, 2004 have deficits of $2,633,718 and $601,622 respectively.).

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. The Company had a working capital deficiency of $2,220,266 as of September 30, 2005, and $640,397 as of December 31, 2004.

Please refer to the Company’s most recent audited financial statement as filed in the Company’s 10-KSB/A for the year ended December 31, 2004 and filed with the SEC on May 4, 2006

The Company plans to utilize debt and/or equity financings, as well as revenues from its energy drink and licensing fees, to fund its short-term and long-term growth. The availability of future financing will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of the Company’s executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation as of September 30, 2005, except as described in the following paragraph.

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