Form 10KSB
period 2006-12-31
Whos Your Daddy Inc
filed 2007-04-16
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

 OR

[   ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 0-33519

WHO'S YOUR DADDY, INC.
(Name of small business issuer as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

5840 El Camino Real, Suite 108, Carlsbad, CA 92008
 (Address of principal executive offices)

(760) 438-5470
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes [X]  No [   ] (2) Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Registrant's revenues for its most recent fiscal year: $1,189,057

As of March 30, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $12,154,990 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation
System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the company.

On March 30, 2007, the registrant had 21,949,376 shares of common stock, $0.001 par value per share, issued and outstanding.

On March 30, 2007, the registrant had 2,000,000 shares of preferred stock, $0.001 par value per share, issued and outstanding.

Indicate whether the registrant is an accelerated filer based on the market value of its public float
held by non-affiliates at the end of the most recent second fiscal quarter: [   ] Yes [X] No

Documents incorporated by reference: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ] No [   ]

Transitional Small Business Disclosure Format: Yes [   ] No [X]

WHO’S YOUR DADDY, INC.
Index to Annual Report on Form 10-KSB
for the Year Ended December 31, 2006

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

The Company

We were incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. completed and closed an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately-held California corporation, whereby WYD became a wholly-owned subsidiary of the Company. WYD was founded by Edon Moyal and Dan Fleyshman in November, 2001 with their vision of licensing the phrase “Who’s Your Daddy.“

As a result of the merger, we changed our name to Who’s Your Daddy, Inc. After developing an Energy Drink, we changed our primary business to the manufacture and distribution of ready-to-drink “King of Energy™.” beverages centered on our trademark-protected brand. While we continue to pursue licensing opportunities for our trademark-protected brand that come before us, our current efforts are concentrated on expanding the distribution of our energy drinks.

Description of Business

1. Who’s Your Daddy® King of Energy™ Drinks

The most important and exciting extension of our branding, previously consisting of licensing our trademarks, is our entry into the sale of beverages. In the third quarter of 2005, we commenced sales of the Who’s Your Daddy® King of Energy™ Regular and Sugar-Free cranberry-pineapple flavour energy drinks. While we continue to pursue licensing opportunities for our trademark-protected brand that come before us, our current efforts are concentrated on expanding the distribution of our energy drinks.

The business strategy behind our King of Energy™ energy drinks focuses on maintaining the edge, energy and humor behind our brand, while continuing to build brand awareness and recognition. Our target market includes young adults who seek alternatives to bad tasting energy drinks, coffee and other stimulants. As part of our strategy, we have developed products and events that appeal to this group, and we continue to assess opportunities to expand our product lines and distribution worldwide.

Our King of Energy™ energy drinks come in two flavours and four distinct formulas. We have Regular and Sugar-Free versions of our unique cranberry-pineapple flavour, which we started shipping in the third quarter of 2005, and Regular and Sugar-Free versions of our Green Tea flavour. We introduced our Regular Green Tea beverage in July, 2006, and ours is one of the first Green Tea beverages for the energy drink market. In February, 2007, we began shipping our Sugar-Free Green Tea flavoured beverage. For this product, we are targeting women and the more mature generation who are interested in the anti-oxidants, cleansing and weight loss features of Green Tea. This expands the scope of retailers who can carry our products, since many Green Tea retailers do not carry energy drinks.

Unlike many of the other energy drinks on the market, our King of Energy™ energy drinks taste good and are similar to drinking a soda or fruit punch. Formulated with taurine and caffeine, our energy drinks are designed to energize and improve mental performance while increasing concentration, alertness and physical endurance. We believe our beverages will strengthen the value of the Who’s Your Daddy® brand, while diversifying our product line.

In 2006, we distributed 3 flavours of our “King of Energy” drinks – Cranberry-Pineapple in Regular and Sugar Free and Regular Green Tea. In February, 2007 we started shipping our 4th flavour - Sugar Free Green Tea. Over the past 12 months we have brought on in excess of 35 distributors who distribute the energy drinks in 15 states. Our energy drinks have received great reviews, from media to end user, and this has supported our signing on new distributors and retailers.

We are actively developing new flavours of our King of Energy™ energy drinks. We will introduce these gradually as we gain control of more shelf space and geographic distribution, capitalizing on economies of scale.

2. Licensing of our Trademark-Protected Brand

We design and license a variety of products centered on our trademark-protected brand, “Who’s Your Daddy®.” We currently hold trademarks for more than 300 products in the United States, Mexico, Middle East, Far East, Japan and the European Community. The “Who’s Your Daddy®” range of product offerings is designed to appeal to young men, women and sports fans who strive for “Style with Authority™.” Royalties paid to us under previous licensing agreements for products generally were based on a percentage of the licensee’s net sales of the licensed products and we plan to continue this in the future.

While our operational focus is concentrated on the development of the “King of Energy” brand recognition, we are also continuing to register the “Who’s Your Daddy” trademarks throughout the world and are pursuing licensing opportunities that come before us.

3. Marketing and Distribution

We produce our King of Energy™ energy drinks at facilities utilized by known national brands such as 7-UP®, RC Cola® and Pepsi®. We also utilize premier American caners – Ball Corporation in the West (the largest canning company in the world) and Rexam Beverage Can Company in the East (one of the largest canning companies in the United States). Beverage companies much larger than our organization dictate the standards of production at these manufacturers. This allows us to utilize the existing established high standards without the expenditure of funds on developing standards. In addition, to eliminate inconsistencies in the product itself, we have decided to retain our flavour company to provide the actual formulation at all facilities.

Selection of bottlers is primarily governed by their capability to handle 16 oz cans, proximity to our geographical markets of activity, available plant capacity, pricing, terms and storage facilities at the plant.

We have established distribution agreements with some of the largest and most respected beer and beverage distributors in the United States. Our business strategy is to continue growing our distribution network and to concentrate on the needs of distributors to facilitate continued geographical expansion in the United States. Existing and new strategic relationships play a large role in our expansion, and we are strategically selective in building our distribution network. We have increased and expanded our top tier distribution network to include Arizona, Arkansas, California, Idaho, Louisiana, Michigan, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Tennessee, Texas and Utah.

We currently have over 35 distributors that cover 15 states. A competitive environment exists in selecting and targeting distributors. Factors affecting the selection decision include existing distribution and infrastructure of trucks and warehousing facilities, marketing efforts and effectiveness, existing complementary and/or competing product lines, reputation in the marketplace and the ability to fulfill their volume agreements. Our choices are geared toward developing a long-term relationship with distributors, as their efforts directly affect our revenues and profitability.

We work with numerous distributors throughout the United States and are in negotiations with a Mexican distributor. Some of the distributors have larger territories than others, giving them the ability to generate more revenue to the Company. Most distributors’ territory includes a portion of a state, which is where they regularly distribute their other products. A few distributors cover an entire state. However, we are not dependent on any one specific distributor as there are alternate sources in most areas.

Currently we do not have any outstanding licensing deals. However, the Company continuously pursues new opportunities that come before us to expand the Who’s Your Daddy® range of products utilizing our trademark-protected brand .

4. Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavours and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do. Our King of Energy™ drinks are subject to extensive competition by numerous domestic and foreign companies. Such competitors include Red Bull®, Rockstar® and Monster® energy drinks.

Any branded clothing and accessory products we will license will be subject to extensive competition by numerous domestic and foreign companies with substantially greater financial, marketing and distribution resources than we do. Such competitors with respect to licensing of our brand include Cherokee, Inc., No Fear® and ODM®, which license their many brands for products competitive with “Who’s Your Daddy®” products. The factors which shape the competitive environment include quality of construction and design of the product, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. Therefore, our success is dependent on our ability, and the ability of our licensees, to design, manufacture and sell products bearing its brand and to respond to ever-changing consumer demands.

5. Intellectual Property

We design and license a variety of products centered on our trademark-protected brand, “Who’s Your Daddy®.” Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed as long as the trademarks are in use. We currently hold trademarks for more than 300 products in the U.S., Mexico, Middle East, Far East, Japan and the European Community.

In addition, we exclusively manufacture, promote and sell our four flavours of the King of Energy™ energy drinks. We have developed and own the formula to all of the King of Energy™ flavours and are in the process of obtaining patents for our formulas.

Offices and Key Personnel

Our principal office is located at 5840 El Camino Real, Suite 108, Carlsbad, California 92008. Our phone number is (760) 438-5470. Dan Fleyshman is our president, Edon Moyal is our Chief Executive Officer and Reuven I. Rubinson is our Chief Financial Officer.

Employees

Prior to the merger, we had no employees. We relied upon our officers, directors and part-time outside consultants to further our business efforts.

As of March 30, 2007, we employed 10 persons. None of these employees are represented by labor unions and we believe that our employee relations are satisfactory.

Corporate History

We are a Nevada corporation incorporated on October 12, 2000 as Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001.

On April 1, 2005, we acquired all of the issued and outstanding shares of WYD, a California corporation. Pursuant to the merger, 4,500,000 shares of our common stock were issued to the WYD shareholders for all of the outstanding stock of WYD. Of our 4,500,000 shares of stock required for closing, 2,040,000 shares were issued from treasury and the remaining 2,460,000 shares were transferred from existing issued shares. After the April, 2005 merger, we qualified to do business in California as a foreign corporation.

The merger was accounted for by us as a reverse-acquisition because control of the Company passed to the WYD shareholders and WYD was considered as the accounting acquirer. Therefore its accounting history has been carried forward as our history. On April 13, 2005, our shareholders voted to change the name of the Company to Who’s Your Daddy, Inc from Snocone Systems, Inc.

A history of the business ventures we were involved in prior to the merger with WYD, all of which have been terminated, is presented below.

On October 12, 2000, we acquired ownership rights to certain software and intellectual property. . Under the terms of the Agreement and Assignment of Intellectual Property Rights, we issued 3,600,000 shares of restricted common stock with an aggregate value of $3,000 dollars. On September 2, 2003, we signed an agreement with RBM Financial, Inc. and TwentyTen Investments Corp., contracting to them the job of identifying the financial viability of this software in terms of generating revenue and, also, to explore alternative technologies that would generate revenue.

On May 17, 2004, we finalized a Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp. (“TwentyTen”) for which TwentyTen received 400,000 shares of restricted common stock. Under that agreement, we received $40,000 from TwentyTen to cover basic operating costs of the SMS OfficePools.com application during the year. On April 21, 2005, the parties mutually agreed to terminate the Content Distribution and Revenue Share Agreement. TwentyTen Investments Corp. returned the 400,000 common shares. In consideration for the termination of the contract and work performed to date by TwentyTen Investments, we issued to TwentyTen Investments 40,000 restricted shares of common stock.

On October 13, 2004, we signed a licensing agreement with FitBeautiesMag.com to use our Mobile Video Streaming Service for FitBeautiesMag's web service. We obtained a non-exclusive licensing agreement for a period of one year. We incurred no costs and earned no revenue in connection with this arrangement.

On October 29, 2004, we entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc. (“Riskebiz”) for the purpose of acquiring the exclusive, perpetual, worldwide right to publish, market, advertise, promote, distribute, manufacture, sublicense, vend and otherwise use RISKeye Mobile Viewing and Surveillance Technology (“RISKeye”), owned by Riskebiz. We issued 200,000 shares of restricted common stock for the acquisition. Mr. Kevin Day, who was our acting Chief Financial Officer, a director and our president until September 24, 2004, was appointed Chief Technology Advisor. Mr. Day was also the President and majority owner of Riskebiz. On April 21, 2005, the parties mutually agreed to terminate the Asset Purchase Agreement with Riskebiz. Riskebiz returned the 200,000 common shares and in consideration for the termination of the contract and work performed to date by Riskebiz, the Company issued to Riskebiz 20,000 common shares.

On November 29, 2004, we finalized a license and revenue sharing agreement with SMART-TEK Communications Inc. creating a joint-venture to market and sell the RISKeye mobile surveillance viewing technology. On January 28, 2005, the parties terminated the agreement.

Research and Development

We did not incur any material research and development expenditures for the year ended December 31, 2006.

Government Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

Available Information

Our Internet addresses are www.whosyourdaddyinc.com and www.kingofenergy.com . Information contained on our website is not part of this annual report filed on Form 10-KSB. Our www.whosyourdaddyinc.com website contains a link to the Securities and Exchange Commission (SEC) website which lists our SEC filings. Our annual report on Form 10-KSB and quarterly reports on Form 10-QSB are available free of charge thru this link as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC

ITEM 2.           DESCRIPTION OF PROPERTY

We do not own any real property. Our principal executive offices are located at a leased premise at 5840 El Camino Real, Suite 108, Carlsbad, CA 92008. We are leasing approximately 5,000 square feet under an agreement that commenced in March, 2007 and expires in March 2012. Monthly payments under the lease are currently approximately $8,800, increasing to approximately $10,100. Our leased space includes both offices and a warehouse and we consider it adequate for the operations of our business.

ITEM 3.           LEGAL PROCEEDINGS

On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. We are in the process of evaluating several legal options and will be pursuing appropriate actions upon completion of this evaluation to limit and/or vacate the award.

On February 7, 2006, American Express Company filed a suit in the San Diego Superior Court seeking payment on a credit card balance of approximately $80,000.

Our agent for service of process is Reuven I. Rubinson, 5840 El Camino Real, Suite 108, Carlsbad, California 92008.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders during the year ended December 31, 2006.

On April 13, 2005, pursuant to a Written Consent of a Majority of the Outstanding Shares of Common stock, a majority of our shareholders approved a change in the Company’s name to Who’s Your Daddy, Inc., from Snocone Systems Inc., and the Company’s authorized capital was increased to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of securities dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “WYDY.OB.”

The following table reflects the reported high and low bid prices of our Common Stock for each quarter for the period indicated as reported by the NASD OTCBB. Such prices are inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2005

QUARTER ENDED	HIGH	LOW
March 31, 2005	$4.20	$0.45
June 30, 2005	$2.40	$0.40
September 30, 2005	$2.00	$0.82
December 31, 2005	$1.40	$0.66

YEAR ENDED DECEMBER 31, 2006

QUARTER ENDED	HIGH	LOW
March 31, 2006	$1.27	$0.68
June 30, 2006	$1.04	$0.35
September 30, 2006	$1.07	$0.38
December 31, 2006	$1.37	$0.70

Holders of Common Stock

As of March 30, 2007, there were approximately 1,230 holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. We have not paid dividends in prior years and have no plans to pay dividends in the near future. We intend to reinvest earnings in the continued development and operation of its business. Any payment of dividends would depend upon our growth, profitability, financial condition and such other factors as the board of directors may deem relevant.

Sales of Unregistered Securities

During the year ended December 31, 2006, we issued: (1) 2,348,918 restricted shares to various investors for cash under the general exemption provided by section 4(2) of the Securities Act of 1933, (2) 90,000 restricted shares to three directors for services rendered during the year, (3) 228,700 restricted shares to two individuals and two companies for commissions, (4) 170,000 restricted shares to two companies for services rendered during the year, (5) 1,784,975 restricted shares to various investors as conversion of their loans to WYD, (6) 555,779 restricted shares to the Investors described in Note 9, as a conversion of a portion of the amounts owed to them, (7) 167,000 restricted shares to King of Energy West, LLC in connection with the signing of its distributor agreement, (8) 1,000,000 restricted shares to Geneva Equities, Ltd. for investment banking services rendered and termination of their contract, (9) 84,868 restricted shares for interest expense, (10) 423,143 restricted shares for other expenses and (11) 388,000 restricted shares to officers and related parties for unpaid compensation. The stock issued during this year was valued at $3,412,919.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the SEC, press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbour provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbour provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," “projects” or similar variations of these words and expressions. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others: competitive pressures, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, generally accepted accounting principles, constantly changing technology and market acceptance of the Company's products and services. These risks and uncertainties should be considered in evaluating forward-looking statements, and the Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed above. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Business Focus

1. Who’s Your Daddy® King of Energy™ Energy Drinks

The most important and exciting extension of our branding, previously consisting of licensing our trademarks, is our entry into the sale of beverages. In the third quarter of 2005, sales of the Who’s Your Daddy® King of Energy™ Regular and Sugar-Free energy drinks commenced. While we continue to pursue licensing opportunities for our trademark-protected brand, our current efforts are concentrated on expanding the distribution of our energy drinks.

The business strategy behind our King of Energy™ energy drinks focuses on maintaining the edge, energy and humor behind our brand, while continuing to build brand awareness and recognition. Our target market includes young adults who seek alternatives to bad tasting energy drinks, coffee and other stimulants. As part of our strategy, we have developed products and events that appeal to this group, and we continue to assess opportunities to expand our product lines and distribution worldwide.

Our King of Energy™ energy drinks come in two flavours and four distinct formulas. We have Regular and Sugar-Free versions of our unique cranberry-pineapple flavour, which we started shipping in the third quarter of 2005, and Regular and Sugar-Free versions of our Green Tea flavour. We introduced our Regular Green Tea beverage in July, 2006, and ours is one of the first Green Tea beverages for the energy drink market. In February, 2007, we began shipping our Sugar-Free Green Tea flavoured beverage. For this product, we are targeting women and the more mature generation who are interested in the anti-oxidants, cleansing and weight loss features of Green Tea. This expands the scope of retailers who can carry our products, since many Green Tea retailers do not carry energy drinks.

Unlike many of the other energy drinks on the market, our King of Energy™ energy drinks taste good and are similar to drinking a soda or fruit punch. Formulated with taurine and caffeine, our energy drinks are designed to energize and improve mental performance while increasing concentration, alertness and physical endurance. We believe our beverages will strengthen the value of the Who’s Your Daddy® brand, while diversifying our product line.

In 2006, we distributed 3 flavours of our “King of Energy” drinks – Cranberry-Pineapple in Regular and Sugar Free and a Regular Green Tea. In February, 2007 we started shipping our 4th flavour - Sugar Free Green Tea. Over the past 12 months we have brought on in excess of 35 distributors who distribute the energy drinks in 15 states. Our energy drinks have received great reviews, from media to end user, and this has supported our signing on new distributors and retailers.

We are actively developing new flavours of our King of Energy™ energy drinks. We will introduce these gradually as we gain control of more shelf space and geographic distribution, capitalizing on economies of scale.

2. Licensing of Trademark-Protected Brand

We design and license a variety of products centered on our trademark-protected brand, Who’s Your Daddy. We currently hold trademarks for more than 300 products in the United States, Mexico, Middle East, Far East, Japan and the European Community. The Who’s Your Daddy® range of product offerings is designed to appeal to young men, women and sports fans who strive for “Style with Authority™.” Royalties paid to us under previous licensing agreements for products generally were based on a percentage of the licensee’s net sales of the licensed products and we plan to continue this in the future.

While our operational focus is concentrated on the development of the “King of Energy” brand recognition, we are also continuing to register the “Who’s Your Daddy” trademark throughout the world and are exploring licensing opportunities as they are brought to us.

3. Marketing and Distribution

We only produce our King of Energy™ energy drinks at facilities utilized by known national brands such as 7-UP®, RC Cola® and Pepsi®. We also utilize premier American caners – Ball Corporation in the West (the largest canning company in the world) and Rexam Beverage Can Company in the East (one of the largest canning companies in the United States). Beverage companies much larger than our organization dictate the standards of production at these manufacturers. This allows us to utilize the existing established high standards without the expenditure of funds on developing standards. In addition, to eliminate inconsistencies in the product itself, we have decided to retain our flavour company to provide the actual formulation at all facilities.

Selection of bottlers is primarily governed by their capability to handle 16 oz cans, proximity to our geographical markets of activity, available plant capacity, pricing, terms and storage facilities at the plant.

We have established distribution agreements with some of the largest and most respected beer and beverage distributors in the United States. Our business strategy is to continue growing our distribution network and to concentrate on the needs of distributors to facilitate continued geographical expansion in the United States. Existing and new strategic relationships play a large role in our expansion, and we are strategically selective in building our distribution network. We have increased and expanded our top tier distribution network to include Arizona, Arkansas, California, Idaho, Louisiana, Michigan, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Tennessee, Texas and Utah.

We currently have over 35 distributors that cover 15 states. A competitive environment exists in selecting and targeting distributors. Factors affecting the selection decision include existing distribution and infrastructure of trucks and warehousing facilities, marketing efforts and effectiveness, existing complementary and/or competing product lines, reputation in the marketplace and the ability to fulfill their volume agreements. Our choices are geared toward developing a long-term relationship with distributors, as their efforts directly affect the company’s revenues and profitability.

We work with numerous distributors throughout the United States and are in negotiations with a Mexican distributor. Some of the distributors have larger territories than others, giving them the ability to generate more revenue to the Company. Most distributors’ territory includes a portion of a state, which is where they regularly distribute their other products. A few distributors cover an entire state. However, the company is not dependent on any one specific distributor as there are alternate sources in most areas.

Currently the company does not have any outstanding licensing deals. However, the company continuously explores new possibilities of utilizing the Who’s Your Daddy® range of products.

Plan of Operation

To date, we have funded our operations primarily through the issuance of stock via private placements under the exemption provided by section 4(2) of the Securities Act of 1933, in exchange for technology rights and services and to settle obligations under various loans. In 2005, we raised $2,271,677 via loans and $663,475 from the issuance of restricted common stock for cash. In 2006, we raised $575,899 via loans and $1,265,456 from the issuance of restricted common stock for cash.

On August 31, 2006, we secured a revolving $250,000 credit line for the production of our King of Energy™ drinks. The AJW Entities agreed to subordinate their security interest to this credit line. At December 31, 2006 we had utilized approximately $186,000 of this line.

Management is currently seeking additional capital through its investment banker and other sources. In the near future, we expect to raise a minimum of $5,000,000, which will be used to pay down accounts and accrued expenses payable, including approximately $230,000 of taxes (which the Company is currently arranging a payment plan on), increase inventory, purchase promotional materials for expanding the distributor network and pay operational expenses. Should we be unsuccessful in obtaining additional funding, we may be unable to meet our cash flow requirements in the short term. On April 11, 2007, effective April 3, an agreement was reached with the AJW entities to retire their convertible debentures. Further, a commitment was received by two institutional investors on April 11, 2007 which will provide the consideration required to retire this debt and may bring in an additional $1,000,000 of cash. A final agreement is being negotiated with these investors.

Results of Operations

From October 12, 2000 through December 31, 2005, we engaged in no significant operations other than organization activities and research and development. We received minimal revenue. We expended $3,028,137 in 2005 and $2,861,102 in 2006 for administration costs, and $622,556 in 2005 and $2,806,183 in 2006 for marketing costs. Operational costs over the next year will depend on a number of factors, including costs with respect to our business plan.

Liabilities and Stockholder Equity

Our total liabilities as of December 31, 2006 were $6,322,284. Our total current liabilities consisted of: (a) $553,000 of Accounts Payable (b) $2,282,000 of accrued expenses and interest (c) $232,000 of taxes, (d) $238,000 of amounts due to officers, employees and related parties (e) $715,000 of other loans payable and (f) $222,000 representing the current portion of long-term debt. The largest obligation we have is a $1,790,000 arbitration award in favor of Sacks Motorsports Inc against the Company, included in accrued expenses. We are in the process of evaluating several legal options and will be pursuing appropriate actions upon completion of this evaluation to limit and/or vacate the award.

Liquidity and Capital Resources

On December 31, 2006, we had a working capital deficit of $3,831,885 compared with $3,032,977 at December 31, 2005. We plan to utilize debt and/or equity financings to fund short-term and long-term growth. The availability of future financings will depend on market conditions and other factors. A portion of the funds may be used to grow the business through acquisition of other businesses.

The forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand new operations. There can be no assurance we will be able to continue as a going concern or achieve material revenues or profitable operations.

For the most recent year ended December 31, 2006, we incurred a loss in the amount of $5,648,069 compared to a loss of $4,251,311 in 2005. These losses are attributable to organizational expenses, expenses associated with setting up a company structure and market-ready products and implementing the first stage of our business plan, as well as the $1,790,000 arbitration award. We anticipate we will operate at a loss until additional funding is secured, depending upon the performance of the business.

As of December 31, 2006, there were no off-balance sheet arrangements.

Revenue Recognition

Licensing Revenue is recorded over the life of the contract when earned based on the terms of the contract. Sales Revenue is recognized when products are shipped to the customer and title passes.

Going Concern

We may require additional capital for our operational activities and, although we intend to raise capital through the issuance of stock in the near future, our ability to raise capital through the issuance of stock in the future is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

ITEM 7.           FINANCIAL STATEMENTS

WHO’S YOUR DADDY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Who’s Your Daddy, Inc.

We have audited the accompanying Consolidated Balance Sheets of Who’s Your Daddy, Inc. as at December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Company has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, PA
Coral Springs, Florida
April 12, 2007

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As at December 31, 2006 and 2005

	2006	2005
Assets
Current Assets
Cash	$5,459	$2,977
Accounts Receivable	12,617	4,255
Inventories	244,541	83,286
Loans Receivable	13,025	1,955
Escrow Deposits	-	5,000
Prepaid Expenses	134,614	37,120
Total Current Assets	410,256	134,593

Property, Plant and Equipment
Fixed Assets	73,731	71,924
Less: Accumulated Depreciation	(26,742)	(11,054)
Net Property, Plant and Equipment	46,989	60,870

Non-Current Assets
Organization Costs, Net	-	500
Trademarks	86,401	71,737
Security Deposits	53,849	10,900
Total Non-Current Assets	140,250	83,137

Total Assets	$597,495	$278,600

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As at December 31, 2006 and 2005
(Continued)

	2006	2005
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts and Accrued Expenses Payable	$2,907,914	$982,088
Due to Officers' and Related Parties	766,875	607,026
Loans Payable – Short-Term	345,000	200,000
Current Portion of Long-Term Debt	222,352	1,378,456
Total Current Liabilities	4,242,141	3,167,570

Non-Current Liability
Long-Term Debt, Net of Current Portion	2,080,143	593,896
Total Liabilities	6,322,284	3,761,466
Stockholders’ Deficiency

Preferred Stock - 20,000,000 Shares Authorized,
2,000,000 Shares Issued and Outstanding.	2,000	2,000

Common Stock – $.001 Par Value. 100,000,000
Shares Authorized, 21,032,821 and 13,791,438
Shares Issued and Outstanding at December 31,
2006 and 2005.	21,033	13,792
Additional Paid-in Capital	5,675,928	2,345,250
Prepaid Expense Paid by Issuing Stock	(131,872)	(200,100)
Deficit	(11,291,878)	(5,643,808)
Total Stockholders’ Deficiency	(5,724,789)	(3,482,866)

Total Liabilities and Stockholders’ Deficiency	$597,495	$278,600

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005

Revenues	$1,189,057	$77,463

Cost of Goods Sold	685,916	52,331

Gross Margin	503,141	25,132

Expenses

Administrative and General	2,861,102	3,028,137

Advertising, Promotion and Marketing	2,806,183	622,556

Loss on Termination of Contract	-	60,352

Corporate Franchise Taxes	800	800

Total Expenses	5,668,085	3,711,845

Loss before Interest Expense	(5,164,944)	(3,686,713)

Interest Expense

Cash	(439,571)	(278,874)

Stock and Warrants Issued	(43,554)	(285,724)

Loss before Provision for Income Taxes	(5,648,069)	(4,251,311)

Provision for Income Taxes	-	-

Net Loss	$(5,648,069)	$(4,251,311)

Loss per Share	($0.34)	($0.36)

Weighted Average Shares Outstanding	16,398,991	11,922,628

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities
Net Loss for the Period	$(5,648,069)	$(4,251,311)
Add: Non-Cash Items:
Depreciation and Amortization	26,400	17,917
Defiance Termination Recorded as
Long-Term Debt	-	60,352
Stock Issued for Interest Expenses	43,554	285,724
Stock and Warrants Issued for Services and Other Expenses	1,040,877	760,804
	(4,537,238)	(3,126,514)
Change in Non-Cash Working Capital Items:
Financing Fees Paid by Issuing Stock	-	(200,100)
Capital Acquisition Costs	(75,000)	-
Accounts Receivable	(8,362)	(4,255)
Advances to Officers	-	(4,048)
Inventories	(161,255)	(83,286)
Loans Receivable	(8,070)	-
Escrow Deposit	5,000	(5,000)
Prepaid Expenses	(97,494)	(37,120)
Trademarks, Net	(24,876)	(65,075)
Security Deposits	(42,949)	(900)
Accounts and Accrued Expenses Payable	2,324,824	867,966
Due to Officers and Related Parties	404,348	272,028
Conversion of Interest to Loan	522,760	-
Prepaid Expense Paid by Issuing Stock	68,228	-
Cash Used by Operations	$(1,630,084)	$(2,386,304)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(1,807)	$(57,174)
Loans Made	-	(12,907)
Repayments on Loans Made	(3,000)	37,085
Cash Used By Investing Activities	$(4,807)	$(32,996)

Cash Flows From Financing Activities
Stock Issued for Cash	$1,265,456	$663,475
Proceeds from NIR financing	-	1,750,000
Proceeds from Other Loans	575,899	521,677
Loan Repayments - Other Loans	(203,982)	(377,154)
Additional Paid In Capital – Reverse Acquisition	-	(139,837)
Cash Provided By Financing Activities	$1,637,373	$2,418,161

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005
(Continued)

	2006	2005
Cash Used by Operations	$(1,630,084)	$(2,386,304)
Cash Used By Investing Activities	(4,807)	(32,996)
Cash Provided By Financing Activities	1,637,373	2,418,161
Change In Cash	2,482	(1,139)
Cash, Beginning Of Period	2,977	4,116
Cash, End Of Period	$5,459	$2,977
Other Cash Items
Cash Paid for Interest Expense	$439,571	$278,874
Cash Paid for Income Taxes	$-	$-
Items Not Requiring the Use of Cash
Stock and Warrants Issued for Services and Other Expenses	$1,040,877	$760,804
Stock Issued for Interest Expenses	$43,554	$285,724
AJW Entities Conversion of Loan to Stock	$192,617	$-
Other Loans Converted to Stock	$676,416	$-
Loans Payable – Short-Term Directly Paid an Account Payable	$25,000	$-
Conversion of Account Payable to Loans Payable – Short-Term	$300,000	$-
Conversion of Account Payable to Long-Term Debt	$-	$210,000
Restricted Stock Issued for Amounts Due to Officers' and Related
Parties	$194,000	$-
Due to Officers' and Related Parties Paid Off by Another Related Party
Loan	$40,307	$-
Nevada Corporation Stock Returned for No Consideration,
then Reinstated	$-	$3,119,283
Nevada Corporation Stock Issued - WYD Reverse Acquisition	$-	$4,500,000

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005 and 2006

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2004	7,042,169	$7,042	$1,709,370	$(1,417,753)	$298,659

Stock Reinstated for No Consideration	3,119,283	3,119	(3,119)	-	-
Stock Issued for Debt	68,500	69	68,431	-	68,500
Adjust Valuation of Technology Acquired	(540,000)	(540)	(215,460)	-	(216,000)
Loss for the Quarter	-	-	-	(117,945)	(117,945)
Balances, March 31, 2005	9,689,952	9,690	1,559,222	(1,535,698)	33,214
Stock Issued for Who's Your Daddy. Inc (CA)	4,500,000	4,500	(4,500)	-	-
Shares Cancelled as Part of Reverse Acquisition	(2,460,000)	(2,460)	2,460	-	-
Write off Nevada Deficit on Reverse Acquisition	-	-	(1,535,698)	1,535,698	-
Record California Deficit on Reverse Acquisition	-	-	1,665,510	(1,665,510)	-
Adjust for California Common Stock Acquired as
Part of Reverse Acquisition	-	-	(844,350)	-	(844,350)
Write off Technology	-	-	(136,815)	-	(136,815)
Other Adjustments on Reverse Acquisition	-	-	(13,045)	-	(13,045)
Stock Issued for Services	43,000	43	30,340	-	30,383
Capital Acquisition Fees	-	-	(262,795)	-	(262,795)
Loss for the Quarter	-	-	-	(756,075)	(756,075)

Balances June 30, 2005	11,772,952	$11,773	$460,329	$(2,421,585)	$(1,949,483)

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Continued)
For the Years Ended December 31, 2005 and 2006

	PREFERRED STOCK		COMMON STOCK
	NUMBER		NUMBER		ADDITIONAL	CAPITALIZED
	OF		OF		PAID-IN	FEES
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL		DEFICIT	TOTAL

Balances June 30, 2005			11,772,952	$11,773	$460,329		$(2,421,585)	$(1,949,483)

Stock Issued for Cash			650,000	650	359,350		-	360,000
Stock Issued for Interest Expense			150,000	150	149,850		-	150,000
Stock Issued for Promotion and Marketing services			450,000	450	315,401		-	315,851
Less: Prepaid Services			-	-	(109,875)		-	(109,875)
Stock issued for Financial Services			474,000	474	449,550		-	450,024
Reclassify Financing Fees Due to Amended
Agreement			-	-	262,795	$(235,795)	-	27,000
Loss for the quarter			-	-	-		(1,877,235)	(1,877,235)
Balances September 30, 2005			13,496,952	13,497	1,887,400	(235,795)	(4,298,820)	(2,633,718)
Stock Issued for Cash			370,947	371	249,629	-	-	250,000
Stock issued for Financial services			209,164	209	109,791	-	-	110,000
Stock Issued for Services and Other Expenses			126,500	127	123,794	-	-	123,921
Warrants and Stock Issued for Interest Expenses			7,875	8	135,716	-	-	135,724
Cancel Shares Issued for Market Services			(420,000)	(420)	(159,080)	-	-	(159,500)
Issuance of Preferred Stock to Officers	2,000,000	$2,000	-	-	(2,000)	-	-	-
Capitalized Fees Expensed This Quarter	-	-	-	-	-	35,695	-	35,695
Loss for the quarter	-	-	-	-	-	-	(1,344,988)	(1,344,988)
Balances December 31, 2005	2,000,000	2,000	13,791,438	13,792	2,345,250	(200,100)	(5,643,808)	(3,482,866)
Stock Issued for Cash	-	-	2,348,918	2,349	1,263,106	-	-	1,265,455
Stock Issued for Services and Other Expenses	-	-	2,466,843	2,466	804,611	-	-	807,077
Warrants and Stock Issued for Interest Expenses	-	-	84,868	85	43,469	-	-	43,554
Conversion of Loans into Stock	-	-	2,340,754	2,341	1,294,492	-	-	1,296,833
Distributor Signing Bonus paid in stock	-	-	-	-	-	(87,508)	-	(87,508)
Capitalized Fees Expensed This Year	-	-	-	-	-	155,736	-	155,736
Fees Paid for Financing	-	-	-	-	(75,000)	-	-	(75,000)
Rounding							(1)	(1)
Loss for the Year	-	-	-	-	-	-	(5,648,069)	(5,648,069)
Balances December 31, 2006	2,000,000	$2,000	21,032,821	$21,033	$5,675,928	$(131,872)	$(11,291,878)	$(5,724,789)

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis for Presentation

Who’s Your Daddy, Inc. (the “Company”) is involved in the licensing of its proprietary name, “Who’s Your Daddy®” and the manufacture, sale and distribution of its “King of Energy™” energy drinks. The Company was incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. The Company changed its name to Snocone Systems, Inc. on December 6, 2001.

On March 14, 2005, the Company completed a one-for-five reverse stock split. All share and per share amounts included in this document have taken this reverse split into account, unless otherwise noted.

As discussed below, on April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc. (“WYD”), a company incorporated in California. For accounting purposes, this merger is being treated as a reverse-acquisition since control of the Company passed to the WYD shareholders. As a result of this accounting treatment, subsequent to the reverse-acquisition the historical financial statements of the acquiring company (WYD) are presented for all periods prior to the acquisition, along with the consolidated financial statements of both entities for all periods after the reverse-acquisition date.

Consequently, the consolidated Statements of Operations and Cash Flows for the year ended December 31, 2005 include the operations of WYD, the acquiring entity, for the period beginning January 1, 2005 to March 31, 2005 and the consolidated operations of both companies from April 1, 2005 (the date of the merger) through December 31, 2005.

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

On February 28, 2006, the Board of Directors of the Company, of Pharb Acquisition Corp. (a Delaware corporation and a wholly owned subsidiary of the Company) and of Pharb University Brand, Inc. (a Delaware corporation) and Mark De Mattei, an individual, mutually agreed that: (i) their Merger Agreement dated June 12, 2005 was terminated and rescinded ab initio and (ii) such agreement was of no further force or effect. All stock issued or to be issued under this agreement was cancelled. Due to the rescission of the merger agreement all references to that entity have been eliminated and these financial statements do not include any assets or any results of operations of Pharb.

2.	Nature of Operations

a) Development Stage Activities

Through December 31, 2005, the Company was considered a development stage company. Revenues commenced in the third quarter of 2005 and have exceeded $1.1 million in 2006. Consequently, the Company is no longer in the development stage.

b) Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management is currently seeking additional capital through its investment banker and other sources. In the near future, we expect to raise a minimum of $5,000,000, which will be used to pay down accounts and accrued expenses payable, including approximately $230,000 of taxes (which the Company is currently arranging a payment plan on), increase inventory, purchase promotional materials for expanding the distributor network and pay operational expenses. Should we be unsuccessful in obtaining additional funding, we may be unable to meet our cash flow requirements in the short term. On April 11, 2007, effective April 3, an agreement was reached with the AJW entities to retire their convertible debentures. Further, a commitment was received by two institutional investors on April 11, 2007 which will provide the consideration required to retire this debt and may bring in an additional $1,000,000 of cash. A final agreement is being negotiated with these investors.

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

The Company is concentrating its efforts in two revenue generating categories – Beverage and Licensing. There are major players in each of these categories and the inability of the Company to obtain or maintain contracts in any one of these areas could affect the future of the Company. Also, revenue derived from international customers are subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions and changes in tariff and freight charges.

	e)	Receivables

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At December 31, 2006, an allowance of $10,890 was recorded.

f)	Long Lived Assets

Fixed assets are recorded at cost. For book purposes, depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and Amortization expense was $26,400 and $17,917 for the years ended December 31, 2006 and 2005. The Company reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

g)	Intangible assets

Organization Costs were recorded at cost and were amortized over a five year period. Costs incurred in the registration of Trademarks are recorded at cost and not amortized. The Company continually evaluates the carrying value of Trademarks and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

h)	Advertising

Advertising costs, which are included in Advertising, Promotion and Marketing expense, are expensed as incurred.

i)	Inventories

Inventories are presented at the lower of cost or market value, including shipping and handling.

j)	Organizational and Start-Up Costs

Costs of start-up activities were expensed as incurred.

k)	Accounts and Accrued Expenses Payable

Included in this amount of $2,907,914 as of December 31, 2006 is approximately $230,000 of unpaid payroll taxes (which the Company is currently arranging payment plans on), $1,790,000 for the arbitration award discussed below and $550,000 of accounts payable. We are in the process of evaluating several legal options relating to the arbitration award and will be pursuing appropriate actions upon completion of this evaluation to limit and/or vacate the award

l)	Loans Payable – Short-Term

In September 2006, the Company’s then-legal counsel agreed to convert their account payable into a short-term loan of $300,000. $100,000 of this loan is payable in monthly instalments, starting in November 2006, and $200,000 is payable when the Company obtains financing of at least $3,500,000. In addition, the Company issued its former legal counsel a five-year warrant to purchase 75,000 shares of the Company’s stock at an exercise price of $1.25 and WYD gave them a first priority security interest in all of the Trademarks and associated goodwill owned by WYD.

In October 2005, $150,000 was borrowed as a short-term bridge loan and was supposed to be repaid in December 2005, when funding was expected to be secured through the efforts of this individual. The funding did not materialize and on August 25, 2006, the Company was sued to force repayment of this loan. In October, 2006, this note was purchased by a shareholder and all litigation was dropped. The shareholder converted the note into restricted stock of the Company in the fourth quarter of 2006.

m)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the next fiscal year that begins after December 15, 2005. Consequently, the Company began recognizing the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in 2006. In 2005, the Company used the intrinsic value method. The following table shows the effects on net loss and loss per share for the year ended December 31, 2005 had compensation and payment been measured on the fair value method pursuant to SFAS No. 123:

Year Ended December 31, 2005

Net loss, as reported	($4,251,311)
Officers’ Salary cost increase based on the fair value method	(6,417,125)
Marketing Expense increase based on the fair value method	(436,100)
Financing Expense increase based on the fair value method	(246,332)
Sales Expense increase based on the fair value method	(448,520)
Investment Banking Services Expense increase based on the fair value method	(2,989,200)
Pro forma net loss	($14,788,588)

Basic loss per share
As reported	($.36)
Pro forma	($1.24)

4.	Share Capital

	a)	Issued Shares

On March 14, 2005, the Company’s Board of Directors approved a one-for-five reverse stock split. Following the reverse stock split the number of issued and outstanding shares in the Company totalled approximately 10,180,106.

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

	b)	Restricted Stock

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At December 31, 2006, 13,846,671 outstanding shares of common stock were restricted for periods of up to two years.

	c)	Stock Issued for Loans and Notes Payable

During the quarter ended March 31, 2005, the Company issued shares in settlement of loans payable as follows:

	NUMBER
	OF SHARES	VALUE

For convertible promissory notes issued settled during the quarter ended March 31, 2005 at face value of the notes	68,500	$68,500

	68,500	$68,500

During the year ended December 31, 2006, the Company issued shares in settlement of loans payable as follows:

	NUMBER OF
	SHARES	VALUE

AJW Entities Conversion of Loans to Restricted Stock	555,779	$192,617
Other Loans Converted to Restricted Stock	1,572,832	676,416
Restricted Stock Issued for Amounts Due to Officers and Related
Parties	388,000	194,000
	2,516,611	$1,033,033

d)	Other Stock and Warrants Issued

On February 28, 2005, the Company reinstated 3,119,283 shares that had been returned to the Company for no consideration on November 3, 2004. 2,460,000 of these shares formed part of the purchase consideration for the Who’s Your Daddy, Inc. acquisition (Note 8(a)).

The Company issued the following restricted common stock during the six months ended September 30, 2005: (1) 4,500,000 restricted shares of common stock per the acquisition of Who’s Your Daddy, Inc. (Note 8(a)) as of April 1, 2005, (2) 8,000 restricted shares of common stock to Concord Business Services for services rendered, as of June 9, 2005, (3) 35,000 restricted shares of common stock to Pasadena Capital Partners, for services rendered, as of June 9, 2005, (4) 24,000 restricted shares of common stock to Keith Middlebrooks as of August 1, 2005, (5) 250,000 restricted shares of common stock to The Hanneman Group, for services rendered and to be rendered, as of August 6, 2005, (6) 190,000 restricted shares of common stock to Rich Entertainment, Inc., for services rendered, as of August 6, 2005, (7) 10,000 restricted shares of common stock to Miller and Pliakas, LLP, for services rendered, as of August 6, 2005, (8) 400,000 restricted shares of common stock to October Funds Ltd. for cash and (9) 850,000 restricted shares of common stock to Geneva Equities Ltd., for cash and services rendered, on various dates. As discussed in Note 1, 500,000 restricted shares of common stock were initially issued per the acquisition of Pharb University Brand, Inc. as of June 12, 2005 and subsequently cancelled as if they had not been issued.

In the three months ended December 31, 2005, the Company issued: (1) 328,947 restricted shares with registration rights to Around the Clock Partners, for cash, (2) 189,164 restricted shares to Geneva Equities Ltd. for services rendered for the above October transactions, (3) 42,000 restricted shares to October Funds Ltd. to adjust the above transaction, (4) 20,000 restricted shares to George Salameh for investment banking services, (5) 65,000 restricted shares to Danny Kashou as settlement of claims, (6) 69,375 restricted shares to shareholders as payment of interest on loans and as settlement of claims and (7) cancelled 250,000 restricted shares of common stock to The Hanneman Group and returned them to Treasury.

In the three months ended December 31, 2005, the Company issued: (1) 5-year warrants to purchase a total of 56,818 shares of common stock, at an exercise price of $0.88 per share, to Harlan Kleinman, Paresh Patel and Jon Slizza as a retainer against a success fee payable on closing of an Offering of the Company’s securities (these were cancelled in 2006 inasmuch as no success fee was earned), (2) 5-year warrants to purchase a total of 148,514 shares of common stock, at an exercise price of $1.01 per share, to Harlan Kleinman in connection with his convertible debenture (these were cancelled in 2006 when the debenture was converted), (3) 5-year warrants to purchase a total of 50,000 shares of common stock, at an exercise price of $1.50 per share, to the Investors described in Note 9 as part of their financing (4) 5-year warrants to purchase a total of 35,000 shares of common stock, at an exercise price of $1.25 per share, to Around the Clock Partners, as part of their cash investment described in the above paragraph, (5) 5-year warrants to executives to purchase a total of 7,150,000 shares of common stock as detailed in Note 12 (525,000 of these were cancelled in 2006), (6) three 5-year warrants to its investment banker, effective April 1, 2005, each to purchase 1,000,000 shares of common stock each on similar terms to the CEO and President, as detailed in Note 12, (7) three 5-year warrants to its sales managing company, effective June 27, 2005, each to purchase 200,000 shares of common stock each on similar terms to the CEO and President, as detailed in Note 12, and (8) three 5-year warrants in connection with a Marketing and Promotion Agreement, as described in Note 6, effective August 10, 2005, each to purchase 1,000,000 shares of common stock each on similar terms to the CEO and President as detailed in Note 12. These warrants were terminated on March 1, 2006 by mutual agreement.

During the year ended December 31, 2006, the Company issued: (1) 2,348,918 restricted shares to various investors for cash, (2) 90,000 restricted shares to its three directors for services rendered during the year, (3) 228,700 restricted shares to two individuals and two companies for commissions, (4) 170,000 restricted shares to two companies for services rendered during the year, (5) 1,784,975 restricted shares to various investors as conversion of their loans to the Company, (6) 555,779 restricted shares to the Investors described in Note 9, as a conversion of a portion of the amounts owed to them, (7) 167,000 restricted shares to King of Energy West, LLC in connection with the signing of its distributor agreement, (8) 1,000,000 restricted shares to Geneva Equities, Ltd. for investment banking services rendered and termination of their contract, (9) 84,868 restricted shares for interest expense, (10) 423,143 restricted shares for other expenses and (11) 388,000 restricted shares to officers and related parties for unpaid compensation. The stock issued during this quarter was valued at $998,805.

During the year ended December 31, 2006, the Company issued: (1) 5-year warrants to purchase a total of 122,000 shares of common stock to employees, (2) 5-year warrants to purchase a total of 364,057 shares of common stock to investors as part of their investment in the Company, (3) 5-year warrants to purchase a total of 10,000 shares of common stock as a commission, (4) 5-year warrants to purchase a total of 194,000 shares of common stock as art of loan conversions, (5) 5-year warrants to purchase a total of 33,000 shares of common stock to King of Energy West, LLC in connection with the signing of its distributor agreement, (6) 5-year warrants to purchase a total of 75,000 shares of common stock to the Company’s legal counsel as part of their conversion of their account payable into a short-term loan and (7) cancelled warrants to purchase a total of 730,322 shares of common stock in connection with termination of contracts.

For each of the issuances described above, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

A summary of the Company’s stock warrants is presented below:

		Exercise
	Shares	Price

Balance December 31, 2004	0

Granted during 2005, net:	3,650,000	$2.00
	3,600,000	$1.50
	35,000	$1.25
	148,514	$1.01
	3,550,000	$1.00
	56,818	$0.88
Balance December 31, 2005	11,040,332

Granted during 2006, net:	28,571	$2.50
	373,486	$2.00
	(64,000)	$1.50
	75,000	$1.25
	(148,514)	$1.01
	(140,000)	$1.00
	(56,818)	$0.88
Balance December 31, 2006	11,108,057

5.	Related Party Transactions

On September 2, 2003, the Company entered into an agreement with RBM Financial, Inc. and TwentyTen Investments Corp. for programming, marketing and business concept expertise. The programming expertise was provided by Riskebiz Internet Services, Inc, a corporation owned by the then- President of the Company. Under the terms of the agreement, the Company prepaid $100,000 for services provided through August, 2004. This agreement was terminated on April 21, 2005.

The Company also paid $6,250 in 2004 to a company owned by the Company’s former President for advice on acquisitions, strategy, planning and management. Under the terms of a contract dated September 30, 2004, the Company was committed to pay up to $1,700 per month to its former President for up to a year for management services to guide the Company in the development of its business, products and services. This agreement was terminated on April 25, 2005 upon the resignation of the Company’s former President.

The Company has signed agreements with two related parties for systems control, Sarbanes-Oxley planning and management consulting services. Under the terms of these agreements, the Company is committed to pay $11,000 monthly. A portion of this amount is being deferred until the Company receives additional funding. For the year ended December 31, 2005, the Company paid $49,000 to these parties and deferred payment on $34,000. For the year ended December 31, 2006, the Company paid $22,000, issued restricted stock and warrants as payment of $74,000 and deferred payment on the balance due to these parties.

For the year ended December 31, 2005, officers and shareholders made loans to the Company of approximately $199,000 and officers deferred salary of approximately $96,000. For the year ended December 31, 2006, officers and shareholders made loans to the Company of approximately $580,000 and received repayment of advances of approximately $200,000. In addition, during the year ended December 31, 2006 officers were paid total salaries of approximately $174,000, issued restricted stock and warrants as payment of $120,000 of salary and they deferred payment on the balance due of their salaries.

6.	Commitments

SMART-TEK Communications Inc.

On November 29, 2004, the Company entered into a Revenue Sharing and Product Development agreement with SMART-TEK Communications Inc. (Smart-Tek), whereby Smart-Tek would earn shares for “their involvement in the design, engineering, sales, manufacturing, technology and expertise with the application(s) or product(s) in partnership with the Company,” and the Company would earn “50% of the revenues associated with the marketable final product.” On January 28, 2005, the parties concluded that they could not identify an application or product to co-develop, produce and market so as to fulfill the agreement

Rich Entertainment, Inc.

On August 4, 2005, the Company entered into a Marketing and Promotion Agreement (the “Promotion Agreement”) with Rich Entertainment, Inc., a California corporation (RE), f/s/o Percy Miller. Pursuant to the Agreement, RE was to provide certain marketing and promotion services for certain products (the “Promoted Products”) of the Company.

This agreement was mutually terminated on March 1, 2006, effective February 28, 2006.

Lease Commitments

The Company leases its facilities under a non-cancelable operating lease arrangement for a 62-month period in Carlsbad, California. The lease was signed in November, 2006. Occupancy commenced on March 16, 2007 and ends on April 30, 2012, with a 36-month extension period. The remaining lease payments as of December 31, 2006 under this lease are $567,235.

The Company leases equipment under non-cancelable operating lease arrangements for a 39-month period. The lease commenced in July 2005 and ends in September 2008. The remaining lease payments under this lease are $8,106.

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the years ended December 31, 2006 and 2005 were $87,537 and $ 66,984.

Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2006 are as follows:

Twelve Months Ended December 31,
2007	$82,063
2008	103,294
2009	112,473
2010	116,409
2011	120,483
2012	40,619
Total minimum lease payments	$575,341

7.	Litigation

On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc $1,790,000. We are in the process of evaluating several legal options and will be pursuing appropriate actions upon completion of this evaluation to limit and/or vacate the award..

On February 7, 2006, American Express Company filed a suit in the San Diego Superior Court seeking payment on a credit card balance of approximately $80,000

8.	Acquisitions / Divestitures

a)

On April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc. (“WYD”), a company incorporated in California. Under the terms of the agreement and plan of merger, the Company issued 2,040,000 shares and delivered an additional 2,460,000 issued and outstanding non-float common shares with an agreed stock price of $1.00 per share. All shares, other than those to be issued to related parties, have been issued. The shares that are to be issued to related parties will be issued when the Company reaches $4,000,000 in revenues.

b)

At the time the Company signed an initial Content Distribution and Revenue Share Agreement with TwentyTen Investments Corp., the Company believed it would realize at least the acquisition value from the SMSOfficePools.com service. The Company has since reviewed this acquisition and has come to the conclusion that the value is not materializing as originally anticipated.

On April 21, 2005, the parties mutually agreed to terminate the Content Distribution and Revenue Share Agreement. TwentyTen Investments Corp. returned to the Company the 400,000 common shares issued. In consideration of the termination of the contract and work performed to date by TwentyTen Investments, the Company issued to TwentyTen Investments 40,000 common shares.

c)

At the time the Company signed an initial Agreement with Riskebiz Internet Services, a corporation owned by a then-director, the Company believed it might realize at least the acquisition value from the RISKeye mobile technology. The Company has since reviewed this acquisition and has come to the conclusion that development is not materializing as originally anticipated. On April 21, 2005, the parties mutually agreed to terminate the Asset Purchase Agreement. Riskebiz 200,000 common shares issued for the RISKeye mobile viewing technology. In consideration of the termination of the contract, and work performed to date by Riskebiz, the Company issued to Riskebiz Internet Services 20,000 common shares.

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

e)

On June 12, 2005, the Company acquired all of the issued and outstanding shares of Pharb University Brand, Inc. (“Pharb”), a company incorporated in Delaware, for a total of 1,000,000 restricted shares of the Company’s common stock. 500,000 shares of common stock have been issued and 500,000 shares shall be delivered within fifteen (15) days after the date the quarterly financial statements of the Company have been prepared showing that cumulative sales of Pharb’s products and/or the Company’s products sold through Pharb’s sales channels have reached $4,000,000. On February 28, 2006, the Board of Directors of the Company, Pharb Acquisition Corp., and Pharb University Brand, Inc. and Mark De Mattei mutually agreed to rescind the agreement ab initio.

9.	Financing

On April 29, 2005, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors” or the “AJW Entities”) for the sale of (i) $3,750,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 2,628,505 shares of common stock. Pursuant to the Securities Purchase Agreement, the Company also agreed to covenants regarding its business and the use of proceeds. On April 29, 2005, the Investors purchased $1,250,000 in Notes and received Warrants to purchase 876,170 shares of the Company's common stock. The full text of these Notes and the other agreements between the Company and the Investors is filed with the Current Report on Form 8-K filed on May 16, 2005.

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

As a result of the Amendment, the initial $1,250,000 payment was reclassified to long-term debt in these financial statements. Further, the fees incurred in connection with receiving these funds have been reclassified as Capitalized Financing Fees and will be amortized over the repayment period of the new agreement.

Effective as of December 5, 2006, the Company and the AJW Entities modified the Callable Secured Convertible Notes dated April 29, 2005 and the Amendment dated October 5, 2005 and other matters set forth herein. Under this modification, the Company is allowed to prepay, at its option, all or a portion of the principal outstanding under the Notes, with an agreed-upon payoff balance as of December 5, 2006 of $2,150,000, which includes interest thru December 31, 2006. Further, the AJW Entities agreed that the Company is no longer in default and to waive any all penalties that were due and owing to the Investors for, including but not limited to, the Company’s failure to have a registration statement declared effective on time. They agreed there will be no additional penalties or an Event of Default under the Notes, so long as the Company honors the Investors’ future conversion requests, as allowed in each of the Debt Instruments, as they are received in a timely manner. The full text of this modification is filed with the Current Report on Form 8-K/A filed on January 29, 2007.

Effective April 3, 2007, the Company and the AJW Entities modified the Callable Secured Convertible Notes dated April 29, 2005, the Amendment dated October 5, 2005, the Amendment Dated December 5, 2006 and other matters set forth herein. Under this modification, the Company has agreed to repurchase the Notes in exchange for a payment of $1,000,000 and the issuance of 1,000,000 restricted shares of the Company’s common stock and 1,000,000 freely trading shares of the Company’s common stock by April 30, 2007. The full text of this modification is filed with the Current Report on Form 8-K/A filed on April 13, 2007.

Two institutional investors have committed to put up the cash and securities required under this modification in exchange for 4,500,000 restricted shares of the Company’s common stock. A final agreement is being negotiated with these investors.

10.	Long-Term Debt

Note Payable in equal monthly installments of $8,000,
including interest, through January, 2008	$222,352
Convertible Debentures Payable to AJW Entities,
plus interest at 15%, due April, 2008	2,080,143
Less: Current Portion	(222,352)
Total Notes Payable	$2,080,143

The aggregate amount of required payments at December 31, 2006 is as follows:

12 Months Ending December 31, 2007	$240,000
12 Months Ending December 31 2008	2,080,143
Total	2,320,143
Less: Amount representing interest	(17,648)
Total at present value	$2,302,495

11.	Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

	December 31, 2006	December 31, 2005

Statutory federal income tax rate	34%	34%
State Rate (Net of Federal Benefit)	6	6
Valuation allowance	(40)	(40)
Effective tax rate	-%	-%

The minimum annual state franchise tax in California is $800.

At December 31, 2006, the Company had net operating loss carry-forwards for income tax purposes in excess of $12,000,000 and Section 179 carry-forwards in excess of $113,000. Some of these carryovers are limited to being applied against specific Company’s operations.

12.	Executives’ Employment Agreements

Effective April 1, 2005, pursuant to the merger with WYD, the Company entered into employment agreements with Edon Moyal, its CEO, and Dan Fleyshman, its President. In June, 2005, pursuant to the merger with Pharb, the Company entered into a similar employment agreement with one executive. These agreements were amended in December, 2005. In January, 2006 the contract with the Pharb executive was terminated.

Mr. Moyal is primarily responsible for formulating the Company’s strategic plan, developing marketing strategies and new product concepts, establishing distribution channels, analyzing branding initiatives, developing new licensing opportunities, recruiting and developing key executives for the organization and sourcing capital to ensure the continued growth of the Company. Mr. Fleyshman is primarily responsible for the strategic development of key licensing and manufacturing relationships for the Company. In addition, Mr. Fleyshman is instrumental in the formulation of the Company’s strategic plan, the recruitment process of key executives for the organization and the creative development behind branding initiatives.

The agreements are for a period of five years. Each executive is to receive annual cash compensation of $144,000 and 2.0% of the annual gross revenue of the Company - effective January 1, 2005. Additionally, each employment agreement provides for the issuance of three warrants, exercisable from months 13 to 60 of the employment agreement, as follows: one to purchase 1,000,000 shares of common stock at a price of $1.00, one to purchase 1,000,000 shares of common stock at a price of $1.50, and one to purchase 1,000,000 shares of common stock at a price of $2.00. Additionally, each employment agreement provides for the issuance of 1,000,000 shares of voting preferred stock that cannot be converted to common shares in the Company with supermajority voting rights not less than four votes per share of such capital stock. As part of the termination agreement with the Pharb executive, for no additional consideration, his preferred stock was returned to the Company, his warrants were cancelled and he agreed to forgo any gross revenue payments.

In December, 2005, the Company entered into an employment agreement with Reuven I, Rubinson, its CFO, effective June 1, 2005, the starting date of his employment with the Company. Mr. Rubinson’s term is for three years, his annual compensation started at $96,000 and he receives 0.5% of the annual gross revenue of the Company. Additionally, he received three warrants, each to purchase 175,000 shares of common stock, on similar terms and strike prices to the three warrants described in the above paragraph. Mr. Rubinson is responsible for all filings with the SEC and for the Company’s books and records and all aspects of its accounting system.

In December, 2005, the Company entered into three year employment agreements with two executives. One of these executives’ agreement was effective May 1, 2005, the starting date of his employment with the Company, and he received annual compensation of $120,000, 0.5% of the annual gross revenue of the Company and three warrants to purchase 175,000 shares of common stock on similar terms and strike prices to the warrants described above. This executive resigned on April 7, 2006 and his warrants have been canceled. The other executive’s agreement was effective December 16, 2005, the starting date of his employment with the Company, and he received annual compensation starting at $96,000. This other executive resigned from the Company on March 24, 2006. Under the employment termination agreement he is receiving compensation to the date of his termination and 100,000 warrants with an exercise price of $2.00 from month 13 to 60 of the agreement. Only these warrants are reflected in these financial statements.

The full text of these five employment agreements are filed with the Current Report on Form 8-K and 8-K/A filed on January 3, 2006.

On June 23, 2006, the Company entered into a three year employment agreement with Joseph Conte to become a Vice-President of the Company. The agreement was effective May 1, 2006, the starting date of his employment with the Company. His monthly compensation started at $4,000, increased to $8,000 on October 1, 2006 and will increase to $12,000 on May 1, 2007. In addition, he receives $0.10 per case of our energy drink produced, based on his prior employment with the company that developed the formula for the energy drink, with that company’s fee being reduced accordingly. He will receive one five-year warrant to purchase 25,000 shares of the Company’s common stock, with an exercise price of $2.00, exercisable from months 13 to 60, when the Company’s cumulative net revenues reach $5,000,000 and another warrant for the purchase of an additional 25,000 shares when the Company’s cumulative net revenues reach $10,000,000. Thereafter, he will receive warrants for the purchase of an additional 25,000 shares of the Company’s common stock for each additional $10,000,000 of Company cumulative net revenues. The full text of this employment agreement is filed with the Current Report on Form 8-K filed on June 29, 2006.

Effective October 1, 2006, the Board of Directors voted to increase the salaries of Messrs. Moyal (CEO) and Fleyshman (President) to $18,000 monthly and Mr. Rubinson (CFO) to $15,000 monthly respectively.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 18, 2005, the Company, through a mutual agreement with Morgan & Company ("Morgan"), dismissed Morgan as its independent accountant. The change in accountants was approved by unanimous written consent of the Board of Directors on August 18, 2005.

None of Morgan's reports on the Company's financial statements for the years ended December 31, 2003 and 2004 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports were qualified as to the Company’s ability to continue as a going concern.

During the years ended December 31, 2003 and 2004, and through the date of Morgan’s dismissal, there were no disagreements between the Company and Morgan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Morgan’s satisfaction would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

However, the Company originally decided, and Morgan agreed, that the accounting treatment for the April, 2005 merger between the Company and Who’s Your Daddy, Inc. should be treated as an acquisition by Snocone of WYD. In looking at the transaction closer and applying the requirements of SFAS 141, it was determined by our current Chief Financial Officer that the merger should have been treated as a reverse acquisition by WYD of Snocone. Our current accountants concur with this revised treatment.

The Company’s audited financial statements filed with the SEC on April 17, 2006 in the Company’s 10-KSB for the year ended December 31, 2005 reflected this correction of accounting treatment of the merger. The Company reissued its second and third quarter reports on form 10-QSB/A to reflect this treatment on March 21, 2007.

ITEM 8A.         CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. These officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In order to eliminate manual creation of sales orders and streamline the order fulfilment cycle the Company implemented an Internal Database System in 2006. The system has no audit trail. Therefore, transactions can be changed after they are originally entered with no record of who made the change and when it was made. The consultant responsible for developing this system has been informed of this weakness by the CFO and is expected to implement appropriate action on it. Further, during this evaluation, the Chief Financial Officer became aware that certain procedures were followed inconsistently. Specifically, some sales orders were not invoiced on a timely basis and certain control checklists for distributors and orders were not utilized.

The Chief Financial Officer and the sales department have reviewed all the transactions for the year, prior to the completion of this report, and have determined that the information contained herein has been properly recorded. Accordingly, these weaknesses in disclosure controls and procedures should have no effect on the proper recording in these financial statements.

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

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of the members of our Board of Directors, executive officers and promoters as of December 31, 2006:

Name	Age	Position

Dan Fleyshman	25	President and Director.
Edon Moyal	25	Chief Executive Officer and Director. Chairman of the Board.
Derek Jones	68	Director
Reuven I. Rubinson	53	Chief Financial Officer

The president and CEO have five-year employment agreements which commenced April 1, 2005. The CFO has a three-year employment agreement which commenced June 1, 2005.

Information concerning our executive officers and directors is set forth below.

Dan Fleyshman – President and Director.

Dan Fleyshman has been President and Director of the Company since April 26, 2005. Mr. Fleyshman will serve as director until the next annual meeting of stockholders and until his successor has been duly elected and qualified. Since 2001, Mr. Fleyshman was the President of Who's Your Daddy, Inc., which was acquired by the Company as a wholly owned subsidiary in April, 2005. Mr. Fleyshman is primarily responsible for the strategic development of key licensing and manufacturing relationships for the Company. In addition, Mr. Fleyshman is instrumental in the formulation of the Company’s strategic plan, the recruitment process of key executives for the organization and the creative development behind branding initiatives.

Edon Moyal – Chief Executive Officer and Director. Chairman of the Board

Edon Moyal has been Chief Executive Officer and Director of the Company since April 26, 2005. Mr. Moyal will serve as director until the next annual meeting of stockholders and until his successor has been duly elected and qualified. Since 2001, Mr. Moyal has been the Chief Executive Officer of Who's Your Daddy, Inc., which was acquired by the Company as a wholly owned subsidiary in April, 2005. Mr. Moyal is primarily responsible for formulating the Company’s strategic plan, developing marketing strategies and new product concepts, establishing distribution channels, analyzing branding initiatives, developing new licensing opportunities, recruiting and developing key executives for the organization and sourcing capital to ensure the continued growth of the Company.

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

Reuven I. Rubinson, CPA, MBA - Chief Financial Officer

On August 19, 2005, the Board of Directors appointed Mr. Rubinson as Chief Financial Officer. Mr. Rubinson was consulting with the Company since April, 2005 and was an employee since June 1, 2005. Mr. Rubinson received his B.A. from The Colorado College in 1975 and his MBA from New York University in 1977. Mr. Rubinson has owned and managed his public CPA practice from 1975 to the present and has acted as a Controller for several companies, including a start-up company from 1997 to 2001 and a publicly traded (OTC) company from 1989 to 1995. In 1983, he joined a regional New York CPA firm which specialized in Wall Street clientele, including many large hedge funds and was admitted as a partner in January, 1985. He was responsible for client audits and other financial and tax engagements, computer advisory services and staff training. Mr. Rubinson has extensive experience in financial management possessing expertise in both accounting and MIS. Mr. Rubinson is responsible for all filings with the SEC and for the Company’s books and records and all aspects of its accounting system.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge and belief during the past five years, other than what has already been reported herein, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee under the direction of one of our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year: none.

Code of Ethics Disclosure Compliance

The Company has a Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as described in sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is attached hereto as Exhibit 9.1.

ITEM 10.          EXECUTIVE COMPENSATION

The directors of the Company receive 7,500 restricted shares of the Company’s common stock each quarter, starting in the first quarter of 2006, in their capacity as a director. The CEO and the registrant’s three most highly compensated executive officers are compensated as employees, as per their employment agreements, as detailed in Note 12 to the Financial Statements. There are no other officers in the Company and there are no other employees who earn over $100,000.

Exhibit 10.1 presents the Executive Compensation required to be disclosed by Item 402(b) of Reg. S-B.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2006, regarding (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and named executive officer of the Company and (iii) all officers and directors as a group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of Class	Name/Address of	Amount and Nature
	Beneficial Owner*	of Beneficial	Percentage
		Ownership of	Of
		Common Stock (1)	Securities(2)

Common Stock	Derek Jones	30,000	0.143%
Common Stock	Edon Moyal	945,375	4.494%
Common Stock	Dan Fleyshman	945,375	4.494%
Common Stock	Reuven I. Rubinson	120,000	0.570%

Common Stock	All executive officers
	and directors as a group	2,040,750	9.701%
	(4 persons)

Common Stock	Around The Clock	1,187,142	5.643%
	Partners LP

* The address of each of the indicated holders is c/o Who’s Your Daddy, Inc., 5840 El Camino Real, Suite 108, Carlsbad, CA 92008.

(1) Pursuant to SEC rules, a person is deemed to “beneficially own” shares of common stock over which the person has or shares investment or voting power, or has the right to acquire such power within 60 days.

(2) The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus in the case of each person the number of shares of common stock issuable only to such person upon the exercise of options or warrants and the conversion of convertible debt securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not issued any securities to our officers or directors under our existing incentive stock option plan

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 29, 2004, the Company entered into an Asset Purchase Agreement with Riskebiz Internet Services Inc., to acquire the assets, known as RISKeye Mobile Viewing and Surveillance Technology, owned by Riskebiz. The Company issued 200,000 shares of restricted common stock for the assets. Mr. Kevin Day, who is a Director of the Company, is the President and majority owner of Riskebiz. Subsequent to the Agreement with Riskebiz Internet Services, on April 21, 2005, the parties mutually agreed to terminate the RISKeye Asset Purchase Agreement and cancelled 180,000 of these shares.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

Exhibit 9.1	Code of Ethics
Exhibit 10.1	Summary Compensation Table
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K:

8-K filed 04-01-2005
8-K filed 04-07-2005
8-K filed 05-05-2005
8-K filed 05-06-2005
8-K/A filed 06-13-2005
8-K filed 06-16-2005
8-K filed 08-10-2005
8-K filed 08-22-2005
8-K filed 08-25-2005
8-K/A filed 08-26-2005
8-K filed 10-07-2005
8-K filed 11-17-2005
8-K filed 01-03-2006
8-K/A filed 01-03-2006
8-K filed 01-19-2006
8-K filed 03-06-2006
8-K/A filed 03-06-2006
8-K filed 03-07-2006
8-K/A filed 03-07-2006
8-K filed 03-17-2006
8-K/A filed 03-17-2006
8-K filed 04-18-2006
8-K filed 05-06-2006
8-K filed 06-29-2006
8-K/A filed 08-06-2006
8-K/A filed 01-26-2007
8-K filed 02-26-2007
8-K filed 04-13-2007

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Morgan & Company
2004	21,000	0	0	0
2005	17,145	0	0	0
Baum & Company
2004	13,000	0	0	0
2005	45,000	0	0	0
2006	40,000	0	0	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHO’S YOUR DADDY, INC.

Date: April 16, 2007	By:	/s/ Dan Fleyshman
	Name:	Dan Fleyshman
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Edon Moyal	Date: April 16, 2007
Edon Moyal
Director

By: /s/ Derek Jones	Date: April 16, 2007
Derek Jones
Director