Form 10QSB
period 2007-03-31
Whos Your Daddy Inc
filed 2007-05-18
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 10, 2007, the Issuer had 28,384,489 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Index to Quarterly Report on Form 10-QSB
for the Three Months Ended March 31, 2007

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets

Current Assets
Cash	$50,039	$5,459
Accounts Receivable, net	7,122	12,617
Inventories	190,142	244,541
Loans Receivable	13,006	13,025
Escrow Deposits	-	-
Prepaid Expenses	91,817	134,614
Total Current Assets	352,126	410,256

Property, Plant and Equipment
Fixed Assets	85,365	73,731
Less: Accumulated Depreciation	(29,598)	(26,742)
Net Property, Plant and Equipment	55,767	46,989

Non-Current Assets
Organization Costs, Net	-	-
Trademarks	104,695	86,401
Security Deposits	55,184	53,849
Total Non-Current Assets	159,879	140,250
Total Assets	$567,772	$597,495

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts and Accrued Expenses Payable	$1,209,207	$1,117,914
Reserve for Arbitration Award	1,790,000	1,790,000
Due to Officers' and Related Parties	564,777	766,875
Loans Payable - Short-Term	357,804	345,000
Due to NIR	-	-
Customer Deposits	-	-
Current Portion of Long-Term Debt	222,352	222,352
Total Current Liabilities	4,144,140	4,242,141

Non-Current Liability
Long-Term Debt, Net of Current Portion	2,080,143	2,080,143
Total Liabilities	6,224,283	6,322,284

Stockholders’ Deficiency
Preferred Stock - 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Common Stock - $0.001 Par Value. 100,000,000 Shares Authorized, 23,058.6741 and 21,032,821 Shares Issued and Outstanding at March 31, 2007 and December 31, 2006	23,060	21,033
Additional Paid-in Capital	6,625,526	5,675,928
Prepaid Expense Paid by Issuing Stock	(89,211)	(131,872)
Deficit	(12,217,886)	(11,291,878)
Total Stockholders’ Deficiency	(5,656,511)	(5,724,789)
Total Liabilities and Stockholders’ Deficiency	$567,772	$597,495

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31 (Unaudited)
	2007	2006

Revenues	$133,814	$150,457

Cost of Goods Sold	90,501	88,770

Gross Margin	43,313	61,687

Operating Expenses
Administrative and General	575,480	600,418
Advertising, Promotion and Marketing	360,273	326,479
Total Expenses	935,753	926,897

Operating Loss	(892,440)	(865,210)

Other Income/(Expense)
Interest Expense	(33,568)	(198,201)
Other income		11,855

Loss before Provision for Income Taxes	(926,008)	(1,051,556)
Provision for Income Taxes	-	-

Net Loss	$(926,008)	$(1,051,556)

Loss per Share	($0.04)	($0.08)
Weighted Average Shares Outstanding	21,261,115	13,933,756

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31 (Unaudited)
	2007	2006
Cash Flows From Operating Activities
Net Loss for the Period	$(926,008)	$(1,051,556)
Add: Non-Cash Items:
Depreciation and Amortization	2,856	10,012
Stock and Warrants Issued for Services and Other Expenses	105,750	60,000
	(817,402)	(981,544)
Change in Non-Cash Working Capital Items:
Financing Fees Paid by Issuing Stock	-	35,044
Accounts Receivable	5,495	(33,563)
Inventories	54,399	43,905
Loans Receivable	19	(18,129)
Prepaid Expenses	42,797	73
Trademarks, Net	(18,294)	(63,714)
Security Deposits	(1,335)
Accounts and Accrued Expenses Payable	178,127	424,846
Due to Officers and Related Parties	154,126	127,281
Loans Payable - Short Term	-	10,225
Prepaid Expense Paid by Issuing Stock	42,661	-
Cash Used by Operations	$(359,407)	$(455,576)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(11,634)	$-
Cash Used By Investing Activities	$(11,634)	$-

Cash Flows From Financing Activities
Stock Issued for Cash	$215,000	$432,000
Proceeds from Other Loans	214,919	80,059
Loan Repayments - Other Loans	(14,298)	(58,393)
Cash Provided By Financing Activities	$415,621	$453,666

Change In Cash	44,580	(1,910)
Cash, Beginning Of Period	5,459	2,977
Cash, End Of Period	$50,039	$1,067

Other Cash Items
Cash Paid for Interest Expense	$29,568	$-
Cash Paid for Income Taxes	$-	$-

Items Not Requiring the Use of Cash
Stock and Warrants Issued for Services and Other Expenses	$105,750	$60,000
Stock Issued for Interest Expense	$-
Loans Converted to Stock	$408,041	$-
Accounts Payable Converted to Stock	$55,000	$-
Employee Salary Converted to Stock	$31,834	$-
Officer Salary Converted to Stock	$45,000	$-
Related Parties Compensation Converted to Stock	$91,000	$-

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months ended March 31, 2007

1. Basis for Presentation

Who’s Your Daddy, Inc. (the “Company”) manufactures, markets, sells and distributes its “King of Energy™” energy drinks and is involved in the licensing of its proprietary name “Who’s Your Daddy®.” The Company was incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. and changed its name to Snocone Systems, Inc. on December 6, 2001.

As discussed below, on April 1, 2005, the Company acquired all of the issued and outstanding shares of Who’s Your Daddy, Inc. (“WYD”), a company incorporated in California. For accounting purposes, this merger is being treated as a reverse-acquisition since control of the Company passed to the WYD shareholders. As a result of this accounting treatment, the historical financial statements of the acquiring company (WYD) are presented for all periods prior to the acquisition, along with the consolidated financial statements of both entities for all periods after the reverse-acquisition date.

On April 13, 2005, a majority of the Company’s shareholders approved a change in the Company’s name to Who’s Your Daddy, Inc. from Snocone Systems Inc.

The accompanying unaudited financial information of Who’s Your Daddy, Inc. as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date, and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2006 that are included in our Form 10-KSB. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company has incurred losses of $926,008 for the quarter ended March 31, 2007, $5,648,069 in the year ending December 31, 2006, $12,328,886 cumulative since inception and has a working capital deficit of $3,792,014 as of March 31, 2007.

The future of the Company is dependent upon its ability to obtain financing and to achieve profitable operations. In the near future, we will be seeking to raise additional capital to pay down accounts and accrued expenses payable, increase inventory, purchase promotional materials, expand the distributor network and pay operational expenses. Should we be unsuccessful in obtaining additional funding, we may be unable to meet our cash flow requirements in the short term.

On April 11, 2007, effective April 3, 2007, the Company and AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. And New Millenium Partners, II, LLC (collectively, the “AJW Entities”) reached an agreement whereby the Company obtained the right to repurchase $1,750,000 in secured convertible notes (the “Notes”) and warrants to purchase 876,170 shares of the Company’s common stock (the “Warrants”) in exchange for $1,000,000 and the issuance of 2,000,000 shares of the Company’s common stock. This Securities Repurchase Agreement is described on the Form 8-K filed with the Securities and Exchange Commission on April 29, 2007.

On May 7, 2007, the Company reached an agreement with Around the Clock Partners, LP, Cohiba Partners Inc. and the investors identified on the signature pages to the Securities Purchase Agreement attached as Exhibit 10.1 to the Form 8-K filed by the Company with the Securities Exchange Commission on May 14, 2007 (the “New Investors”), whereby the Company assigned, and the New Investors assumed, the Company’s rights and obligations under the Securities Repurchase Agreement and, concurrently, the New Investors exercised their rights thereunder and purchased from the AJW Entities the Notes and Warrants in exchange for payment to the AJW Entities of $1,000,000 and the transfer to the AJW Entities of 2,000,000 shares of the Company’s common stock held by the New Investors, thereby retiring the Company’s short and long term debt obligations to the AJW Entities. The New Investors concurrently exchanged the Notes and Warrants with the Company for 4,500,000 shares of the Company's common stock and an option to purchase up to 2,000,000 shares of the Company's common stock at a purchase price of $0.50 per share, exercisable for sixty days after the closing of the financing.

3. Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

a) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

b) Revenue recognition

Revenue is recorded over the life of the contract when earned based on the terms of the contract. Revenue is recognized when products are shipped to the customer and title passes.

In accordance with the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board, statement EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” slotting fees, buydowns, cooperative advertising and other reductions and incentives given by the Company to its customers are shown as a reduction of revenue, rather than as a cost of goods sold. This treatment was adopted in the quarter ended December 31, 2006. In order to properly reflect this accounting treatment for the 2006 interim financial statements, appropriate reclassifications have been made to revenues and to cost of goods sold from the Form 10-QSB filed with the Securities and Exchange Commission for the three months ending March 31, 2006. In addition, revenue in the quarter ending March 31, 2006 not directly related to the beverage business has been reclassified from Revenue to Other Income in the Statement of Operations presented herein.

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

The Company is concentrating its efforts in two revenue generating categories - Beverage and Licensing. There is significant competition in each of these categories with companies that have substantially greater financial, marketing and distribution resources than the Company. The inability of the Company to obtain or maintain contracts in any one of these areas could negatively affect the future of the Company. Also, revenue derived from international customers are subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions and changes in tariff and freight charges.

e) Receivables

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At December 31, 2006, an allowance of $10,890 was recorded. At March 31, 2007, an additional $6,095 allowance was recorded.

f) Long-Lived Assets

Fixed assets are recorded at cost. For book purposes, depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and Amortization expense was $2,856 and $10,012 for the three months ended March 31, 2007 and 2006. The Company periodically reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

g) Intangible assets

Costs incurred in the registration of Trademarks are recorded at cost and not amortized. The Company periodically evaluates the carrying value of Trademarks and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

h) Advertising

Advertising costs, which are included in Advertising, Promotion and Marketing expense, are expensed as incurred.

i) Inventories

Inventories are presented at the lower of cost or market value, including shipping and handling.

j) Accounts and Accrued Expenses Payable

Included in this amount of $1,209,207 at March 31, 2007 is approximately $260,000 of unpaid payroll taxes (for which the Company is currently arranging payment plans), approximately $130,000 to Who’s Ya Daddy for the licensing settlement discussed below, approximately $210,000 of accrued salaries and expenses and approximately $605,000 of accounts payable.

k) Loans Payable - Short-Term

In September 2006, the Company’s legal counsel at that time agreed to convert their account payable into a short-term loan of $300,000. $100,000 of this loan is payable in monthly instalments, currently $5,000 and increasing to $10,000, with the balance due September 30, 2007. The remaining $200,000 is payable when the Company obtains financing of at least $3,500,000. In addition, the Company issued its former legal counsel a five-year warrant to purchase 75,000 shares of the Company’s stock at an exercise price of $1.25 and WYD gave them a first priority security interest in all of the Trademarks and associated goodwill owned by WYD.

l) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

m) Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. To the extent that the Company has, or will, incur transactions in foreign currencies such transaction will be translated into U.S. dollars as follows:

i.	monetary items at the rate prevailing at the balance sheet date;

ii.	non-monetary items at the historical exchange rate;

iii.	revenue and expense at the average rate in effect during the applicable accounting period.

n) New Accounting Standards

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 , or SFAS 159. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS 159 and have not yet determined the potential impact, if any, on the financial statements.

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

b) Restricted Stock

The Company’s shares began trading on the OTC Bulletin Board effective August 17, 2004.

At March 31, 2007, 15,805,319 outstanding shares of common stock were restricted for periods of up to two years.

c) Stock and Warrants Issued

In the three months ended March 31, 2007, the Company issued (1) 520,000 restricted shares for cash to four individuals valued at $215,000, (2) 211,500 restricted shares to three individuals and the three directors for services valued at $105,750, (3) 522,130 restricted shares to an LLC in settlement of the Company production loan valued at $261,065, (4) 326,555 restricted shares to the Company’s investment banker for Company expenses paid by them valued at $146,976, (5) 292,000 restricted shares to three companies and two individuals as payment of accounts payable valued at $146,000, and (6) 153,668 restricted shares to three employees as payment of salaries valued at $76,834. The total of these issuances of common stock during the quarter was 2,025,853 shares valued at $951,625.

In the three-months ended March 31, 2007 the Company issued a 3-year warrant to purchase a total of 150,000 shares of common stock, at an exercise price of $1.00 per share, to an LLC in settlement of the Company production loan. The Company has determined that the valuation of these warrants is not material and has not made any adjustments in the financial statements for them. A summary of the Company’s outstanding stock warrants is presented below:

	Shares	Average Exercise Price
Balance December 31, 2006	11,108,057	$1.53

Issued 1st quarter, 2007:	150,000	$1.00

Balance March 31, 2007	11,258,057	$1.52

5. Related Party Transactions

The Company has signed agreements with two related parties: one for systems control and Sarbanes-Oxley planning and one for management consulting services. Under the terms of these agreements, the Company is committed to pay a total of $11,000 monthly to these two related parties. A portion of this amount is being deferred until the Company receives additional funding. At March 31, 2007 the Company converted $96,000 of the amounts owed to them to Company common stock and had deferred payments of $13,000 to one of them. In addition, at March 31, 2007 officers and shareholders made loans to the Company of approximately $297,561 and officers had deferred salary and Gross Revenue payments totalling $225,973. See Note 12 for details of employment agreements.

6. Commitments

Lease Commitments

The Company leases its facilities under a non-cancelable operating lease arrangement for a 62-month period in Carlsbad, California. Occupancy commenced on March 16, 2007 and ends on April 30, 2012, with an option for a 36-month extension period. The monthly lease payments are currently $8,849 and the remaining lease payments as of March 31, 2007 under this lease were $567,235.

The Company leases equipment under non-cancelable operating lease arrangements for a 39-month period. The lease commenced in July 2005 and ends in September 2008. The remaining lease payments under this lease are $6,948.

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the three-months ended March 31, 2007 and 2006 were $22,809 and $ 16,752 respectively.

Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2007 are as follows:

Twelve Months Ended March 31,
2008	$108,611
2009	103,065
2010	113,434
2011	117,405
2012	121,513
2013	10,155
Total minimum lease payments	$574,183

7. Litigation

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. The Company believes that there were several significant venue and procedural issues with this arbitration award and intends to vigorously pursue vacating or substantially reducing the amount of this award. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.

On February 7, 2006, American Express Company filed a suit in the San Diego Superior Court seeking payment on a credit card balance of approximately $80,000. The Company is working with American Express on settling this suit.

On April 9, 2007, the Company was served with a summons and complaint in a lawsuit seeking judgment on the $222,352 note payable noted in footnote 9 below. The Company is evaluating the merits of the lawsuit and possible counterclaims.

On May 8, 2007, the Company was served with a summons and complaint in a lawsuit filed in the San Diego Superior Court seeking judgment under a contract allegedly calling for the payment by the Company of $288,000, stock in the Company’s wholly-owned subsidiary, Who’s Your Daddy, Inc., a California corporation, plus a certain percentage of the revenues of that subsidiary. The Company is evaluating the merits of the lawsuit and possible counterclaims

8. Financing:

On August 31, 2006 the Company secured a revolving credit line of $250,000 for the production of its “King of Energy™” drinks.

On April 29, 2005, the Company entered into a Securities Purchase Agreement with the AJW Entities. The full text of these Notes and the other agreements between the Company and the Investors is filed with the Current Report on Form 8-K filed on May 16, 2005.

Effective as of October 5, 2005, the Company entered into an amendment and repayment letter agreement (the “Amendment”) with the AJW Entities whereby the Securities Purchase Agreement was amended and any prior breach or default under the Securities Purchase Agreement was resolved.

On April 11, 2007, effective April 3, 2007, the Company and the AJW Entities reached an agreement whereby the Company obtained the right to repurchase $1,750,000 in secured convertible notes (the “Notes”) and warrants to purchase 876,170 shares of the Company’s common stock (the “Warrants”) in exchange for $1,000,000 and the issuance of 2,000,000 shares of the Company’s common stock. This Securities Repurchase Agreement is described on the Form 8-K filed with the Securities and Exchange Commission on April 29, 2007.

On May 7, 2007, the Company reached an agreement with Around the Clock Partners, LP, Cohiba Partners Inc. and the investors identified on the signature pages to the Securities Purchase Agreement attached as Exhibit 10.1 to the Form 8-K filed by the Company with the Securities Exchange Commission on May 14, 2007 (the “New Investors”) whereby the Company assigned, and the New Investors assumed, the Company’s rights and obligations under the Securities Repurchase Agreement and, concurrently, the New Investors exercised their rights thereunder and purchased from the AJW Entities the Notes and Warrants in exchange for payment to the AJW Entities of $1,000,000 and the transfer to the AJW Entities of 2,000,000 shares of the Company’s common stock held by the New Investors, thereby retiring the Company’s short and long term debt obligations to the AJW Entities. The New Investors concurrently exchanged the Notes and Warrants with the Company for 4,500,000 shares of the Company's common stock and an option to purchase up to 2,000,000 shares of the Company's common stock at a purchase price of $0.50 per share, exercisable for sixty days after the closing of the financing.

9. Long-Term Debt

Note Payable in equal monthly installments of $8,000, including interest, through January, 2008 (see Note 7 for details of a lawsuit filed on this debt)	$222,352

Convertible Debentures Payable to AJW Entities, plus interest at 15%, due April, 2008 (see Note 8 for details on the conversion of this debt to equity)	2,080,143
Less: Current Portion	(222,352)
Total Notes Payable	$2,080,143

10. Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

	March 31, 2007	March 31, 2006
Statutory federal income tax rate	34%	34%
State Rate (Net of Federal Benefit)	6	6
Valuation allowance	(40)	(40)
Effective tax rate	-%	-%

The minimum annual state franchise tax in California is $800.

At December 31, 2006, the Company had net operating loss carry-forwards for income tax purposes in excess of $12,000,000 and Section 179 carry-forwards in excess of $113,000. Some of these carryovers are limited to being applied against specific Company operations.

12. Executive Employment Agreements

Effective April 1, 2005, pursuant to the merger with WYD, the Company entered into employment agreements with Edon Moyal, its CEO, and Dan Fleyshman, its President. The agreements are for a period of five years. Each executive is to receive annual cash compensation of $144,000 and 2.0% of the annual gross revenue of the Company, effective January 1, 2005. Additionally, each employment agreement provides for the issuance of three warrants, exercisable from months 13 to 60 of the employment agreement, as follows: one to purchase 1,000,000 shares of common stock at a price of $1.00, one to purchase 1,000,000 shares of common stock at a price of $1.50, and one to purchase 1,000,000 shares of common stock at a price of $2.00. Additionally, each employment agreement provides for the issuance of 1,000,000 shares of voting preferred stock that cannot be converted to common shares in the Company with supermajority voting rights not less than four votes per share of such capital stock.

Effective October 1, 2006, the Board of Directors voted to increase the monthly salaries of Messrs. Moyal and Fleyshman to $18,000 each. In May 2007, the cashless exercise provision of the above warrants was removed, the expiration date of the warrants was extended to April 30, 2012, the gross revenue payments were removed and additional warrants were to be earned by them in lieu of the payments based on a percentage of gross revenues.

In December, 2005, the Company entered into an employment agreement with Reuven Rubinson effective June 1, 2005, the starting date of his employment with the Company as Chief Financial Officer. On May 9, 2007 the Company and Mr. Rubinson agreed to terminate his employment with the Company on a mutually agreeable basis. Under the terms of this agreement, Mr. Rubinson will receive $100,000 in cash paid out over a four-month period and will receive a cash payment of $10,000 when the Company achieves $10 million in cumulative revenues from inception, and $5,000 for each additional $10 million in revenues, up to a maximum of $80,000 paid to him upon attainment of $150 million in cumulative revenues. Mr. Rubinson will receive 132,000 restricted shares of common stock in payment of $66,000 in money owed to him by the Company, and the 525,000 options to purchase common stock previously granted to him are fully vested and exercisable until April 30, 2012. The Company agreed to register the common stock for these options with the next registration statement filed with the SEC.

On May 9, 2007, the Company entered into a three-year employment agreement with John Moynahan as Senior Vice President and Chief Financial Officer. The agreement provides for an annualized salary of $100,000 until the Company raises an additional $4 million of equity capital or attains a revenue level of $1 million in a quarter (either being a “Trigger Event”), whichever comes first, and a salary of $199,500 thereafter, with the difference accruing and payable upon such Trigger Event. Mr. Moynahan was granted options to purchase: 250,000 shares vesting May 9, 2007 with a strike price of $1.00 per share; 250,000 shares vesting May 1, 2008 at a strike price of $1.00; 500,000 shares vesting May 1, 2009 at a strike price of $1.50 per share; and 500,000 shares vesting May 1, 2010 at a strike price of $2.00. All options vest upon a change in control of the Company and the Company has agreed to use its best efforts to register the shares for such options in a timely manner.

On June 23, 2006, the Company entered into a three-year employment agreement with Joseph Conte to become a Vice President of the Company. The agreement was effective May 1, 2006, the starting date of his employment with the Company. His monthly compensation started at $4,000, increased to $8,000 on October 1, 2006 and increased to $12,000 on May 1, 2007. In addition, he receives $0.10 per case of our energy drink produced, based on his prior employment with the company that developed the formula for the energy drink, with that company’s fee being reduced accordingly. He will receive one five-year option to purchase 25,000 shares of the Company’s common stock, with an exercise price of $2.00, exercisable from months 13 to 60, when the Company’s cumulative net revenues reach $5,000,000 and another warrant for the purchase of an additional 25,000 shares at a strike price of $2.00 when the Company’s cumulative net revenues reach $10,000,000. Thereafter, he will receive warrants for the purchase of an additional 25,000 shares of the Company’s common stock for each additional $10,000,000 of Company cumulative net revenues. The full text of this employment agreement is filed with the Current Report on Form 8-K filed on June 29, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements. Please also refer to the Company’s most recent audited financial statements as filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

Revenues: Revenues for the Three Months Ended March 31, 2007 (“Current Period”) were $133,814, a decrease of $16,643, or 11%, from the $150,457 in revenues realized for the Three Months Ended March 31, 2006 (“Prior Period”). The beverage business, particularly the energy drink sector, is seasonal in nature and the first quarter typically the lowest of the year in terms of revenues.

In the fourth quarter of 2006, the Company changed its method of revenue presentation in conformance with Issue No. 01-9 of the Emerging Issues Task Force (“EITF”) of the Financial Standards Accounting Board. This change involved reclassifying promotional consideration provided to distributors as a reduction of revenues rather than as an increase in cost of goods sold, which was the treatment used for the first three quarters of the year.

Had the Company applied EITF 01-9 starting January 1, 2006, reported revenues, cost of sales, and gross margin by quarter would be as follows:

	Three Months Ending
	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07
Gross Revenues	$156,041	$192,429	$796,260	$253,250	$216,398
Offsets to revenues	(5,584)	(27,256)	(142,152)	(45,786)	(82,584)
Net Revenues	150,457	165,173	654,108	207,464	133,814
Cost of Goods Sold	88,770	68,745	352,593	110,807	90,501
Gross Margin - $	61,687	96,428	301,515	96,657	43,313
Gross Margin - %	41.0%	58.4%	46.1%	46.6%	32.4%

Cost of Goods Sold/Gross Margin: Cost of Goods Sold were $90,501 in the Current Period, an increase of $1,731, or 2%, from $88,770 in the Prior Period. Gross margin for the Current Period was 32.4%, compared to 41.0% for the Prior Period. At low volume levels such as those experienced in the first calendar quarter, small changes in Cost of Goods Sold can have a material impact on gross margins as a percentage of sales. The Company does not believe that gross margin percentages for the Current Period are indicative of those that will be realized for the remaining quarters of 2007.

Operating Expenses: Overall operating expenses for the Current Period were $935,753, an increase of $8,856, or 1%, from $926,897 in the Prior Period. Most of this increase was related to a $33,794 increase in marketing expenses in the Current Period, or 10%, from $326,479 in the Prior Period to $360,273 in the Current Period, mostly related to promotional programs to establish the brand and the product, partly offset by a $24,938 reduction in General and Administrative expenses, or 4%, from $600,418 in the Prior Period to $575,480 in the Current Period.

Other Income/(Expense): Interest expense was $33,568 in the Current Period, a decrease of $164,633, or 83%, from interest expense of $198,201 in the Prior Period, mostly related to lower average debt balances in the Current Year. There was $11,855 of other income in the Prior Period compared to $0 of other income in the Current Period.

Liquidity and Capital Resources

At March 31, 2007, we had a working capital deficit of $3,792,014 compared with $3,831,885 at December 31, 2006. We plan to utilize debt and/or equity financings to fund short-term and long-term growth. The availability of future financings will depend on market conditions and other factors. A portion of the funds raised in the future may be used to grow the business through acquisition of other businesses. Included in these working capital deficits is the $1,790,000 arbitration award accrued in the quarter ending December 31, 2006

The forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand new operations. There can be no assurance we will be able to continue as a going concern or achieve material revenues or profitable operations.

For the most recent year ended December 31, 2006, we incurred a loss in the amount of $5,648,069 compared to a loss of $4,251,311 in 2005. These losses are attributable to organizational expenses, expenses associated with setting up a company structure products and implementing the first stage of our business plan, as well as the $1,790,000 arbitration award. We anticipate we will operate at a loss until additional funding is secured and increases in revenues are generated, depending upon the performance of the business.

As of March 31, 2007, there were no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a)
Our chief executive and chief financial officers have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. These officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In order to eliminate the manual creation of sales orders and to streamline the order fulfilment cycle, the Company implemented an Internal Database System in 2006. The system has no audit trail. Therefore, transactions can be changed after they are originally entered with no record of who made the change and when it was made. The consultant responsible for developing this system has been informed of this weakness by the Chief Financial Officer and is expected to implement appropriate action to correct this situation in the near future. Further, during this evaluation, the Chief Financial Officer became aware that certain procedures were followed inconsistently. Specifically, some sales orders were not invoiced on a timely basis and certain control checklists for distributors and orders were not utilized.

The Chief Financial Officer and the sales department have reviewed all the transactions for the quarter, prior to the completion of this report, and have determined that the information contained herein has been properly recorded. Accordingly, these weaknesses in disclosure controls and procedures should have no effect on the proper recording in these financial statements.

(b)
Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of the knowledge of the Company’s executive management and directors, and except as disclosed below, the Company is not a party to any material legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation, except as described in the following paragraphs.

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. The Company believes that there were several significant venue and procedural issues with this arbitration award and intends to utilize all of its available remedies to overturn or reduce the amount of this award. This amount was taken as a Advertising, Promotional and Marketing expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet under Accounts and Accrued Expenses Payable.

On February 7, 2006, American Express Company filed a suit in the San Diego Superior Court seeking payment on a credit card balance of approximately $80,000. The Company is working with American Express on settling this suit.

On April 9, 2007, the Company was served with a summons and complaint in a lawsuit seeking judgment on the $222,352 note payable noted in footnote 9 below. The Company is evaluating the merits of the lawsuit and possible counterclaims.

On May 8, 2007, the Company was served with a summons and complaint in a lawsuit filed in the San Diego Superior Court seeking judgment under a contract allegedly calling for the payment by the Company of $288,000, stock in the Company’s wholly-owned subsidiary, Who’s Your Daddy, Inc., a California corporation, plus a certain percentage of the revenues of that subsidiary. The Company is evaluating the merits of the lawsuit and possible counterclaims

Item 2. Unregistered Sales of Securities and Use of Proceeds

Changes in Securities

In the three months ended March 31, 2007, the Company issued (1) 520,000 restricted shares for cash to four individuals valued at $215,000, (2) 211,500 restricted shares to three individuals and the three directors for services valued at $105,750, (3) 522,130 restricted shares to an LLC in settlement of the Company production loan valued at $261,065, (4) 326,555 restricted shares to the Company’s investment banker for Company expenses paid by them valued at $146,976, (5) 292,000 restricted shares to three companies and two individuals as payment of accounts payable valued at $146,000, and (6) 153,668 restricted shares to three employees as payment of salaries valued at $76,834. The total of these issuances of common stock during the quarter was 2,025,853 shares valued at $951,625.

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

Who's Your Daddy, Inc.

Date: May 14, 2007	By:	/s/ Dan Fleyshman

Name: Dan Fleyshman Title: President