Form 10QSB
period 2007-06-30
Whos Your Daddy Inc
filed 2007-08-20
CIK 1164964

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

0-33519
Commission file number

WHO’S YOUR DADDY, INC.
( Exact name of small business issuer as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

5840 El Camino Real, Suite 108, Carlsbad, CA 92008
(Address of principal executive offices)

(760) 438-5470
( Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 14, 2007, the Issuer had 30,531,127 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Index to Quarterly Report on Form 10-QSB
for the Three Months Ended June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current Assets
Cash	$36,074	$5,459
Accounts Receivable, net	601,823	12,617
Inventories	78,037	244,541
Loans Receivable	-	13,025
Prepaid Expenses	334,426	134,614
Total Current Assets	1,050,360	410,256

Fixed Assets, net of accumulated depreciation of $33,505 and $26,742	82,305	46,989

Non-Current Assets
Trademarks	107,522	86,401
Other, less accrued amortization of $3,109 and $0	85,374	53,849
Total Non-Current Assets	192,896	140,250
Total Assets	$1,325,561	$597,495

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$382,039	$552,832
Production Expenses Payable	306,356	-
Accrued Expenses	733,391	565,082
Accrued Severance	100,000	-
Reserve for Arbitration Award	1,790,000	1,790,000
Due to Officers' and Related Parties	181,691	766,875
Loans Payable	761,352	567,352
Total Current Liabilities	4,254,829	4,242,141

Non-Current Liability
Long-Term Debt, Net of Current Portion	-	2,080,143
Total Liabilities	4,254,829	6,322,284

Stockholders’ Equity
Preferred Stock - 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Common Stock - $0.001 Par Value. 100,000,000 Shares Authorized, 30,011,127 and 21,032,821 Shares Issued and Outstanding	30,011	21,033
Additional Paid-in Capital	9,944,564	5,544,056
Deficit	(12,905,843)	(11,291,878)
Total Stockholders’ Deficit	(2,929,268)	(5,724,789)
Total Liabilities and Stockholders’ Deficit	$1,325,561	$597,495

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Revenues, net of promotional costs	$812,233	$165,173	$946,047	$315,630
Cost of Goods Sold	450,706	68,745	541,207	157,515
Gross Margin	361,527	96,428	404,840	158,115

Operating Expenses
General and Administrative	539,130	591,728	1,114,610	1,191,731
Sales and Marketing	405,933	108,230	766,206	423,268
Provision for Severance	100,000	-	100,000	-
Total Expenses	1,045,063	699,958	1,980,816	1,614,999

Operating Loss	(683,536)	(603,530)	(1,575,976)	(1,456,884)

Other Income/(Expense)
Interest Expense	(4,421)	(187,664)	(37,989)	(385,865)
Loss before Provision for Income Taxes	(687,957)	(791,194)	(1,613,965)	(1,842,749)
Provision for Income Taxes	-	-	-	-

Net Loss	$(637,957)	$(791,194)	$(1,613,965)	$(1,842,749)

Loss per Share	$(0.03)	$(0.06)	$(0.08)	$(0.13)
Weighted Average Shares Outstanding	26,790,776	14,301,345	21,261,115	14,301,345

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
	Six Months Ended June 30 (Unaudited)
	2007	2006
Cash Flows From Operating Activities
Net Loss for the Period	$(1,563,965)	$(1,842,749)
Add: Non-Cash Items:
Depreciation and Amortization	9,872	18,309
Stock and Warrants Issued for Services and Other Expenses	504,630	196,513
	(1,049,463)	(1,627,927)
Change in Non-Cash Working Capital Items:
Capital Acquisition Costs	-	(25,000)
Accounts Receivable	(589,206)	(71,401)
Inventories	166,504	(72,958)
Loans Receivable	13,006	(17,507)
Prepaid Expenses	(199,812)	(76,954)
Trademarks, Net	(21,121)	(22,915)
Security Deposits & Other Assets	(31,525)	63,200
Accounts and Accrued Expenses Payable	440,706	848,382
Due to Officers and Related Parties	(228,960)	96,905
Prepaid Expense Paid by Issuing Stock & Other	173,422	(17,421)
Cash Used by Operations	$(1,326,449)	$(923,596)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(42,079)	$(1,807)

Cash Flows From Financing Activities
Loans Payable - Short Term	$(181,196)	$-
Stock Issued for Cash	1,379,718	770,764
Stock Issued to Retire Long-Term Debt	2,080,143	-
Proceeds from Other Loans	214,919	264,872
Loan Repayments - Long Term and Other Loans	(2,094,441)	(98,253)
Cash Provided By Financing Activities	$1,399,143	$937,383

Change in Cash	30,615	11,980
Cash at Beginning of Period	5,459	2,977
Cash at End of Period	$36,074	$14,957

Other Cash Items
Cash Paid for Interest Expense	$29,568	$385,865
Cash Paid for Income Taxes	$-	$-
Items Not Requiring the Use of Cash
Stock and Warrants Issued for Services and Other Expenses	$504,630	$196,513

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months ended June 30, 2007

1.   Basis for Presentation

Who’s Your Daddy, Inc. (the “Company”) manufactures, markets, sells and distributes its “King of Energy™” energy drinks and is involved in the licensing of its proprietary name “Who’s Your Daddy ®.” The Company was incorporated in the State of Nevada on October 12, 2000.

The Company is filing its Form 10-QSB for the third quarter although Baum & Company, P.A., our independent auditor, has not completed their review of this Report on Form 10-QSB in accordance with Item 310 of Regulation S-B as of this date.  The Company is in the process of obtaining an SAS 100 review. Following our independent auditor's SAS 100 review, an amended Report on Form 10-QSB will be filed with any adjustments, although no adjustments are anticipated, and notification that the auditor's review has been completed.

The accompanying unaudited financial information of Who’s Your Daddy, Inc. as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date, and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2006 that are included in our Form 10-KSB. The balance sheet presented herein at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

2.   Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company has incurred losses of $687,957 for the quarter ended June 30, 2007, $1,613,965 for the six months ending June 30, 2007, $5,648,069 in the year ending December 31, 2006, a cumulative deficit of $12,905,843 since inception and has a working capital deficit of $3,154,469 as of June 30, 2007.

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

On April 11, 2007, effective April 3, 2007, the Company and the holders of secured convertible notes (the “Notes”) reached an agreement whereby the Company obtained the right to repurchase $1,750,000 in the Notes and warrants to purchase 876,170 shares of the Company’s common stock (the “Warrants”) in exchange for $1,000,000 and the issuance of 2,000,000 shares of the Company’s common stock. This Securities Repurchase Agreement is described on the Form 8-K filed with the Securities and Exchange Commission on April 29, 2007.

On May 7, 2007, the Company reached an agreement with the investors identified on the signature pages to the Securities Purchase Agreement attached as Exhibit 10.1 to the Form 8-K filed by the Company with the Securities Exchange Commission on May 14, 2007 (the “New Investors”), whereby the Company assigned, and the New Investors assumed, the Company’s rights and obligations under the Securities Repurchase Agreement and, concurrently, the New Investors exercised their rights thereunder and purchased from the AJW Entities the Notes and Warrants in exchange for payment to the AJW Entities of $1,000,000 and the transfer to the AJW Entities of 2,000,000 shares of the Company’s common stock held by the New Investors, thereby retiring the Company’s short and long term debt obligations to the AJW Entities. The New Investors concurrently exchanged the Notes and Warrants with the Company for 4,500,000 shares of the Company's common stock and an option to purchase up to 2,000,000 shares of the Company's common stock at a purchase price of $0.50 per share, exercisable for sixty days after the closing of the financing. An additional sixty-day option for 500,000 shares was agreed to by the New Investors on June 22, 2007.

3.   Significant Accounting Policies and Supplemental Information Regarding Certain Accounts

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

b)   Revenue recognition

Revenue is recorded over the life of the contract when earned based on the terms of the contract. Revenue is recognized when products are received by the customer and title passes.

In accordance with the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board, statement EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” slotting fees, buydowns, cooperative advertising and other reductions and incentives given by the Company to its customers are shown as a reduction of revenue, rather than as a cost of goods sold. This treatment was adopted in the quarter ended December 31, 2006. In order to properly reflect this accounting treatment for the 2006 interim financial statements presented herein, appropriate reclassifications have been made to revenues and to cost of goods sold from the Form 10-QSB filed with the Securities and Exchange Commission for the three and six months ending June 30, 2006. In addition, revenue in the six months ending June 30, 2006 not directly related to the beverage business has been reclassified from Revenue to Other Income in the Statement of Operations presented herein.

c)   Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values. The carrying values of notes payable are deemed to be reasonable estimates of their fair values

d)   Receivables

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At December 31, 2006, an allowance of $10,890 was recorded. In the six months ended June 30, 2007, an additional $6,095 allowance was recorded.

e)   Long-Lived Assets

Fixed assets are recorded at cost. For book purposes, depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and Amortization expense was $9,872 and $18,309 for the six months ended June 30, 2007 and 2006. The Company periodically reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

f)   Intangible assets

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

g)   Advertising

Advertising costs, which are included in Sales and Marketing expense, are expensed as incurred.

h)   Inventories

Inventories are presented at the lower of cost or market value, including shipping and handling.

i) Accounts Payable and Accrued Expenses

At June 30, 2007, the Company owed a net of $306,356 to an entity that is affiliated with its leading distributor in the Rocky Mountain region for selected production costs that this entity had provided a credit facility to the Company to take advantage of more favorable payment terms. This distributor produced approximately $368,000 in revenues for the Company in the quarter ending June 30, 2007, a significant portion of which was related to initial sales to grocery store chains with whom the Company had agreements to purchase products.

During the quarter ending June 30, 2007, the Company paid approximately $202,000 to the IRS for accrued federal payroll taxes and the Company is on a six-month installment plan for payment of the approximately $28,000 remaining in such taxes.

j) Loans Payable - Short-Term

In September 2006, the Company’s legal counsel at that time agreed to convert their account payable into a short-term loan of $300,000. $100,000 of this loan is payable in monthly installments, currently $5,000 and increasing to $10,000, with the balance due September 30, 2007. The remaining $200,000 is payable when the Company obtains financing of at least $3,500,000. In addition, the Company issued its former legal counsel a five-year warrant to purchase 75,000 shares of the Company’s stock at an exercise price of $1.25 and WYD gave them a first priority security interest in all of the Trademarks and associated goodwill owned by WYD.

k)   Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation .

k)   Foreign Currency Translation

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

l) New Accounting Standards

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

4.  Share Capital

a)   Issued Shares

The par value of the common stock is $0.001 and the Company’s authorized capital is 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2007, there were 30,011,127 issued and outstanding shares, compared to 21,032,821 shares issued and outstanding as of December 31, 2006.

b)   Restricted Stock

The Company’s shares have been traded on the OTC Bulletin Board since August 17, 2004.

At June 30, 2007, 12,039,685 shares of common stock were freely tradable and 17,971,442 shares of common stock were restricted for periods of up to two years.

c)   Stock and Warrants Issued

In the three months ended June 30, 2007, the Company issued (1) 2,317,770 restricted shares for cash valued at $1,164,718, (2) 1,140,000 restricted shares and 2,110,000 unrestricted shares from conversion of debt that had been in place since April 29, 2005, together valued at $2,080,143, (3) 364,000 restricted shares for services valued at $232,100, and (4) 232,483 restricted shares to the as payments of amounts owed to certain individuals and entities valued at $116,242. The total of these issuances of common stock during the quarter was 7,414,453 shares valued at $3,593,203. Also during the quarter, 462,000 shares were cancelled at their par value of $462.

In connection with the financing package used to retire $2,080,143 in convertible long-term debt, the company issued 2,000,000 options to investors to purchase Company stock at $0.50 per share that were valid from May 7, 2007 to July 7, 2007. Prior to the end of the quarter, options were exercised to purchase 1,874,438 shares, resulting in cash proceeds to the Company of $937,219. The 125,562 shares that were not utilized expired by their terms on July 7, 2007. On June 22, 2007, the Company granted to the same investor group options to purchase 500,000 shares at $0.50 that expire on August 22, 2007. None of these options were exercised as of June 30, 2007. Not counting these short-term options, options were granted during the quarter as follows:

	Shares	Average Exercise Price
Balance March 31, 2007	11,258,057	$1.52

Issued in three months ending June 30, 2007	1,700,000	$1.50

Balance June 30, 2007	12,958,057	$1.52

5.  Related Party Transactions

The Company has signed agreements with two related parties: one for systems control and Sarbanes-Oxley planning and one for management consulting services. Under the terms of these agreements, the Company is committed to pay a total of $11,000 monthly to these two related parties. A portion of this amount is being deferred until the Company receives additional funding. At March 31, 2007 the Company converted $96,000 of the amounts owed to them to Company common stock and had deferred payments of $13,000 to one of them. In addition, as of June 30, 2007, three shareholders had loans to the Company of approximately $231,500. As of June 30, 2007, officers had deferred salary of $281,888 and expense and gross revenue payments due to them of $181,692. See Note 12 for details of employment agreements.

One of the Company’s distributors is partly owned by a member of the Company’s board of directors.  The Company believes that the terms and conditions of this business are arms-length and consistent with normal business practice.  In the quarter ending June 30, 2007, the Company received down payments on shipments of $22,000 and recognized $96,060 in revenue from shipments of product made to this distributor.

6.  Commitments

Lease Commitments

The Company leases its facilities under a non-cancelable operating lease arrangement for a 62-month period in Carlsbad, California. Occupancy commenced on March 16, 2007 and ends on April 30, 2012, with an option for a 36-month extension period. The monthly lease payments are currently $8,849.

The Company leases equipment under non-cancelable operating lease arrangements for a 39-month period. The lease commenced in July 2005 and ends in September 2008. The remaining lease payments under this lease are $6,948.

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the three-months ended June 30, 2007 was $33,459.

Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2007 are as follows:

Twelve Months Ended June 30,
2008	$108,611
2009	103,065
2010	113,434
2011	117,405
2012	121,513
2013	10,155
Total minimum lease payments	$574,183

7.   Litigation

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On August 6, 2007, the Company filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration, so we can conduct discovery and then present evidence of Sacks' fraudulent actions in connection with the contract and also evidence regarding his lies under oath during the arbitration, or (2) to allow us to conduct discovery on the aforementioned fraud and then present that evidence to the judge directly.  Under both of these scenarios, we're asking that the arbitral award be vacated.

On April 9, 2007, the Company was served with a summons and complaint in a lawsuit seeking judgment on the $222,352 note payable noted in footnote 9 below. The Company is evaluating the merits of the lawsuit and possible counterclaims.

On May 8, 2007, the Company was served with a summons and complaint in a lawsuit filed in the San Diego Superior Court seeking judgment under a contract allegedly calling for the payment by the Company of $288,000, stock in the Company’s wholly-owned subsidiary, Who’s Your Daddy, Inc., a California corporation, plus a certain percentage of the revenues of that subsidiary. The Company is evaluating the merits of the lawsuit and possible counterclaims

8.   Financing :

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

On May 7, 2007, the Company reached an agreement with Around the Clock Partners, LP, Cohiba Partners Inc. and the investors identified on the signature pages to the Securities Purchase Agreement attached as Exhibit 10.1 to the Form 8-K filed by the Company with the Securities Exchange Commission on May 14, 2007 (the “New Investors”) whereby the Company assigned, and the New Investors assumed, the Company’s rights and obligations under the Securities Repurchase Agreement and, concurrently, the New Investors exercised their rights thereunder and purchased from the AJW Entities the Notes and Warrants in exchange for payment to the AJW Entities of $1,000,000 and the transfer to the AJW Entities of 2,000,000 shares of the Company’s common stock held by the New Investors, thereby retiring the Company’s short and long term debt obligations to the AJW Entities. The New Investors concurrently exchanged the Notes and Warrants with the Company for 4,500,000 shares of the Company's common stock and an option to purchase up to 2,000,000 shares of the Company's common stock at a purchase price of $0.50 per share, exercisable for sixty days after the closing of the financing. On June 22, 2007, sixty-day options for an additional 500,000 shares were issued at $0.50 per share.

9.   Long-Term Debt

In connection with the financing agreement described in footnote 8, all $2,080,143 of long-term debt was retired on May 7, 2007.

10.   Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

	June 30, 2007	June 30, 2006
Statutory federal income tax rate	34%	34%
State Rate (Net of Federal Benefit)	6	6
Valuation allowance	(40)	(40)
Effective tax rate	-%	-%

The minimum annual state franchise tax in California is $800.

At December 31, 2006, the Company had net operating loss carry-forwards for income tax purposes in excess of $12,000,000 and Section 179 carry-forwards in excess of $113,000. At June 30, 2007, the Company had a net operating loss carry-forward in excess of $13,000,000. Some of these carryovers are limited to being applied against specific Company operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

Net Revenues: Revenues for the three months ended June 30, 2007 (“Current Period”) were $812,233, an increase of $647,000, or 392%, from the $165,173 in revenues realized for the three months ended June 30, 2006 (“Prior Period”). This increase was related to an increased sales staff, increased marketing activity and the initial shipments to store chains in the Current Period.

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

Had the Company applied EITF 01-9 starting January 1, 2006, reported revenues, cost of sales, and gross margin by quarter would be as follows:

	Three Months Ending
	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07

Gross Revenues	$156,041	$192,429	$796,260	$253,250	$216,398	$1,014,757
Offsets to Revenues	(5,584)	(27,256)	(142,152)	(45,786)	(82,584)	(202,633)
Net Revenues	150,457	165,173	654,108	207,464	133,814	812,124

Cost of Goods Sold	88,770	68,745	352,593	110,807	90,501	450,706
Gross Margin - $	$61,687	$96,428	$301,515	$96,657	$43,313	$361,418
Gross Margin - %	41.0%	58.4%	46.1%	46.6%	32.4%	44.5%

Cost of Goods Sold/Gross Margin: Cost of Goods Sold were $450,706 in the Current Period, an increase of $381,561, or 556%, from $68,745 in the Prior Period. Gross margin for the Current Period was 44.5%, compared to 58.4% for the Prior Period. At low volume levels such as those experienced in the Prior Period, small changes in Cost of Goods Sold can have a material impact on gross margins as a percentage of sales. The Company believes that as revenues increase, gross margin as a percentage of revenues will increase.

Operating Expenses: Overall operating expenses for the Current Period were $995,063 an increase of $295,105, or 42%, from $699,958 in the Prior Period. This increase was diredtly related to a $297,703 increase in marketing expenses in the Current Period, or 275%, from $108,230 in the Prior Period to $405,933 in the Current Period, mostly related to increased sales staff and promotional programs to establish the brand and the product A $102,598 reduction in General and Administrative expenses, or 17%, from $591,728 in the Prior Period to $489,130 in the Current Period was offset by a severance provision of $100,000 related to the termination of a senior member of management in the Current Period.

Other Income/(Expense): Interest expense was $4,421 in the Current Period, a decrease of $183,243 or 98%, from interest expense of $187,664 in the Prior Period, mostly related to lower average debt balances in the Current Period and the retirement of convertible debt during the quarter. . There was $11,855 of other income in the Prior Period compared to $0 of other income in the Current Period.

RESULTS OF OPERATIONS FOR THE SIX MONTHD MONTHS ENDED JUNE 30, 2007

Net Revenues: Revenues for the six months ended June 30, 2007 (“Current Period”) were $946,047, an increase of $630,417, or 200%, from the $315,630 in revenues realized for the six months ended June 30, 2006 (“Prior Period”). This increase was related to an increased sales staff, increased marketing activity and the initial shipments to store chains in the Current Period.

Cost of Goods Sold/Gross Margin: Cost of Goods Sold were $541,207 in the Current Period, an increase of $383,692, or 243%, from $157,515 in the Prior Period. Gross margin for the Current Period was 42.8%, compared to 50.1% for the Prior Period. At low volume levels such as those experienced in the Prior Period, small changes in Cost of Goods Sold can have a material impact on gross margins as a percentage of sales. The Company believes that as revenues increase, gross margin as a percentage of revenues will increase.

Operating Expenses: Overall operating expenses for the Current Period were $1,930,816 an increase of $315,817, or 20%, from $1,614999 in the Prior Period. This increase was diredtly related to a $342,938 increase in marketing expenses in the Current Period, or 81%, from $423,268 in the Prior Period to $766,206 in the Current Period, mostly related to increased sales staff and promotional programs to establish the brand and the product A $127,121 reduction in General and Administrative expenses, or 11%, from $1,191,731 in the Prior Period to $1,064,610 in the Current Period was offset by a severance provision of $100,000 related to the termination of a senior member of management in the Current Period.

Other Income/(Expense): Interest expense was $37,989 in the Current Period, a decrease of $347,876 or 90%, from interest expense of $385,865 in the Prior Period, mostly related to lower average debt balances in the Current Period and the retirement of convertible debt during the Current Period.

Liquidity and Capital Resources

At June 30, 2007, we had a working capital deficit of $4,204,829 compared with $3,831,885 at December 31, 2006. . Included in these working capital deficits is the $1,790,000 arbitration award accrued in the quarter ending December 31, 2006. We plan to utilize debt and/or equity financings to fund short-term and long-term growth. The availability of future financings will depend on market conditions and other factors. A portion of the funds raised in the future may be used to grow the business through acquisition of other businesses. Included in these working capital deficits is the $1,790,000 arbitration award accrued in the quarter ending December 31, 2006

 The forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand new operations. There can be no assurance we will be able to continue as a going concern or achieve material revenues or profitable operations.

For the most recent year ended December 31, 2006, we incurred a loss in the amount of $5,648,069 compared to a loss of $4,251,311 in 2005. These losses are attributable to organizational expenses, expenses associated with setting up a company structure products and implementing the first stage of our business plan, as well as the $1,790,000 arbitration award. We lost $1,563,965 in the six months ending June 30, 2007. We anticipate we will operate at a loss until additional funding is secured and increases in revenues are generated, depending upon the performance of the business.

As of June 30, 2007, there were no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a)
Our chief executive and chief financial officers have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. These officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms .

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

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On August 6, 2007, the Company filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration, so we can conduct discovery and then present evidence of Sacks' fraudulent actions in connection with the contract and also evidence regarding his lies under oath during the arbitration, or (2) to allow us to conduct discovery on the aforementioned fraud and then present that evidence to the judge directly.  Under both of these scenarios, we're asking that the arbitral award be vacated.

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

Changes in Securities

In the three months ended June 30, 2007, the Company issued (1) 2,317,770 restricted shares for cash valued at $1,164,718, (2) 1,140,000 restricted shares and 2,110,000 unrestricted shares from conversion of debt that had been in place since April 29, 2005, together valued at $2,080,143, (3) 364,000 restricted shares for services valued at $232,100, and (4) 232,483 restricted shares to the as payments of amounts owed to certain individuals and entities valued at $116,242. The total of these issuances of common stock during the quarter was 7,414,453 shares valued at $3,593,203. Also during the quarter, 462,000 shares were cancelled at their par value of $462.

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

Who's Your Daddy, Inc.

Date: August 14, 2007	By:	/s/ Dan Fleyshman
Name: Dan Fleyshman Title: President