Form 10QSB/A
period 2007-06-30
Whos Your Daddy Inc
filed 2007-10-15
CIK 1164964

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007, the Issuer had 30,901,127 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Index to Quarterly Report on Form 10-QSB/A
for the Three Months Ended June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

In their report for the year ended December 31, 2006, the Company's auditors raised substantial doubt as to the ability of the Company to continue as a going concern.

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
	June 30,	December 31,
Assets	2007	2006
	(Unaudited)
Current Assets
Cash	$64,805	$5,459
Accounts Receivable, net	26,902	12,617
Inventories	173,557	244,541
Loans Receivable	-	13,025
Prepaid Expenses	254,232	134,614
Total Current Assets	519,496	410,256

Fixed Assets, net of accumulated decpreciation of $34,094 and $26,742	80,314	46,989

Non-Current Assets
Trademarks	107,672	86,401
Other	36,335	53,849
Total Non-Current Assets	144,007	140,250
Total Assets	$743,817	$597,495

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts Payable	$673,758	$552,832
Accrued Expenses	525,436	565,082
Reserve for Arbitration Award	1,790,000	1,790,000
Due to Officers' and Related Parties	638,801	766,875
Loans Payable	541,381	567,352
Total Current Liabilities	4,169,376	4,242,141

Non-Current Liability
Long-Term Debt, Net of Current Portion	-	2,080,143
Total Liabilities	4,169,376	6,322,284

Stockholders’ Equity
Preferred Stock - 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Common Stock – $0.001 Par Value. 100,000,000 Shares Authorized,
30,053,627 and 21,032,821 Shares Issued and Outstanding
as of June 30, 2007 and December 31, 2006, respectively	30,054	21,033
Additional Paid-in Capital	11,805,213	5,544,056
Accumulated Deficit	(15,262,826)	(11,291,878)
Total Stockholders’ Equity	(3,425,559)	(5,724,789)

Total Liabilities and Stockholders’ Equity	$743,817	$597,495

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Revenues, Net of Promotional Costs	$629,471	$144,739	$763,285	$294,782
Cost of Goods Sold	352,245	78,746	442,746	177,741
Gross Margin	277,226	65,993	320,539	117,041

Operating Expenses
General and Administrative	1,007,582	591,728	1,583,062	1,191,731
Sales and Marketing	817,714	86,795	1,177,987	403,049
Provision for severance	100,000	-	100,000	-
Total Expenses	1,925,296	678,523	2,861,049	1,594,780

Operating Loss	(1,648,070)	(612,530)	(2,540,510)	(1,477,739)

Other Income/(Expense)
Loss on Use of Common Stock to Extinguish Debt	(1,200,000)	-	(1,200,000)	-
Interest Expense	(196,870)	(187,664)	(230,438)	(385,865)
Other Income	-	9,000	-	20,855
Total Other Income/(Expense)	(1,396,870)	(178,664)	(1,430,438)	(365,010)

Loss before Provision for Income Taxes	(3,044,940)	(791,194)	(3,970,948)	(1,842,749)
Provision for Income Taxes	-	-	-	-

Net Loss	$(3,044,940)	$(791,194)	$(3,970,948)	$(1,842,749)

Basic
Loss per Share	$(0.12)	$(0.05)	$(0.17)	$(0.13)
Weighted Average Shares Outstanding	25,221,153	14,664,894	23,234,843	14,301,345

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30
	2007	2006
Cash Flows From Operating Activities
Net Loss for the Period	$(3,970,948)	$(1,842,749)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and Amortization	8,754	18,309
Allowance for Uncollectable Accounts	124,237	-
Stock and Warrants Issued to Extinguish Debt	1,200,000	-
Stock and Warrants Issued for Interest Expenses	188,472	-
Stock and Warrants Issued for Services and Other Expenses	660,850	196,513
	(1,788,635)	(1,627,927)
Changes in Assets and Liabilities
Accounts Receivable	(138,522)	(71,401)
Inventories	70,984	(72,958)
Loans Receivable	13,025	(17,507)
Prepaid Expenses	(119,618)	(76,954)
Security Deposits & Other Assets	17,514	-
Accounts and Accrued Expenses Payable	297,795	848,382
Due to Officers and Related Parties	164,036	96,905
Prepaid Expense Paid by Issuing Stock & Other	81,867	70,087
Customer Deposits	-	63,200
Cash Used by Operations	$(1,401,554)	$(788,173)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	$(42,079)	$(1,807)
Expenses to Obtain or Protect Trademarks	(21,271)	(22,915)
Cash Used by Investing Activities	$(63,350)	$(24,722)

Cash Flows From Financing Activities
Stock Issued for Cash	$785,000	$683,256
Capital Acquisition Costs	(37,940)	(25,000)
Proceeds from Other Loans	939,828	264,872
Loan Repayments - Other Loans	(162,638)	(98,253)
Cash Provided By Financing Activities	$1,524,250	$824,875

Change in Cash	59,346	11,980
Cash at Beginning of Period	5,459	2,977
Cash at End of Period	$64,805	$14,957

Other Cash Items
Cash Paid for Interest Expense	$41,966	$385,865
Cash Paid for Income Taxes	$-	$-
Items Not Requiring the Use of Cash
Stock and Warrants Issued for Services and Other Expenses	$835,850	$196,513
Stock Issued for Interest Expenses	$188,472	$-
Stock and Warrants Issued to Extinguish Debt	$3,280,143	$61,380
Other Loans Converted to Stock	$764,195	$200,000
Conversion of Officer Loans to Stock	$66,000	$-
Conversion of Accounts Payable to Stock	$147,242	$-
Conversion of Accrued Salaries to Stock	$76,834	$-
Conversion of Production Loan to Stock	$257,515	$-

(The accompanying notes are an integral part of these financial statements)

Who’s Your Daddy, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2007

1.   Basis for Presentation

Who’s Your Daddy, Inc. (the “Company”) manufactures, markets, sells and distributes its “King of Energy™” energy drinks and is exploring opportunities for the licensing of its proprietary name “Who’s Your Daddy®” for products that can take advantage of this distinctive name, including related products such as energy bars or concentrated energy “shots,” as well as clothing and accessories.  The Company was incorporated in the State of Nevada on October 12, 2000.

The accompanying unaudited financial information of Who’s Your Daddy, Inc. as of June 30, 2007 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date, and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2006 that are included in our Report on Form 10-KSB. The balance sheet presented herein at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

2.   Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  In the Report of Independent Registered Public Accounting Firm, dated April 12, 2007, issued in connection with the audit of fiscal year 2006, our auditors noted that the financial statements in the 2006 Annual Report on Form 10-KSB have been prepared assuming that the Company will continue as a going concern. The Company has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.

The Company has incurred losses of $3,044,940 for the quarter ended June 30, 2007, $3,970,948  for the six months ending June 30, 2007, $5,648,069 in the year ending December 31, 2006, a cumulative deficit of $15,262,826 since inception and has a working capital deficit of $3,649,880 as of June 30, 2007.

The future of the Company is dependent upon its ability to obtain financing and to achieve profitable operations. We are seeking to raise $5 million or more of additional capital to fund operational expenses, production and selling expenses. Should we be unsuccessful in obtaining additional funding, we may be unable to meet our cash flow requirements in the short term.

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

On May 7, 2007, the Company reached an agreement with Around the Clock Partners, LP, Cohiba Partners Inc. and the investors identified on the signature pages to the Securities Purchase Agreement attached as Exhibit 10.1 to the Form 8-K filed by the Company with the Securities Exchange Commission on May 14, 2007 (the “New Investors”), whereby the Company assigned, and the New Investors assumed, the Company’s rights and obligations under the Securities Repurchase Agreement and, concurrently, the New Investors exercised their rights thereunder and purchased from the AJW Entities the Notes and Warrants in exchange for payment to the AJW Entities of $1,000,000 and the transfer to the AJW Entities of 2,000,000 shares of the Company’s common stock held by the New Investors, thereby retiring the Company’s short and long term debt obligations to the AJW Entities. The New Investors concurrently exchanged the Notes and Warrants with the Company for 4,500,000 shares of the Company's common stock and an option to purchase up to 2,000,000 shares of the Company's common stock at a purchase price of $0.50 per share, exercisable for sixty days after the closing of the financing. Substantially all of these options were exercised before June 30, 2007.  The Company granted an additional sixty-day option to purchase 500,000 shares at a purchase price of $0.50 per share.    Substantially all of these options were exercised after June 30, 2007.

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

b)   Revenue recognition

Revenue is recognized when products are received by the customer and title passes to them.  While the Company holds trademarks on the name “Who’s Your Daddy®” and is exploring opportunities for the licensing of its proprietary name “Who’s Your Daddy,” there were no licensing revenues in the first six months of 2007.  Other than purchase orders for products, there were no shipments made under contracts.

In accordance with the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board, statement EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” slotting fees, buydowns, cooperative advertising and other reductions and incentives given by the Company to its customers are shown as a reduction of revenue, rather than as a cost of goods sold. This treatment was adopted in the quarter ended December 31, 2006.  Slotting fees are generally amortized over the life of the slotting agreement, typically one year.   In order to properly reflect this accounting treatment for the 2006 interim financial statements presented herein, appropriate reclassifications have been made to revenues and to sales and marketing expense from the Form 10-QSB filed with the Securities and Exchange Commission (“SEC”) for the three and six months ending June 30, 2006. In addition, revenue in the three and six months ending June 30, 2006 not directly related to the beverage business has been reclassified from Revenue to Other Income in the Statement of Operations presented herein.

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

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At December 31, 2006, an allowance for doubtful accounts of $10,890 was recorded. In the six months ended June 30, 2007, an additional $108,033 allowance was recorded, of which $53,877 was related to fully reserving accounts receivable related to a distributor that was unable to pay us for product purchased by them.  We have reached an agreement in principal to acquire this distributor, subject to satisfactory due diligence and documentation.  Accordingly, there can be no assurance that this acquisition will be completed.

e)	Concentration Risk

Revenues to one distributor accounted for approximately 60% and 53% of net revenues for the three and six months ending June 30, 2007.  As of the filing date of this report, the Company has reached an agreement in principle to acquire this distributor, subject to satisfactory due diligence and documentation.  Accordingly, there can be no assurance that this acquisition will be completed.

f)   Long-Lived Assets

Fixed assets are recorded at cost. For book purposes, depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and Amortization expense was $8,754 and $18,309 for the six months ended June 30, 2007 and 2006. The Company periodically reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.  During the three and six months ending June 30, 2007, no impairment was determined to have occurred.

g)   Intangible assets

Costs incurred in the registration of Trademarks are recorded at cost and not amortized. The Company periodically evaluates the carrying value of Trademarks and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.  During the three and six months ending June 30, 2007, no impairment was determined to have occurred.

h)   Advertising

Advertising costs, which are included in Sales and Marketing expense, are expensed as incurred.  Advertising costs for the three and six months ending June 30, 2007 were $10,490 and $11,100.

i)   Inventories

Inventories are valued using the average cost method and presented at the lower of cost or market value, including shipping and handling.

j) Accounts Payable and Accrued Expenses

During the quarter ending June 30, 2007, the Company paid approximately $202,000 to the IRS for accrued federal payroll taxes and the Company is on a six-month installment plan for payment of the approximately $28,000 remaining in such taxes.

k) Loans Payable - Short-Term

In September 2006, the Company’s legal counsel at that time agreed to convert their account payable into a short-term loan of $300,000. $100,000 of this loan is payable in monthly installments, currently $7,500, with the balance due September 30, 2007. The remaining $200,000 is payable when the Company obtains financing of at least $3,500,000. In addition, the Company issued its former legal counsel a five-year warrant to purchase 75,000 shares of the Company’s stock at an exercise price of $1.25 and the Company gave them a first priority security interest in all of the Trademarks and associated goodwill owned by the Company.

At June 30, 2007, the Company owed $296,224 to an entity that is affiliated with its leading distributor under a credit facility used to fund production costs.  Sales to this distributor comprised approximately 60% and 53% of the Company’s revenues in the three and six months ending June 30, 2007.  As of the filing date of this report, the Company has reached an agreement in principle to acquire this distributor, subject to satisfactory due diligence and documentation.   Accordingly, there can be no assurance that this acquisition will be completed.  If the Company does acquire this distributor, it is anticipated that this payable will be included in the purchase consideration and will be paid off.

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

m)   Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. There were no transactions in other currencies during the three and six months ended June 30, 2007.  To the extent that the Company will incur transactions in foreign currencies such transaction will be translated into U.S. dollars as follows:

i.	monetary items at the rate prevailing at the balance sheet date;

ii.	non-monetary items at the historical exchange rate;

iii.	revenue and expense at the average rate in effect during the applicable accounting period.

n) New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS 159 and have not yet determined the potential impact, if any, on the financial statements.

4.    Share Capital

a)   Issued Shares

The par value of the common stock is $0.001 and the Company’s authorized capital is 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2007, there were 2,000,000 shares of preferred stock issued and outstanding, which are owned by officers of the Company.  This preferred stock is not convertible into common shares and has no preference rights, but each share is entitled to four votes.  The Certificate of Designation related to these shares has not been filed with the State of Nevada and these preferred shares will not have voting power until this filing is accomplished, which the Company expects will occur in the near term. As of June 30, 2007, there were 30,053,627 issued and outstanding shares of Common Stock, compared to 21,032,821 shares issued and outstanding as of December 31, 2006.

b)   Restricted Stock

The Company’s shares have been traded on the OTC Bulletin Board since August 17, 2004 and trades under the ticker symbol WYDY.OB.

At June 30, 2007, 12,039,685 shares of common stock were freely tradable and 18,013,942 shares of common stock were restricted for periods of up to two years.

c)   Stock and Warrants Issued

In the three months ended June 30, 2007, the Company issued (1) 1,131,166 restricted shares for cash valued at $570,000, (2) 4,500,000 unrestricted shares that, together with related options, were valued at the then-current market price for a total value of $3,450,000 in connection with extinguishment of $2,080,143 of long-term debt that had been in place since April 29, 2005, (3) 436,866 restricted shares for services valued at $220,110, and (4) 1,376,921 restricted shares as payments of amounts owed to certain individuals and entities valued at $688,461. The total of these issuances of common stock during the quarter was 7,444,953 shares valued at $4,928,571. Also during the quarter, 450,000 shares were cancelled at their par value.  Generally, the Company attempts to issue a sufficient number of shares to those receiving them for services, or for amounts owed to them, that equal the value of the service being rendered or the amount being paid in stock, resulting in no gain or loss for the transaction.  Other than the shares issued to extinguish the long-term debt, Stock issued in the three months ended June 30, 2007 was issued at an average of an approximately 30% discount to prevailing market at the time of issuance. The Company believes this discount to be reasonable given that the stock is restricted, the volatility of the stock price and the risk profile of the Company.

In connection with the financing package used to retire $2,080,143 in convertible long-term debt, the company issued 2,000,000 options to the New Investors to purchase Company stock at $0.50 per share that were valid from May 7, 2007 to July 7, 2007. The exercise of a portion of these options and the issuance of restricted common stock to them is included in item 4 of the preceding paragraph. Substantially ally of these options were exercised prior to June 30, 2007.  The options that were not utilized expired by their terms on July 7, 2007. On June 22, 2007, the Company granted to the same investor group options to purchase 500,000 shares at $0.50 that expire on August 22, 2007. None of these options were exercised as of June 30, 2007 and substantially all of these options were exercised subsequent to June 30, 2007.  In addition, options to purchase 1,700,000 shares were issued to officers of the Company and valued at approximately $500,000 using the Black Scholes method.  This amount was included as General and Administrative expenses in the financial statements presented herein.  Not counting the short-term options, options were granted during the quarter as follows:

	Shares	Average Exercise Price
Balance March 31, 2007	11,258,057	$1.52

Issued in three months ended June 30, 2007	1,700,000	$1.50

Balance June 30, 2007	12,958,057	$1.52

5.    Related Party Transactions

The Company signed agreements with two related parties, the brother and mother of an officer of the Company, to provide accounting, financial and systems design services. Under the terms of these agreements, the Company was committed to pay a total of $11,000 monthly to these two related parties, which the Company believes was a compensation level that was comparable to those of unaffiliated third parties of comparable qualifications, experience and training. These agreements were terminated in 2007.

As of June 30, 2007, officers of the Company had deferred salary of $203,124. See Note 12 for details of employment agreements.

One of the Company’s distributors is partly owned by the spouse of a member of the Company’s board of directors.  The Company believes that the terms and conditions of this business are arms-length and consistent with normal business practice.  In the quarter ending June 30, 2007, the Company received down payments on shipments of $22,000 and recognized $22,060 in revenue from shipments of product made to this distributor.  Approximately $75,000 in shipments to this distributor during the quarter will be recognized as revenue subsequent to June 30, 2007 when cash is collected against these shipments.

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

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the three and six months ended June 30, 2007 was $33,142 and $47,578.

Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2007 are as follows:

Twelve Months Ended June 30,
2008	$108,611
2009	103,065
2010	113,434
2011	117,405
2012	121,513
2013	10,155
Total minimum lease payments	$574,183

7.   Litigation

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On August 6, 2007, the Company filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated or (2) to allow us to conduct such discovery in the U.S. District Court regarding what we believe to be significant new evidence to have the award vacated.  Subsequently, the arbitrator refused to reopen the matter and the judge granted a motion for us to file an amended petition to allow for discovery in the U.S. District Court.

On May 8, 2007, the Company was served with a summons and complaint in a lawsuit filed in the San Diego Superior Court seeking judgment under a contract allegedly calling for the payment by the Company of $288,000, stock in the Company’s wholly-owned subsidiary, Who’s Your Daddy, Inc., a California corporation, plus a certain percentage of the revenues of that subsidiary. The Company is actively contesting these claims and has filed responses and counterclaims with the Court and is awaiting further action.

8.   Financing:

On August 31, 2006 the Company secured a revolving credit line of $250,000 for the production of its “King of Energy™” drinks with an entity affiliated with its largest distributor, who accounted for 60% and 53% of the Company’s net revenues for the three and six months ended June 30, 2007.  As of June 30, 2007, there was $296,223 outstanding on this line, with the entity providing the line approving the $46,223 in excess of the $250,000.  As of the filing date of this report, the Company has reached an agreement in principle to acquire this distributor, subject to satisfactory due diligence and documentation.   Accordingly, there can be no assurance that this acquisition will be completed.  If the Company does acquire this distributor, it is anticipated that this payable will be included in the purchase consideration and will be paid off.

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

On May 7, 2007, the Company reached an agreement with Around the Clock Partners, LP, Cohiba Partners Inc. and the investors identified on the signature pages to the Securities Purchase Agreement attached as Exhibit 10.1 to the Form 8-K filed by the Company with the Securities Exchange Commission on May 14, 2007 (the “New Investors”) whereby the Company assigned, and the New Investors assumed, the Company’s rights and obligations under the Securities Repurchase Agreement and, concurrently, the New Investors exercised their rights thereunder and purchased from the AJW Entities the Notes and Warrants in exchange for payment to the AJW Entities of $1,000,000 and the transfer to the AJW Entities of 2,000,000 shares of the Company’s common stock held by the New Investors, thereby retiring the Company’s short and long term debt obligations to the AJW Entities. The New Investors concurrently exchanged the Notes and Warrants with the Company for 4,500,000 shares of the Company's common stock and an option to purchase up to 2,000,000 shares of the Company's common stock at a purchase price of $0.50 per share, exercisable for sixty days after the closing of the financing, substantially all of which were exercised prior to June 30, 2006. On June 22, 2007, options for an additional 500,000 shares were issued at $0.50 per share, exercisable for sixty days, substantially all of which were exercised after June 30, 2007.

9.   Long-Term Debt

In connection with the financing agreement described in footnote 8, all $2,080,143 of long-term debt was retired on May 7, 2007, along with related warrants to purchase 876,170 shares of common stock.  The debt was retired through the issuance of 4,500,000 shares of the Company’s common stock and the 2,000,000 options mentioned above, which were together valued at the then-current market price of the stock for a total value of $3,450,000.  Of the difference between the market value of the stock and options and the carrying value of the debt, $169,857 was classified as Interest Expense and the remaining $1,200,000 was classified in Other Income/Expense as Loss on Use of Common Stock to Extinguish Debt.

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

At December 31, 2006, the Company had net operating loss carry-forwards for income tax purposes in excess of $12,000,000 and Section 179 carry-forwards in excess of $113,000. At June 30, 2007, the Company had a net operating loss carry-forward in excess of $14,000,000. Some of these carryovers are limited to being applied against specific Company operations.

12.   Executive Employment Agreements

Effective April 1, 2005, the Company entered into employment agreements with Edon Moyal, its CEO, and Dan Fleyshman, its President. The agreements are for a period of five years. Each executive is to receive annual cash compensation of $144,000 and 2.0% of the annual gross revenue of the Company, effective January 1, 2005. Additionally, each employment agreement provides for the issuance of three warrants, exercisable from months 13 to 60 of the employment agreement, with immediate vesting, as follows: one to purchase 1,000,000 shares of common stock at a price of $1.00, one to purchase 1,000,000 shares of common stock at a price of $1.50,   and one to purchase 1,000,000 shares of common stock at a price of $2.00. Additionally, each employment agreement provides for the issuance of 1,000,000 shares of voting preferred stock that cannot be converted to common shares in the Company with supermajority voting rights of four votes per share of such preferred stock.  This supermajority provision is not currently effective and will not be effective until the Company files the appropriate Certificate of Designation with the state of Nevada, which the Company intends to do.

Effective October 1, 2006, the Board of Directors voted to increase the annual salaries of Messrs. Moyal and Fleyshman to $216,000 each. In May 2007, the cashless exercise provision of the above warrants was removed, the expiration date of the warrants was extended to April 30, 2012, the gross revenue payments were removed and additional warrants were to be earned by them in lieu of the payments based on a percentage of gross revenues. The 100,000 options granted to each of Messrs Moyal and Fleyshman were valued at approximately $100,000 using the Black Scholes model for valuation, which was included as General and Administrative expense in the financial statements herein.

In December, 2005, the Company entered into an employment agreement with Reuven Rubinson effective June 1, 2005, the starting date of his employment with the Company as Chief Financial Officer. On May 9, 2007 the Company and Mr. Rubinson agreed to terminate his employment with the Company on a mutually agreeable basis. Under the terms of this agreement, Mr. Rubinson will receive $100,000 in cash paid out over a four-month period and will receive a cash payment of $10,000 when the Company achieves $10 million in cumulative revenues from inception, and $5,000 for each additional $10 million in revenues, up to a maximum of $80,000 paid to him upon attainment of $150 million in cumulative revenues. Mr. Rubinson will receive 132,000 restricted shares of common stock in payment of $66,000 in money owed to him by the Company, and the 525,000 options to purchase common stock previously granted to him are fully vested and exercisable until April 30, 2012. The Company agreed to register the common stock for these options with the next registration statement filed with the SEC.  The Company has not made all the payments required by this agreement and it is currently in default.

On May 9, 2007, the Company entered into a three-year employment agreement with John Moynahan as Senior Vice President and Chief Financial Officer. The agreement provides for an annualized salary of $100,000 until the Company raises an additional $4 million of equity capital or attains a revenue level of $1 million in a quarter (either being a “Trigger Event”), whichever comes first, and a salary of $199,500 thereafter, with the difference accruing and payable upon such Trigger Event. Mr. Moynahan was granted options to purchase: 250,000 shares vesting May 9, 2007 with a strike price of $1.00 per share; 250,000 shares vesting May 1, 2008 at a strike price of $1.00; 500,000 shares vesting May 1, 2009 at a strike price of $1.50 per share; and 500,000 shares vesting May 1, 2010 at a strike price of $2.00. All options vest upon a change in control of the Company and the Company has agreed to use its best efforts to register the shares for such options in a timely manner. The options granted to Mr. Moynahan were valued at $400,000 based on the Black Scholes model using factors present at the time of issuance and this amount is included as General and Administrative expense in the financial statements herein.  The full text of this employment agreement is filed with the Current Report on Form 8-K dated May 15, 2007

On June 23, 2006, the Company entered into a three-year employment agreement with Joseph Conte to become a Vice President of the Company. The agreement was effective May 1, 2006, the starting date of his employment with the Company. His annual compensation started at $48,000, increased to $96,000 on October 1, 2006 and increased to $144,000 on May 1, 2007. In addition, he receives $0.10 per case of our energy drink produced, based on his prior employment with the company that developed the formula for the energy drink, with that company’s fee being reduced accordingly. He will receive one five-year option to purchase 25,000 shares of the Company’s common stock, with an exercise price of $2.00 and immediate vesting, exercisable from months 13 to 60, when the Company’s cumulative net revenues reach $5,000,000 and another warrant for the purchase of an additional 25,000 shares at a strike price of $2.00 when the Company’s cumulative net revenues reach $10,000,000. Thereafter, he will receive warrants for the purchase of an additional 25,000 shares of the Company’s common stock for each additional $10,000,000 of Company cumulative net revenues. The full text of this employment agreement is filed with the Current Report on Form 8-K filed on June 29, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements. Please also refer to the Company’s most recent audited financial statements as filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2006.

Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the SEC, press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbour provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," “projects,” or similar variations of these words and expressions. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others: competitive pressures, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, generally accepted accounting principles, constantly changing technology and market acceptance of the Company's products and services. These risks and uncertainties should be considered in evaluating forward-looking statements, and the Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Amended Report on Form 10-QSB for Three and Six Months Ended June 30, 2007

The Report on Form 10-QSB for the three and six months ending June 30, 2007 was originally filed with the SEC on August 20, 2007 (“Original Filing”).  The Original Filing disclosed that the unaudited financial statements included in that report had not been reviewed by its independent public accounting firm under Statement of Auditing Standards No. 100 “Interim Financial Information” (“SAS 100 Review”) as is required by Item 310 of Regulation S-B.

On August 31, 2007, we filed a Report on Form 8-K in accordance with Item 4.02(b) “Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.”  In this filing, we reported that because the SAS 100 Review had not been completed at the time the Company filed the Original Filing, the Company's independent public accounting firm, Baum & Co., P.A. ("Baum & Co."), notified the Company on August 31, 2007 that the Original Filing and press releases announcing financial results for the second quarter should not be relied upon because based on the review thus far, adjustments to sales will be necessary. Due to the large volume of sales, production and equity transactions during the quarter ended June 30, 2007, the report noted that additional time is required for the Company to provide Baum & Co. with further documentation to complete its SAS 100 Review.

The differences between the financial statements included in the Original Filing and those contained in this Amended Report on Form 10-QSB for the Second Quarter (“Amended Filing”) are primarily attributable to four factors:

1.           The financial impacts from business activity with a distributor in San Diego were fully reversed because this distributor was unable to pay us for product purchased by them.  On September 4, 2007, we announced that we had signed a letter of intent to purchase this distributor and that we expected to reverse revenues by approximately $100,000 for the quarter ending June 30, 2007 (“Second Quarter”) when we filed an amended Report on Form 10-QSB for that quarter.  The acquisition of this distributor was subject to satisfactory due diligence and documentation.  Based on the results fo due diligence, we informed this distributor on October 12, 2005 that we were canceling the LOI and would not acquire them. We have taken back product from them with a wholesale value of approximately $50,000. The impact of these reversals on the income statement for the Second Quarter was to reduce Net Revenues by $117,420, reduce Cost of Goods Sold by $53,877, increase Bad Debt Expense by $53,877 to write off inventory sold by this Distributor that will not be returned, and increase Net Loss by $117,420.  The impact of these reversals on the balance sheet for the Second Quarter was to reduce Accounts Receivable by $117,420 and increase Accumulated Deficit by $117,420.

2.           We partially reversed financial impacts from business activity with a distributor, who is a related party, to the extent that we had not been paid by this distributor for product purchased by them.  The impact of these reversals on the income statement for the Second Quarter was to reduce Net Revenues by $75,060, reduce Cost of Goods Sold by $20,040 and increase Net Loss by $55,020.  The impact of these reversals on the balance sheet for the Second Quarter was to reduce Accounts Receivable by $75,060, increase Inventories by $20,040 and increase Accumulated Deficit by $55,020.

3.           A third-party distributor had paid a significant number of expenses on our behalf and these expenses had been underaccrued in the Original Filing.  Following a comprehensive review and reconciliation of these expenses, Sales and Marketing expenses and Net Loss for the Second Quarter were increased by $306,110.  By mutual agreement, the receivables and payables were netted.  The net impact of these additional expenses on the balance sheet for the Second Quarter was to reduce Accounts Receivable by $250,058 and increase Prepaid Expenses by $54,860, increase Accounts Payable by $110,912 and increase Accumulated Deficit by $306,110.  As of the filing date of this report, the Company has reached an agreement in principle to acquire this distributor, subject to satisfactory due diligence and documentation.  There can be no assurance that this acquisition can be completed.

4.           We changed the way we accounted for the retirement of convertible debt in the Second Quarter.  In the Original Filing, the issuance of 4,500,000 shares of the Company’s common stock, and related options to purchase 2,000,000 shares of common stock, was valued at the amount of the debt that was retired, or $2,080,143.  In the Amended Filing, the stock and options were valued at the then-current market price of the stock, for a total value of $3,450,000.  Of the difference between the market value of the stock and the carrying value of the debt, $169,857 was classified as Interest Expense and the remaining $1,200,000 was classified in Other Income/Expense as Loss on Use of Common Stock to Extinguish Debt.
.
The following reconciliation of the Income Statements from the Original Filing to the Amended filing shows the impacts of these four items for the three months ended June 30, 2007.  Of the $508,576 of increased loss in the “Other” column, $478,000 is attributable to the use of higher volatility rates in using the Black Sholes model to value options granted during the quarter.

	Original 10Q Filed 8/20/07	Remove Distributor (See #1 Above)	Adjust Distributor (See #2 Above)	Expenses Paid by Third Party (See #3 Above)	Retirement of Convert. Debt (See #4 Above)	Other (See Comment Above)	Amended 10Q Filed 10/1/07
Revenues, Net	$812,233	$(117,420)	$(75,060)	-	-	$9,718	$629,471
Cost of Goods Sold	450,706	(53,877)	(20,040)	-	-	(24,544)	352,245
Gross Margin	361,527	(63,543)	(55,020)	-	-	34,262	277,226
Operating Expenses
General and Admin.	539,130	53,877	-	-	-	414,575	1,007,582
Sales and Marketing	405,933	-	-	306,110	-	105,671	817,714
Provision for severance	100,000	-	-	-	-	-	100,000
Total Expenses	1,045,063	53,877	-	306,110	-	459,416	1,925,296
Operating Loss	(683,536)	(117,420)	(55,020)	(306,110)	-	(485,984)	(1,648,070)
Other Income/(Expense)
Loss on Common Stock
Used to Retire Debt	-	-	-	-	(1,200,000)	-	(1,200,000)
Interest Expense	(4,421)				(169,857)	(22,592)	(196,870)
Loss before Income Taxes	(687,957)	(117,420)	(55,020)	(306,110)	(1,369,857)	(508,576)	(3,044,940)
Provision for Income Taxes	-	-	-	-	-	-	-
Net Loss	$(687,957)	$(117,420)	$(55,020)	$(306,110)	$(1,369,857)	$(508,576)	$(3,044,940)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

Net Revenues: Revenues for the three months ended June 30, 2007 (“Current Period”) were $629,471, an increase of $484,732, or 335%, from the $144,739 in revenues realized for the three months ended June 30, 2006 (“Prior Period”). This increase was related to an increased sales staff, increased marketing activity and initial shipments to store chains in the Current Period.

In the fourth quarter of 2006, the Company conformed with Emerging Issues Task Force (“EITF”) No. 01-9 of the Financial Standards Accounting Board relating to its method of revenue presentation. This involved classifying promotional consideration provided to distributors as a reduction of revenues. For the first three quarters of 2006 in the expenses were shown in marketing expense. Since there was no change in net loss from conforming with EITF No. 01-9, the 10-Qs for the first three quarters of 2006 were not amended, although their presentation in the 2007 comparative statements herein will reflect this treatment.

Had the Company applied EITF 01-9 starting January 1, 2006, reported revenues, cost of sales, and gross margin by quarter would be as follows:

	Three Months Ended
	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07

Gross Revenues	$156,041	$171,995	$796,269	$264,944	$216,398	$798,045
Offsets to Revenues	(5,584)	(27,256)	(142,152)	(47,130)	(82,584)	(168,574)
Net Revenues	150,457	144,739	654,107	217,814	133,814	629,471

Cost of Goods Sold	88,770	78,746	352,593	155,532	90,501	352,245
Gross Margin - $	$61,687	$65,993	$301,514	$62,282	$43,313	$277,226
Gross Margin - %	34.0%	45.6%	46.1%	28.6%	32.4%	44.0%

Cost of Goods Sold/Gross Margin: Cost of Goods Sold was $352,245 in the Current Period, an increase of $273,499, or 347%, from  $78,746 in the Prior Period, primarily related to the increase in revenues. Gross margin for the Current Period was 44.0%, which was comparable to 45.6% for the Prior Period.

Operating Expenses: Overall operating expenses for the Current Period were $1,925,296, an increase of $1,246,773, or 184%, from  $678,523 in the Prior Period. This increase was primarily related to a $730,919 increase in Sales and Marketing expenses in the Current Period, or 842%, from $86,795 in the Prior Period to $817,714 in the Current Period, mostly related to increased sales staff and promotional programs to establish the brand and the product. General and Administrative expenses in the Current Period were $1,007,582, an increase of $415,854, or 70%, from $591,728 in the Prior Period.  This increase was primarily related to $500,000 accrued as expense for issuance of options in the Current Period with no comparable expense in the Prior Period. A severance provision was taken in the Current Period of $100,000 related to the termination of a senior member of management.

Other Income/(Expense):   During the Current Period, $2,080,143 of long-term debt was retired through the issuance of 4,500,000 shares of the Company’s common stock and options to purchase 2,000,000 shares, which were valued at the then-current market price of the stock for a total value of $3,450,000.  Of the difference between the market value of the stock and the carrying value of the debt, $169,857 was classified as Interest Expense and the remaining $1,200,000 was classified in Other Income/Expense as Loss on Use of Common Stock to Extinguish Debt.There was $9,001 of other income in the Prior Period compared to $0 of other income in the Current Period.

RESULTS OF OPERATIONS FOR THE SIX MONTHD MONTHS ENDED JUNE 30, 2007

Net Revenues: Revenues for the six months ended June 30, 2007 (“Current Period”) were $763,285, an increase of $468,503, or 159%, from the $294,782 in revenues realized for the six months ended June 30, 2006 (“Prior Period”). This increase was related to an increased sales staff, increased marketing activity and the initial shipments to store chains in the Current Period.

Cost of Goods Sold/Gross Margin: Cost of Goods Sold was $442,746 in the Current Period, an increase of $265,005, or 149%, from $177,741 in the Prior Period. Gross margin for the Current Period was 42.0%, compared to 39.7% for the Prior Period. At low revenue levels such as those experienced in the Prior Period, small changes in Cost of Goods Sold can have a material impact on gross margins as a percentage of sales.

Operating Expenses: Overall operating expenses for the Current Period were $2,861,049, an increase of $1,266,269, or 79%, from $1,594,780 in the Prior Period. This increase was primarily related to a $744,938 increase in marketing expenses in the Current Period, or 192%, from $403,049 in the Prior Period to $1,177,987 in the Current Period, mostly related to increased sales staff and promotional programs to establish the brand and the product. General and Administrative expenses in the Current Period were $1,583,062, an increase of $331,331, or 33%, from $1,191,731 in the Prior Period.  This increase was related to $500,000 accrued as expense for issuance of options in the Current Period with no comparable expense in the Prior Period. A severance provision was taken in the Current Period of $100,000 related to the termination of a senior member of management.

Other Income/(Expense): Interest expense was $230,438 in the Current Period, a decrease of $155,427, or 40%, from interest expense of $385,865 in the Prior Period, mostly related to lower average debt balances in the Current Period and the retirement of convertible debt during the Current Period.   During the Current Period, $2,080,143 of long-term debt was retired through the issuance of 4,500,000 shares of the Company’s common stock and options to purchase 2,000,000 shares, which were valued at the then-current market price of the stock for a total value of $3,450,000.  Of the difference between the market value of the stock and the carrying value of the debt, $169,857 was classified as Interest Expense and the remaining $1,200,000 was classified in Other Income/Expense as Loss on Use of Common Stock to Extinguish Debt.There was $20,855 of other income in the Prior Period compared to $0 of other income in the Current Period.

Liquidity and Capital Resources

At June 30, 2007, we had a working capital deficit of $3,649,880 compared with $3,831,885 at December 31, 2006.  Included in these working capital deficits is a $1,790,000 arbitration award accrued in the quarter ending December 31, 2006 discussed in footnote 7 to the financial statements. For the most recent year ended December 31, 2006, we incurred a loss in the amount of $5,648,069 compared to a loss of $4,251,311 in 2005. These losses are attributable to organizational expenses, expenses associated with setting up a company structure and  implementing the first stage of our business plan, as well as the $1,790,000 arbitration award. We lost $3,970,948 in the six months ending June 30, 2007. We anticipate we will operate at a loss until additional funding is secured and increases in revenues are generated, depending upon the performance of the business.

We are currently pursuing debt and/or equity financings to fund short-term and long-term growth. The availability of  financings will depend on business conditions, stock market conditions, our ability to grow our business, and other factors. We are currently seeking to raise $5 million or more of equity capital, an amount we believe will be sufficient to accelerate the Company’s revenue growth and support that growth for approximately nine to twelve months.  With $5 million in equity capital, we expect net cash inflows from making and selling our products to be approximately $2.5 million, with approximately $5.5 million required for operating expenses, approximately $0.75 million needed for capital expenditures and promotional materials such as display refrigerators, and approximately $0.5 million needed for reductions in accounts payable, leaving approximately $0.75 million as contingency.  We believe that if we can obtain this level of funding and successfully grow our business, that we would be able to obtain approximately $10 million to $15 million in additional funding by the end of this nine to twelve month period to be used to continue growing the Company.

The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand new operations, increase marketing and sales efforts, demand for our new products, development and sale of new products and general business conditions. There can be no assurance we will be able to continue as a going concern or achieve material revenues or profitable operations.  We have reached agreements in principle to buy two distributors of our products, subject to completion of acceptable due diligence investigations and satisfactory documents.  Accordingly, there can be no assurance that this acquisition will be completed.  As currently structured, one distributor will be purchased by sharing profits from that distributor with the current owners of that distributor until they have received $100,000 in total, and the other distributor will be purchased using shares of our common stock.  We believe that these acquisitions will allow us to capture the additional margin from wholesale to retail prices and operate these distributors profitability.  These distributors currently do not distribute products other than our energy drinks, so the results of these operations will be directly dependent on the demand for our products.  While cash will not be used to acquire these distributors, there will be legal and accounting expenses associated with the acquisition and there can be no assurance that the businesses can be operated in the near future without requiring additional cash.

As of June 30, 2007, there were no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a)
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. These officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The Company intends to design and install effective controls in the fourth fiscal quarter of 2007.

In order to eliminate the manual creation of sales orders and to streamline the order fulfillment cycle, the Company implemented an Internal Database System in 2006. The system has no audit trail. Therefore, transactions can be changed after they are originally entered with no record of who made the change and when it was made. The consultant responsible for developing this system has been informed of this weakness by the Chief Financial Officer and is expected to implement appropriate action to correct this situation in the near future. Further, during this evaluation, the Chief Financial Officer became aware that certain procedures were followed inconsistently. Specifically, some sales orders were not invoiced on a timely basis and certain control checklists for distributors and orders were not utilized.

A significant number of purchases for the Company were made by third-parties on behalf of the Company and were therefore done outside the Company’s accounting system and controls.  These transactions have been extensively reviewed and management believes such purchases were properly made and are properly reflected in the Company’s accounting records.

The Chief Executive Officer, the Chief Financial Officer and the sales department have reviewed all the transactions for the quarter, prior to the completion of this report, and have determined that the information contained herein has been properly recorded. Accordingly, the Chief Executive Officer and the Chief Financial Officer believe that this review mitigates these weaknesses in disclosure controls and procedures.

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

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On August 6, 2007, the Company filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated or (2) to allow us to conduct such discovery in the U.S. District Court regarding what we believe to be significant new evidence to have the award vacated.  Subsequently, the arbitrator refused to reopen the matter and the judge granted a motion for us to file an amended petition to allow for discovery in the U.S. District Court.

On May 8, 2007, the Company was served with a summons and complaint in a lawsuit filed in the San Diego Superior Court seeking judgment under a contract allegedly calling for the payment by the Company of $288,000, stock in the Company’s wholly-owned subsidiary, Who’s Your Daddy, Inc., a California corporation, plus a certain percentage of the revenues of that subsidiary. The Company is actively contesting these claims and has filed responses and counterclaims with the Court and is awaiting further action.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Changes in Securities

In the three months ended June 30, 2007, the Company issued (1) 1,131,166 restricted shares for cash valued at $570,000, (2) 4,500,000 unrestricted shares that, together with related options, were valued at the then-current market price for a total value of $3,450,000 in connection with extinguishment of $2,080,143 of long-term debt that had been in place since April 29, 2005, (3) 436,866 restricted shares for services valued at $220,110, and (4) 1,376,921 restricted shares as payments of amounts owed to certain individuals and entities valued at $688,461. The total of these issuances of common stock during the quarter was 7,444,953 shares valued at $4,928,571. Also during the quarter, 450,000 shares were cancelled at their par value.  Generally, the Company attempts to issue a sufficient number of shares to those receiving them for services, or for amounts owed to them, that equal the value of the service being rendered or the amount being paid in stock, resulting in no gain or loss for the transaction.  Other than the shares issued to extinguish the long-term debt, Stock issued in the three months ended June 30, 2007 was issued at an average of an approximately 30% discount to prevailing market at the time of issuance. The Company believes this discount to be reasonable given that the stock is restricted, the volatility of the stock price and the risk profile of the Company.

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

Who's Your Daddy, Inc.

Date: October 15, 2007	By:	/s/ Dan Fleyshman
Name: Dan Fleyshman Title: President