Form 10QSB
period 2007-09-30
Whos Your Daddy Inc
filed 2007-12-18
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 30, 2007, the Issuer had 5,276,019 shares of common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Who’s Your Daddy, Inc.
Quarterly Report on Form 10-QSB for the Three and Nine Months Ended September 30, 2007
Explanatory Notes

As set forth in the Report on Form 8-K filed on November 19, 2007, the Company concluded on November 14, 2007 that its accounting for the following items required changes to conform to applicable accounting guidelines and that these changes required the restatement of its consolidated financial statements.

1.	Convertible debt issued on April 27, 2005 ("Convertible Debt");
2.	Amendment of the conversion price on its convertible debt on December 5, 2006;
3.	Issuance of common stock and stock options to employees and consultants; and
4.	Retirement on May 7, 2007 of the Convertible Debt.

The impact of non-cash changes in accounting for this Convertible Debt required amendments to its financial statements for each of the years ended December 31, 2005 and 2006 and for each fiscal quarter from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2007.  These amendments are required to account for certain derivative liabilities contained in these instruments and the underlying change in the fair market value of these instruments during this period.

On December 5, 2006, the Company amended the conversion price per share on its Convertible Debt from $2.52 to $2.21.  Subsequently, the Company determined the amendment resulted in a material modification which required the application of extinguishment accounting.

During the years ended December 31, 2005 and 2006 and for the six months ended June 30 2007, the Company issued stock options and warrants issued to employees and consultants.  Options granted to consultants during 2005 were not expensed in accordance with accounting guidelines and non-cash expenses for options granted to employees during 2005 were not amortized and recognized over the remaining underlying service period starting January 1, 2006.

On May 7, 2007, the Company retired the Convertible Debt.  The Company’s original accounting for the three and six months ended June 30, 2007 did not consider the extinguishment of the underlying derivative liabilities.

The financial statements for the years ended December 31, 2005 and 2006 and each fiscal quarter since the issuance of the Convertible Debt on April 27, 2005 through their extinguishment during the three months ended June 30, 2007 should no longer be relied upon.

The Company has completed its analysis of the impact of above non-cash adjustments to its financial statements and it plans to file an amended Report on Form 10-K/A for the year 2006 as soon as possible.  The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein reflect the impact of the above items for the three and nine months ended September 30, 2006 and 2007.  The Consolidated Balance Sheets presented herein reflect such changes as of December 31, 2006 and September 30, 2007.  A summary of these non-cash changes to the financial statements presented herein is presented on the next page

(Remainder of Page Intentionally Blank)

Who’s Your Daddy, Inc.
Quarterly Report on Form 10-QSB for the Three and Nine Months Ended September 30, 2007
Explanatory Note

		Balance Sheet						Income Statement
					Stock &
					Additional						Cash	Non-Cash
		Current	Derivative	Long-term	Paid-in	Accumulated	Liab. &		Cost of	Operating	Interest	Interest	Net
	Assets	Liabilities	Liabilities	Debt	Capital	Defecit	Equity	Revenues	Sales	Expenses	& Other	& Other	Loss
As of Dec. 31, 2006
As Reported	$597,495	$4,242,141	$-	$2,080,143	$5,698,961	$(11,423,750)	$597,495
Non-cash changes-convert. debt			7,454,315	(713,135)		(6,741,180)	-
Non-cash changes-warrants					5,623,134	(5,623,134)	-
As Restated	$597,495	$4,242,141	$7,454,315	$1,367,008	$11,322,095	$(23,788,064)	$597,495

9 Months Ended Sept. 30, 2006 and as of Sept. 30, 2006
As Reported	$456,764	$3,134,450	$-	$1,750,000	$4,588,504	$(9,016,190)	$456,764	$948,889	$(530,384)	$(3,039,236)	$(511,981)	$-	$(3,132,712)
Non-cash changes-convert. debt			7,365,291	(962,044)		(6,403,247)	-					(1,726,077)	(1,726,077)
Non-cash changes-warrants					4,979,241	(4,979,241)	-			(2,042,490)			(2,042,490)
As Restated	$456,764	$3,134,450	$7,365,291	$787,956	$9,567,745	$(20,398,678)	$456,764	$948,889	$(530,384)	$(5,081,726)	$(511,981)	$(1,726,077)	$(6,901,279)

3 Months Ended Sept. 30, 2006
As Reported								$654,107	$(352,593)	$(1,444,641)	$(146,971)	$-	$(1,290,098)
Non-cash changes-convert. debt												(1,389,189)	(1,389,189)
Non-cash changes-warrants										(424,067)			(424,067)
As Restated								$654,107	$(352,593)	$(1,868,708)	$(146,971)	$(1,389,189)	$(3,103,354)

6 Months Ended June 30, 2007and as of June 30, 2007
As Reported	$743,817	$4,169,376	$-	$-	$11,837,267	$(15,262,826)	$743,817	$763,285	$(442,746)	$(2,861,049)	$(60,581)	$(1,369,857)	$(3,970,948)
Non-cash changes-convert. debt					4,729,113	(4,729,113)	-					(3,323,209)	(3,323,209)
Non-cash changes-warrants					6,348,184	(6,348,184)	-			(725,050)			(725,050)
Total Impact of non-cash charges					11,077,297	(11,077,297)	-	-	-	(725,050)	-	(3,323,209)	(4,048,259)
As Restated	$743,817	$4,169,376	$-	$-	$22,914,564	$(26,340,123)	$743,817	763,285	(442,746)	(3,586,099)	(60,581)	(4,693,066)	(8,019,207)

3 Months Ended Sept. 30, 2007								539,095	(303,438)	(1,849,149)	(22,892)	-	(1,636,384)

9 Months Ended Sept. 30, 2007	$980,994	$5,156,456	$-	$-	$23,801,045	$(27,976,507)	$980,994	$1,302,380	$(746,184)	$(5,435,248)	$(83,473)	$(4,693,066)	$(9,655,591)

Index to Quarterly Report on Form 10-QSB
for the Three and Nine Months Ended September 30, 2007

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
In their report for the year ended December 31, 2006, the Company's auditors raised substantial doubt as to the ability of the Company to continue as a going concern.

Who’s Your Daddy, Inc.
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006

	September 30,	December 31,
Assets	2007	2006
	(Unaudited)	(Unaudited)
Current Assets
Cash	$4,625	$5,459
Accounts Receivable, net	262,665	12,617
Inventories	330,585	244,541
Loans Receivable	23,262	13,025
Prepaid Expenses	131,067	134,614
Total Current Assets	752,204	410,256

Fixed Assets, net of accumulated decpreciation of $38,993 and $26,742	75,415	46,989

Non-Current Assets
Trademarks	117,040	86,401
Other	36,335	53,849
Total Non-Current Assets	153,375	140,250
Total Assets	$980,994	$597,495

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts Payable	$847,940	$552,832
Accrued Expenses	581,354	565,082
Reserve for Arbitration Award	1,790,000	1,790,000
Due to Officers' and Related Parties	1,400,781	766,875
Loans Payable	536,381	567,352
Total Current Liabilities	5,156,456	4,242,141

Non-Current Liability
Derivative Liabilities	-	7,454,315
Long-Term Debt, Net of Current Portion	-	1,367,008
Total Liabilities	5,156,456	13,063,464

Stockholders’ Equity
Preferred Stock - 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Common Stock – $0.001 Par Value. 100,000,000 Shares Authorized, 5,264,230 and 3,505,470 Shares Issued and Outstanding as of September 30, 2007 and December 31, 2006, respectively	5,264	3,505
Additional Paid-in Capital	23,793,781	11,316,590
Accumulated Deficit	(27,976,507)	(23,788,064)
Total Stockholders’ Equity	(4,175,462)	(12,465,969)

Total Liabilities and Stockholders’ Deficiency	$980,994	$597,495

(The accompanying notes are an integral part of these financial statements)

Index

Who’s Your Daddy, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Revenues, Net of Promotional Costs	$539,095	$654,107	$1,302,380	$948,889
Cost of Goods Sold	303,438	352,593	746,184	530,384
Gross Margin	235,657	301,514	556,196	418,505
	43.7%	46.1%	42.7%	44.1%
Operating Expenses
General and Administrative	937,931	1,436,376	3,346,043	4,246,345
Sales and Marketing	911,218	432,332	2,089,205	835,381
Total Expenses	1,849,149	1,868,708	5,435,248	5,081,726

Operating Loss	(1,613,492)	(1,567,194)	(4,879,052)	(4,663,221)

Other Income/(Expense)
Loss on Use of Stock and Warrants to Extinguish Debt	-	-	(1,618,371)	-
Interest Expense - Cash	(22,892)	(146,971)	(83,473)	(532,836)
Interest Expense - Noncash		(1,389,189)	(3,074,695)	(1,726,077)
Other Income	-	-	-	20,855
Total Other Income/(Expense)	(22,892)	(1,536,160)	(4,776,539)	(2,238,058)

Loss before Provision for Income Taxes	(1,636,384)	(3,103,354)	(9,655,591)	(6,901,279)
Provision for Income Taxes	-	-	-	-

Net Loss	$(1,636,384)	$(3,103,354)	$(9,655,591)	$(6,901,279)

Basic
Loss per Share	$(0.32)	$(1.05)	$(2.18)	$(2.68)
Weighted Average Shares Outstanding	5,181,416	2,943,648	4,434,676	2,572,306

(The accompanying notes are an integral part of these financial statements)

Index

Who’s Your Daddy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended Sept. 30
	2007	2006
Cash Flows From Operating Activities
Net Loss for the Period	$(9,655,591)	$(6,901,279)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and Amortization	13,653	22,356
Allowance for Uncollectable Accounts	124,237	-
Stock and Warrants Issued to Extinguish Debt	1,618,371	-
Stock and Warrants Issued for Interest Expenses	188,472	17,120
Stock and Warrants Issued for Services and Other Expenses	2,069,135	2,899,304
Non-cash derivative interest expense	3,067,377	1,726,077
	(2,574,346)	(2,236,422)
Changes in Assets and Liabilities
Accounts Receivable	(250,048)	(64,821)
Inventories	(86,044)	(12,111)
Loans Receivable	(10,237)	(8,575)
Prepaid Expenses	3,547	(40,829)
Security Deposits & Other Assets	17,514	15,300
Accounts and Accrued Expenses Payable	311,380	1,058,660
Due to Officers and Related Parties	633,906	435,706
Prepaid Expense Paid by Issuing Stock & Other	81,867	25,566
Cash Used by Operations	$(1,872,461)	$(827,526)

Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(42,677)	$(1,807)
Expenses to Obtain or Protect Trademarks	(30,639)	(61,946)
Cash Used by Investing Activities	$(73,316)	$(63,753)

Cash Flows From Financing Activities
Stock Issued for Cash	1,378,600	$1,092,014
Capital Acquisition Costs	(37,940)	(65,000)
Proceeds from Other Loans	966,153	(186,453)
Loan Repayments - Other Loans	(361,870)	76,449
Cash Provided By Financing Activities	$1,944,943	$917,010

Change in Cash	(834)	25,731
Cash at Beginning of Period	5,459	2,977
Derivative Liabilities
Cash at End of Period	$4,625	$28,708

Other Cash Items
Cash Paid for Interest Expense	$60,137	$515,716
Cash Paid for Income Taxes	$-	$-
Items Not Requiring the Use of Cash
Stock and Warrants Issued for Services and Other Expenses	$2,069,135	$2,899,304
Stock Issued for Interest Expenses	$193,193	$17,120
Stock and Warrants Issued to Extinguish Debt	$1,618,371	.
Other Loans Converted to Stock	$764,195	$261,380
Conversion of Officer Loans to Stock	$66,000	$-
Conversion of Accounts Payable to Stock	$147,242	$-
Conversion of Accrued Salaries to Stock	$76,834	$-
Conversion of Production Loan to Stock	$257,515	$-

(The accompanying notes are an integral part of these financial statements)

Index

Who’s Your Daddy, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2007

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

The accompanying unaudited financial information of Who’s Your Daddy, Inc. as of September 30, 2007 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date, and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2006 that are included in our Report on Form 10-KSB. The balance sheet presented herein at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

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

The Company has incurred losses of $1,636,384 for the quarter ended September 30, 2007, $9,655,591 for the nine months ending September 30, 2007, $10,397,661 in the year ending December 31, 2006, an accumulated deficit of $27,976,507 since inception and has a working capital deficit of $4,404,252 as of September 30, 2007.

The future of the Company is dependent upon its ability to obtain financing and to achieve profitable operations. We are seeking to raise $5 million or more of additional capital to fund operational expenses, production and selling expenses. Should we be unsuccessful in obtaining additional funding, we may be unable to meet our cash flow requirements in the short term.

Exchange Transaction to Retire Callable Secured Convertible Notes (Restated)

On May 7, 2007, the Company reached an agreement with Around the Clock Partners, LP, Cohiba Partners Inc. (collectively “New Investors”) and the holders of $1,750,000 of the Company’s Callable Secured Convertible Notes (“Convertible Notes”), whereby the Company assigned, and the New Investors assumed, the Company’s rights and obligations under the Convertible Notes.  Concurrently, the New Investors exercised their rights and purchased the Convertible Notes together with 154,362 warrants to purchase common stock from the holders in exchange for payment of $1,000,000 and the transfer of 333,333 shares of the Company’s common stock held by the New Investors.  The New Investors concurrently exchanged the Convertible Notes and warrants with the Company for 750,000 shares of the Company's common stock and a call option to purchase up to 416,667 shares of the Company's common stock at a purchase price of $3.00 per share, exercisable for sixty days after the closing of the financing.

Index

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

Revenue is recognized when products are received by the customer and title passes to them.  While the Company holds trademarks on the name “Who’s Your Daddy ®” and is exploring opportunities for the licensing of its proprietary name “Who’s Your Daddy,” there were no licensing revenues in the first nine months of 2007.  Other than purchase orders for products, there were no shipments made under contracts.

In accordance with the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board, statement EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” slotting fees, buydowns, cooperative advertising and other reductions and incentives given by the Company to its customers are shown as a reduction of revenue, rather than as a cost of goods sold. This treatment was adopted in the quarter ended December 31, 2006.  Slotting fees are generally amortized over the life of the slotting agreement, typically one year.   In order to properly reflect this accounting treatment for the 2006 interim financial statements presented herein, appropriate reclassifications have been made to revenues and to sales and marketing expense from the Form 10-QSB filed with the Securities and Exchange Commission (“SEC”) for the three and nine months ending September 30, 2006. In addition, revenue in the three and nine months ending September 30, 2006 not directly related to the beverage business has been reclassified from Revenue to Other Income in the Statement of Operations presented herein.

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

Receivables are recorded net of any allowance for expected losses. Receivable balances are reviewed quarterly to determine if any allowance is required. At December 31, 2006, an allowance for doubtful accounts of $10,890 was recorded. In the nine months ended September 30, 2007, an additional $114,821 of bad debt expense was recorded, of which $53,877 was related to fully reserving accounts receivable related to a distributor that was unable to pay us for product purchased by them.   As of September 30, 2007, all doubtful accounts had been written off and the allowance for doubtful accounts was at a zero balance.

Index

e)	Concentration Risk

Revenues to one distributor accounted for approximately 25% and 41% of net revenues for the three and nine months ending September 30, 2007.  As of the filing date of this report, the Company has reached an agreement with this distributor to acquire the Company’s finished goods held by this distributor and to settle amounts owed to this distributor in stock (please see Footnote 13 – Subsequent Events)

f)	Long-Lived Assets

Fixed assets are recorded at cost. For book purposes, depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five years. Expenditures for maintenance and repairs are charged to operations as incurred.  The Company periodically reviews property, plant and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.  During the three and nine months ending September 30, 2007, no impairment was determined to have occurred.

g)	Intangible assets

Costs incurred in the registration of Trademarks are recorded at cost and not amortized. The Company periodically evaluates the carrying value of Trademarks and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.  During the three and nine months ending September 30, 2007, no impairment was determined to have occurred.

h)	Advertising

Advertising costs, which are included in Sales and Marketing expense, are expensed as incurred.  Advertising costs for the three and nine months ending September 30, 2007 were $5,625 and $16,725.

i)	Inventories

Inventories are valued using the average cost method and presented at the lower of cost or market value, including shipping and handling.

j)	Accounts Payable and Accrued Expenses

During the nine months ending September 30, 2007, the Company paid approximately $202,000 to the IRS for accrued federal payroll taxes and the Company is on an installment plan for payment of the approximately $13,000 remaining in such taxes.    Accounts Payable consists of trade accounts and detail on Accrued Expenses is as follows:

	Accrued Expenses
	As of 9/30/07	As of 12/31/06
Accrued Officer's Salary	$238,858	$159,968
Accrued Professional Fees	95,000	53,863
Accrued Interest	30,478	27,073
Accrued Taxes	83,365	232,344
Other	133,653	91,834
Total Accrued Expenses	$581,354	$565,082

k)	Loans Payable - Short-Term

In September 2006, the Company’s legal counsel at that time agreed to convert their account payable into a short-term loan of $300,000. $100,000 of this loan is payable in monthly installments, currently $7,500, with $52,000 due September 30, 2007. The Company has not paid this amount and is in default under this agreement.  The remaining $200,000 is payable when the Company obtains financing of at least $3,500,000. In addition, the Company issued its former legal counsel a five-year warrant to purchase 75,000 shares of the Company’s stock at an exercise price of $7.50 and the Company gave them a first priority security interest in all of the Trademarks and associated goodwill owned by the Company.

Index

At September 30, 2007, the Company owed $314,392 to an entity that is affiliated with its leading distributor under a credit facility used to fund production costs.  Sales to this distributor comprised approximately 25% and 41% of the Company’s revenues in the three and nine months ending September 30, 2007.  On December 7, 2007, the Company reached an agreement to settle this loan through the issuance of 345,486 shares of common stock, equivalent to $0.91 per share. (See Footnote  13 – Subsequent Events).

During the course of the third quarter and to the date of this report, a number of current investors headed by Cohiba Partners advanced approximately $1,337,850 to the Company to provide cash needed for operations, with $702,795 being due to those investors as of September 30, 2007.  $250,000 of this amount was done under the option granted on June 22, 2007, which resulted in the issuance of 83,333 post-split shares.  The investors provided notice to the Company on November 13, 2007 that, given the Company’s current cash position and ongoing cash requirements, they demanded that the Company convert the monies owed to them into common stock at $0.79 per share, which is the average thirty-day closing price for the period ending November 13, 2007.  The Company’s Board of Directors approved this conversion on November 13, 2007.

l)	Convertible Debt Issued April 27, 2005

On April 25, 2005 and October 5, 2005, the Company issued $1,250,000 and $500,000, respectively in callable secured convertible notes (“Convertible Notes”) both which contained an embedded conversion feature (“ECF”) together with warrants to purchase its common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” it was necessary to evaluate bifurcation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The ECF met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Convertible Notes were considered “conventional.” EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19,” defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. As a result of the ECF not being convertible into a fixed number of shares of stock and that the Company not ultimately knowing the number of common shares that could be issued upon exercise (no floor on the ECF) management determined the Convertible Notes were not “conventional”.

This caused the ECF of on the Convertible Notes to be classified as derivative financial instruments under SFAS No. 133. In addition, the warrants to purchase common stock issued with the Convertible Notes were also deemed to be classified as derivative instruments under SFAS No. 133 as a result of certain anti-dilution provisions within the warrant agreement. The accounting treatment for these financial instruments requires that the Company record the ECF and warrants as derivative liabilities on the balance sheet at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and have been classified in the consolidated balance sheets as long-term liabilities.

The Company accounted for the extinguishment of the Convertible Notes and warrants in accordance with Accounting Principles Board No. 26 (“APB 26”)  In accordance with the provisions of ABP 26, the Company recorded a non-cash loss on the extinguishment of the Convertible Notes, based on the difference between (a) the fair value of the common stock issued and the call option and (b) the difference between the carrying value and stated value of the Convertible Notes and fair value of the derivative liabilities.  The fair value of the common stock was determined based on the closing stock price on the date of the extinguishment.  The fair value of the call option was determined using the Black-Scholes option pricing model with the following assumptions:

Estimated fair value of underlying common stock	$4.38
Expected life (in years)	0.5
Risk-free interest rate	4.89%
Expected volatility	112.5%
Dividend yield	0%

Index

Derivative Financial Instruments

Derivative financial instruments, as defined in SFAS 133, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including convertible preferred stock, as debt financing arrangements and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by SFAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company estimates the fair values of its derivative financial instruments using the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's operating results will reflect the volatility in these estimate and assumption changes.

On April 25, 2005, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”) for the sale of up to (i) $3,750,000 in Convertible Notes and (ii) issuance of stock purchase warrants to buy 438,084 shares of common stock. Pursuant to the Securities Purchase Agreement, the Company also agreed to covenants regarding its business and the use of proceeds.

The Company issued Convertible Notes for gross proceeds $1,250,000 ($1,130,000 net of costs) together with warrants to purchase 146,028 shares of the Company's common stock at an exercise price of $9.00 per share. The Notes bear interest at 8% per annum, provided that no interest is due or payable for any month in which the Company’s stock price is greater than $8.03 for each intraday trading price for each trading day of the month. Any amount of principal or interest which is not paid when due bears interest at the rate of 15% per annum from the due date. The Notes mature three years from the date of issuance (April 25, 2008).

Effective as of October 5, 2005, the Company issued Convertible Notes for gross proceeds of $500,000 to the Investors together with warrants to purchase 8,333 shares of the Company’s common stock at an exercise price of $9.00 per share.  Both parties also agreed to amend the Securities Purchase Agreement which provided for the Company to limit the investment by the AJW Entities to $1,750,000 from the original $3,750,000.

The Company may prepay all or a portion of the principal outstanding under the Notes if no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $6.60 per share. In the event the market price is above $6.60, the Company may prepay all or a portion of the principal outstanding under the Notes if it makes an additional payment equal to the difference between the market price and $6.60 per share for the number of shares into which the Notes would convert.

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

The Convertible Notes are convertible into common stock, at the Investors’ option, at a conversion price equal to the lower of (i) $6.00 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock during the 20 trading days before, but not including, the conversion date.  There is no floor related to the conversion price.

On the date of issuance of the April 25, 2005 Convertible Notes, the estimated fair market value of the ECF and the warrants was $5,355,437 and $5,542,739, respectively. On the date of issuance of the October 5, 2005 Convertible Notes, the estimated fair market value of the ECF and the warrants was $617,785 and $169,945, respectively.

The recording of the fair value of the ECF and warrants reduced the carrying value of the April 25, 2005 and October 5, 2005 Convertible Notes to $0 and $0, respectively.  The excess value of the fair values of the ECF and warrants over the proceeds received from the April 25, 2005 and October 5, 2005 Convertible Notes of $9,768,176 and $787,730, respectively and were charged to interest expense in the statement of operations on the date of issuance.  Since the carrying amount for each of the Convertible Notes were reduced to $0, the Company recorded a discount on each tranche of Convertible Notes.  The accretion of the discount is being charged to interest expense over the term of the Convertible Notes. The fair value of the ECF and warrants were determined using the Black-Scholes option pricing model with the following assumptions at December 31, 2005

Index

Estimated fair value of underlying common stock	$5.40
Expected life (in years)	2.33 to 4.76
Risk-free interest rate	4.41%
Expected volatility	120.4%
Dividend yield	0%

The fair value of the ECF and warrants was $2,322,105 and $3,755,554, respectively at December 31, 2005.

m)	Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For the year ended December 31, 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The Company elected to adopt SFAS 123R using the “modified prospective application.” Under that method, compensation expense includes the fair value of new awards, modified awards and any unvested awards outstanding at January 1, 2006. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for 2005 and earlier years represents the cost of stock options and restricted stock awards determined in accordance with APB 25.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18 “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

n)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company had common stock equivalents that were anti-dilutive but were excluded from the loss per share computation since such common stock equivalents would reduce the lost per share.

o)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. There were no transactions in other currencies during the three and nine months ended September 30, 2007.

p)	New Accounting Standards

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

4.	Share Capital

a)	Reverse Split

On October 1, 2007, the Company's Board of Directors approved a one-for-six reverse split of its common stock, which was approved by a majority of the Company's shareholders in a shareholder consent as required by Nevada law.  The reverse split was effective as of October 30, 2007.  All shares and per share information presented herein reflects post-split amounts.

b)	Issued Shares

The par value of the common stock is $0.001 and the Company’s authorized capital is 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2007, there were 333,333 shares of preferred stock issued and outstanding, which are owned by officers of the Company.  This preferred stock is not convertible into common shares and has no preference rights, but each share is entitled to four votes.  The Certificate of Designation related to these shares has not been filed with the State of Nevada and these preferred shares will not have voting power until this filing is accomplished, which the Company expects will occur in the near term. As of September 30, 2007, there were 5,264,230 issued and outstanding shares of common stock, compared to 3,505,470 shares issued and outstanding as of December 31, 2006.

c)	Restricted Stock

The Company’s shares have been traded on the OTC Bulletin Board since August 17, 2004 and trades under the ticker symbol WYDI.OB.

Index

At September 30, 2007, 2,006,614 shares of common stock were freely tradable and 3,257,616 shares of common stock were restricted.

d)	Stock and Warrants Issued

In the three months ended September 30, 2007, the Company issued 143,333 restricted shares for cash valued at $593,600, the fair market value of the stock at the time the obligation to issue was incurred, and 111, 958 restricted shares for services valued at $394,725, and 1,376,921 restricted shares as payments of amounts owed to certain individuals and entities valued at $688,461. The total of these issuances of common stock during the quarter was 255,291 shares valued at $990,600.  Also during the quarter, 542 shares were repurchased by the Company for a value of $2,275, the fair market value of the shares at the time of repurchase.  Generally, the Company attempts to issue a sufficient number of shares to those receiving them for services, or for amounts owed to them, that equal the value of the service being rendered or the amount being paid in stock, resulting in no gain or loss for the transaction.

In connection with the financing package used to retire $2,080,143 in convertible long-term debt, the company issued 333,333 options to the New Investors to purchase Company stock at $3.00 per share that were valid from May 7, 2007 to July 7, 2007. The exercise of a portion of these options and the issuance of restricted common stock to them is included in item 4 of the preceding paragraph. Substantially all of these options were exercised prior to June 30, 2007.  The options that were not utilized expired by their terms on July 7, 2007. On June 22, 2007, the Company granted to the same investor group options to purchase 83,333 shares at $3.00 that expired on August 22, 2007. None of these options were exercised as of June 30, 2007 and substantially all of these options were exercised during July 2007.  In addition, warrants to purchase 9,167 shares at $9.00 were issued in exchange for services provided by three individuals.  There warrants were valued approximately $1,952 using the Black Scholes method.  This amount was included as General and Administrative expenses in the financial statements presented herein.  Options and warrants were granted during the quarter as follows:

	Shares	Average Exercise Price
Balance June 30, 2007	2,159,676	$9.12

Issued in three months ended September 30, 2007	9,167	$9.00

Balance September 30, 2007	2,168,843	$9.12

5.	Related Party Transactions

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

As of September 30, 2007, officers of the Company had deferred salary of $238,858.

One of the Company’s distributors is partly owned by the spouse of a member of the Company’s board of directors.  The Company believes that the terms and conditions of this business are arms-length and consistent with normal business practice.  The Company has placed approximately $23,000 of inventory, based on the Company’s cost, on consignment with this distributor.  This inventory will be realized as revenues when this inventory is sold to end customers by this distributor.

Index

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

The Company does not currently utilize any off-balance-sheet financing. Rent expense for the three and nine months ended September 30, 2007 was $35,417 and $81,442.

Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2007 are as follows:

Twelve Months Ended September 30,
2008	$108,611
2009	103,065
2010	113,434
2011	117,405
2012	121,513
2013	10,155
Total minimum lease payments	$574,183

7.	Litigation

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On August 6, 2007, the Company filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated or (2) to allow us to conduct such discovery in the U.S. District Court regarding what we believe to be significant new evidence to have the award vacated.  Subsequently, the arbitrator refused to reopen the matter and the judge granted a motion for us to file an amended petition to allow for discovery in the U.S. District Court.  This motion was filed on December 3, 2007.  The Company believes that it has solid grounds to contest this arbitration award for fraudulent conveyance, but until it can complete discovery and find support for these grounds, there can be no assurance that the Company’s belief will be supported from a legal standpoint.

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

8.	Line of Credit and Cash Advances:

On August 31, 2006 the Company secured a revolving credit line of $250,000 for the production of its “King of Energy™” drinks with an entity affiliated with its largest distributor, who accounted for 25% and 41% of the Company’s net revenues for the three and nine months ended September 30, 2007.  As of September 30, 2007, there was $314,392 outstanding on this line, with the entity providing the line approving the $64,392 in excess of the $250,000.  On December 7, 2007, the Company reached an agreement to settle this loan through the issuance of 345,486 shares of common stock, equivalent to $0.91 per share. (See Footnote  13 – Subsequent Events).  Sales to this distributor comprised approximately 25% and 41% of the Company’s revenues in the three and nine months ending September 30, 2007.

During the course of the third quarter and to the date of this report, a number of current investors headed by Cohiba Partners advanced approximately $1,337,850 to the Company to provide cash needed for operations, with $702,795 being due to those investors as of September 30, 2007.  $250,000 of this amount was done under the option granted on June 22, 2007, which resulted in the issuance of 83,333 shares of common stock.  The investors provided notice to the Company on November 13, 2007 that, given the Company’s current cash position and ongoing cash requirements, they demanded that the Company convert the monies owed to them into common stock at $0.79 per share, which is the average thirty-day closing price for the period ending November 13, 2007.  The Company’s Board of Directors approved this conversion on November 13, 2007.

Index

Details on loans and amounts due is as follows:

	Due to Officers and Related Parties
	As of 9/30/07	As of 12/31/06

Due to Officers	$47,731	$90,425
Due to Employees	-	76,000
Cash Advances from Investor Group	702,795	82,877
Due to Distributor for Production Loan Facility	314,392	186,450
Loan from Shareholder	100,000	100,000
Other Short-Term Loans	235,863	231,123
Total Due to Officers and Related Parties	$1,400,781	$766,875

	Loans	Payable
	As of 9/30/07	As of 12/31/06

Due to Former Law Firm	$262,500	$295,000
Due to Former Brand Management Company	222,352	222,352
Other Short-Term Loans	51,529	50,000
Total Due to Officers and Related Parties	$536,381	$567,352

9.	Long-Term Debt

In connection with the financing agreement described in footnote 8, all $2,080,143 of long-term debt was retired on May 7, 2007, along with related warrants to purchase 8,333 shares of common stock.  The debt was retired through the issuance of 750,000 shares of the Company’s common stock and the 333,333 options mentioned above, which were together valued at the then-current market price of the stock for a total value of $3,450,000.  Of the difference between the market value of the stock and options and the carrying value of the debt, $169,857 was classified as Interest Expense $1,618,371 was classified in Other Income/Expense as Loss on Use of Common Stock to Extinguish Debt.

10.	Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

	September 30, 2007	September 30, 2006
Statutory federal income tax rate	34%	34%
State Rate (Net of Federal Benefit)	6	6
Valuation allowance	(40)	(40)
Effective tax rate	-%	-%

The minimum annual state franchise tax in California is $800.

At December 31, 2006, the Company had net operating loss carry-forwards for income tax purposes in excess of $12,000,000 and Section 179 carry-forwards in excess of $113,000. At September 30, 2007, the Company had a net operating loss carry-forward in excess of $16,000,000. Some of these carryovers are limited to being applied against specific Company operations.

Index

12.	Executive Employment Agreements

Effective April 1, 2005, the Company entered into employment agreements with Edon Moyal, its CEO, and Dan Fleyshman, its President. The agreements are for a period of five years. Each executive is to receive annual cash compensation of  $144,000 and 2.0% of the annual gross revenue of the Company, effective January 1, 2005. Additionally, each employment agreement provides for the issuance of three warrants, exercisable from months 13 to 60 of the employment agreement, with immediate vesting, as follows: one to purchase 166,667 shares of common stock at a price of $6.00, one to purchase 166,667 shares of common stock at a price of $9.00, and one to purchase 166,667 shares of common stock at a price of $12.00. Additionally, each employment agreement provides for the issuance of 166,667 shares of voting preferred stock that cannot be converted to common shares in the Company with supermajority voting rights of four votes per share of such preferred stock.  This supermajority provision is not currently effective and will not be effective until the Company files the appropriate Certificate of Designation with the state of Nevada, which the Company intends to do.

Effective October 1, 2006, the Board of Directors voted to increase the annual salaries of Messrs. Moyal and Fleyshman to $216,000 each. In May 2007, the cashless exercise provision of the above warrants was removed, the expiration date of the warrants was extended to April 30, 2012, the gross revenue payments were removed and additional warrants were to be earned by them in lieu of the payments based on a percentage of gross revenues. The 16,667 options granted to each of Messrs Moyal and Fleyshman were valued at approximately $100,000 using the Black Scholes model for valuation, which was included as General and Administrative expense in the financial statements herein.

In December 2005, the Company entered into an employment agreement with Reuven Rubinson effective June 1, 2005, the starting date of his employment with the Company as Chief Financial Officer. On May 9, 2007 the Company and Mr. Rubinson agreed to terminate his employment with the Company on a mutually agreeable basis. Under the terms of this agreement, Mr. Rubinson will receive $100,000 in cash paid out over a four-month period and will receive a cash payment of $10,000 when the Company achieves $10 million in cumulative revenues from inception, and $5,000 for each additional $10 million in revenues, up to a maximum of $80,000 paid to him upon attainment of $150 million in cumulative revenues. Mr. Rubinson will receive 22,000 restricted shares of common stock in payment of $66,000 in money owed to him by the Company, and the 87,500 options to purchase common stock previously granted to him are fully vested and exercisable until April 30, 2012. The Company agreed to register the common stock for these options with the next registration statement filed with the SEC.  The Company has not made all the payments required by this agreement and it is currently in default.

On May 9, 2007, the Company entered into a three-year employment agreement with John Moynahan as Senior Vice President and Chief Financial Officer. The agreement provides for an annualized salary of $100,000 until the Company raises an additional $4 million of equity capital or attains a revenue level of $1 million in a quarter (either being a “Trigger Event”), whichever comes first, and a salary of $199,500 thereafter, with the difference accruing and payable upon such Trigger Event. Mr. Moynahan was granted options to purchase: 41,667 shares vesting May 9, 2007 with a strike price of $6.00 per share; 41,667 shares vesting May 1, 2008 at a strike price of $6.00; 83,333 shares vesting May 1, 2009 at a strike price of $9.00 per share; and 83,333 shares vesting May 1, 2010 at a strike price of $12.00. All options vest upon a change in control of the Company and the Company has agreed to use its best efforts to register the shares for such options in a timely manner. The options granted to Mr. Moynahan were valued at $400,000 based on the Black Scholes model using factors present at the time of issuance and this amount is included as General and Administrative expense in the financial statements herein.  The full text of this employment agreement is filed with the Current Report on Form 8-K dated May 15, 2007

On June 23, 2006, the Company entered into a three-year employment agreement with Joseph Conte to become a Vice President of the Company. The agreement was effective May 1, 2006, the starting date of his employment with the Company. His annual compensation started at $48,000, increased to $96,000 on October 1, 2006 and increased to $144,000 on May 1, 2007. In addition, he receives $0.10 per case of our energy drink produced, based on his prior employment with the company that developed the formula for the energy drink, with that company’s fee being reduced accordingly. He will receive one five-year option to purchase 4,167 shares of the Company’s common stock, with an exercise price of $2.00 and immediate vesting, exercisable from months 13 to 60, when the Company’s cumulative net revenues reach $5,000,000 and another warrant for the purchase of an additional 4,167 shares at a strike price of $12.00 when the Company’s cumulative net revenues reach $10,000,000. Thereafter, he will receive warrants for the purchase of an additional 4,167 shares of the Company’s common stock for each additional $10,000,000 of Company cumulative net revenues. The full text of this employment agreement is filed with the Current Report on Form 8-K filed on June 29, 2006.

13.	Subsequent Events

During the course of the third quarter and to the date of this report, a number of current investors headed by Cohiba Partners advanced approximately $1,337,850 to the Company to provide cash needed for operations, with $702,795 being due to those investors as of September 30, 2007.  $250,000 of this amount was done under the option granted on June 22, 2007, which will result in the issuance of 83,333 post-split shares.  The investors provided notice to the Company on November 13, 2007 that, given the Company’s current cash position and ongoing cash requirements, they requested that the Company convert the monies owed to them into common stock at $0.79 per share, which is the average thirty-day closing price for the period ending November 13, 2007.  The Company’s Board of Directors approved this conversion on November 13, 2007.   In total, this $1,337,850 will be converted into 1,460,354 post-split shares, at an average price of $0.92 per post-split share.  Following the issuance of these shares, there will be 6,724,584 shares issued and outstanding, with this group of investors receiving 22% of the outstanding shares following the issuance of these new shares.

On December 7, 2007, the Company reached an agreement with its largest distributor to purchase $402,358 of the Company’s finished products that had been purchased by this distributor in exchange for 443,505 shares of common stock, equivalent to $0.91 per share. On December 7, 2007, the Company reached an agreement to settle a total of $408,000 owed to this distributor for reimbursement of sales and marketing expense paid by this distributor, through the issuance of 449,725 shares of common stock, equivalent to $0.91 per share.   At September 30, 2007, the Company owed $314,392 to an entity that is affiliated with its leading distributor under a credit facility used to fund production costs.   On December 7, 2007, the Company reached an agreement to settle this loan through the issuance of 345,486 shares of common stock, equivalent to $0.91 per share. Sales to this distributor comprised approximately 25% and 41% of the Company’s revenues in the three and nine months ending September 30, 2007.

Index

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements. Please also refer to the Company’s most recent audited financial statements as filed with the SEC in the Company’s 10-KSB for the year ended December 31, 2006.

EFFECT OF CHANGES IN ACCOUNTING

As set forth in the Report on Form 8-K filed on November 19, 2007, the Company concluded on November 14, 2007 that its accounting for the following items required changes to conform to applicable accounting guidelines and that these changes required the restatement of its consolidated financial statements.

1.	Convertible debt issued on April 27, 2005 ("Convertible Debt");
2.	Amendment of the conversion price on its convertible debt on December 5, 2006;
3.	Issuance of common stock and stock options to employees and consultants; and
4.	Retirement on May 7, 2007 of the Convertible Debt.

The impact of non-cash changes in accounting for this Convertible Debt required amendments to its financial statements for each of the years ended December 31, 2005 and 2006 and for each fiscal quarter from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2007.  These amendments are required to account for certain derivative liabilities contained in these instruments and the underlying change in the fair market value of these instruments during this period.

On December 5, 2006, the Company amended the conversion price per share on its Convertible Debt from $2.52 to $2.21.  Subsequently, the Company determined the amendment resulted in a material modification which required the application of extinguishment accounting.

During the years ended December 31, 2005 and 2006 and for the six months ended June 30 2007, the Company issued stock options and warrants issued to employees and consultants.  Options granted to consultants during 2005 were not expensed in accordance with accounting guidelines and non-cash expenses for options granted to employees during 2005 were not amortized and recognized over the remaining underlying service period starting January 1, 2006.

On May 7, 2007, the Company retired the Convertible Debt.  The Company’s original accounting for the three and six months ended June 30, 2007 did not consider the extinguishment of the underlying derivative liabilities.

The financial statements for the years ended December 31, 2005 and 2006 and each fiscal quarter since the issuance of the Convertible Debt on April 27, 2005 through their extinguishment during the three months ended June 30, 2007 should no longer be relied upon.

The Company has completed its analysis of the impact of above non-cash adjustments to its financial statements and it plans to file an amended Report on Form 10-K/A for the year 2006 as soon as possible.  The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein reflect the impact of the above items for the three and nine months ended September 30, 2006 and 2007.  The Consolidated Balance Sheets presented herein reflect such changes as of December 31, 2006 and September 30, 2007.  A summary of these non-cash changes to the financial statements presented herein is presented on below:

		Balance Sheet						Income Statement
					Stock &
					Additional						Cash	Non-Cash
		Current	Derivative	Long-term	Paid-in	Accumulated	Liab. &		Cost of	Operating	Interest	Interest	Net
	Assets	Liabilities	Liabilities	Debt	Capital	Defecit	Equity	Revenues	Sales	Expenses	& Other	& Other	Loss
As of Dec. 31, 2006
As Reported	$597,495	$4,242,141	$-	$2,080,143	$5,698,961	$(11,423,750)	$597,495
Non-cash changes-convert. debt			7,454,315	(713,135)		(6,741,180)	-
Non-cash changes-warrants					5,623,134	(5,623,134)	-
As Restated	$597,495	$4,242,141	$7,454,315	$1,367,008	$11,322,095	$(23,788,064)	$597,495

9 Months Ended Sept. 30, 2006 and as of Sept. 30, 2006
As Reported	$456,764	$3,134,450	$-	$1,750,000	$4,588,504	$(9,016,190)	$456,764	$948,889	$(530,384)	$(3,039,236)	$(511,981)	$-	$(3,132,712)
Non-cash changes-convert. debt			7,365,291	(962,044)		(6,403,247)	-					(1,726,077)	(1,726,077)
Non-cash changes-warrants					4,979,241	(4,979,241)	-			(2,042,490)			(2,042,490)
As Restated	$456,764	$3,134,450	$7,365,291	$787,956	$9,567,745	$(20,398,678)	$456,764	$948,889	$(530,384)	$(5,081,726)	$(511,981)	$(1,726,077)	$(6,901,279)

3 Months Ended Sept. 30, 2006
As Reported								$654,107	$(352,593)	$(1,444,641)	$(146,971)	$-	$(1,290,098)
Non-cash changes-convert. debt												(1,389,189)	(1,389,189)
Non-cash changes-warrants										(424,067)			(424,067)
As Restated								$654,107	$(352,593)	$(1,868,708)	$(146,971)	$(1,389,189)	$(3,103,354)

6 Months Ended June 30, 2007and as of June 30, 2007
As Reported	$743,817	$4,169,376	$-	$-	$11,837,267	$(15,262,826)	$743,817	$763,285	$(442,746)	$(2,861,049)	$(60,581)	$(1,369,857)	$(3,970,948)
Non-cash changes-convert. debt					4,729,113	(4,729,113)	-					(3,323,209)	(3,323,209)
Non-cash changes-warrants					6,348,184	(6,348,184)	-			(725,050)			(725,050)
Total Impact of non-cash charges					11,077,297	(11,077,297)	-	-	-	(725,050)	-	(3,323,209)	(4,048,259)
As Restated	$743,817	$4,169,376	$-	$-	$22,914,564	$(26,340,123)	$743,817	763,285	(442,746)	(3,586,099)	(60,581)	(4,693,066)	(8,019,207)

3 Months Ended Sept. 30, 2007								539,095	(303,438)	(1,849,149)	(22,892)	-	(1,636,384)

9 Months Ended Sept. 30, 2007	$980,994	$5,156,456	$-	$-	$23,801,045	$(27,976,507)	$980,994	$1,302,380	$(746,184)	$(5,435,248)	$(83,473)	$(4,693,066)	$(9,655,591)

Index

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Net Revenues: Revenues for the three months ended September 30, 2007 (“Current Period”) were $539,095, a decrease of $115,012, or 18%, from the $654,107 in revenues realized for the three months ended September 30, 2006 (“Prior Period”).  This decrease was primarily attributable to constrained liquidity in the Current Period that reduced the number of salespeople available to work with distributors and did not allow the Company to pay cash slotting fees to obtain shelf space during the quarter.

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

Had the Company applied EITF 01-9 starting January 1, 2006, reported revenues, cost of sales, and gross margin by quarter would be as follows:

	Three Months Ending
	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07
Gross Revenues	$171,995	$796,259	$270,528	$216,398	$798,045	$688,863
Offsets to Revenues	(27,256)	(142,152)	(52,714)	(82,584)	(168,574)	(149,768)
Net Revenues	144,739	654,107	217,814	133,814	629,471	539,095
Cost of Goods Sold	78,746	352,593	155,532	90,501	352,245	303,438
Gross Margin - $	$65,993	$301,514	$62,282	$43,313	$277,226	$235,657
Gross Margin - %	45.6%	46.1%	28.6%	32.4%	44.0%	43.7%

Cost of Goods Sold/Gross Margin: Cost of Goods Sold was $303,438 in the Current Period, a decrease of $49,155, or 14%, from $352,593 in the Prior Period, primarily related to the decrease in revenues. Gross margin for the Current Period was 43.7%, which was just under the 46.1% for the Prior Period.

Operating Expenses: Overall operating expenses for the Current Period were $1,849,149, a decrease of $19,559, or 1%, from  $1,868,708  in the Prior Period. This increase was primarily related to a $478,886 increase in Sales and Marketing expenses in the Current Period, or 111%, from $432,332 in the Prior Period to $911,218 in the Current Period, mostly related to increased promotional programs to establish the brand and the product. General and Administrative expenses in the Current Period were $937,931, a decrease of $498,445, or 35%, from $1,436,376 in the Prior Period.  This decrease was primarily related to reduced expenses related to cash constraints and reduced use of stock for services.

Other Income/(Expense): In May 2007, $2,080,143 of long-term debt was retired that was issued in 2005.  Accordingly, cash interest expense was reduced by $124,079, or 84%, from $146,971 in the Prior Period to $22,892 in the Current Period.  Non-cash interest expense related to derivative liabilities were $0 in the Current Period, a decrease of $1,389,189, or 100%, from $1,389,189 in the Prior Period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Revenues: Revenues for the nine months ended September 30, 2007 (“Current Period”) were $1,302,380, an increase of $353,491, or 37%, from the $948,889 in revenues realized for the nine months ended September 30, 2006 (“Prior Period”). This increase was related to an increased sales staff, increased marketing activity and the initial shipments to store chains in the Current Period.

Cost of Goods Sold/Gross Margin: Cost of Goods Sold was $746,184 in the Current Period, an increase of $215,800, or 41%, from $530,384 in the Prior Period. Gross margin for the Current Period was 42.7%, which is just under 44.1% for the Prior Period.

Index

Operating Expenses: Overall operating expenses for the Current Period were $5,435,248, an increase of $353,552, or 7%, from $5,081,726 in the Prior Period. This increase was primarily related to a $1,253,824 increase in marketing expenses in the Current Period, or 150%, from $835,381 in the Prior Period to $2,089,205 in the Current Period, mostly related to increased sales staff and promotional programs to establish the brand and the product. General and Administrative expenses in the Current Period were $3,346,043, a decrease of $900,302, or 21%, from $4,246,345 in the Prior Period.

Other Income/(Expense):  Cash interest expense was $83,473 in the Current Period, a decrease of $449,363, or 84%, from cash interest expense of $532,836 in the Prior Period, mostly related to lower average debt balances in the Current Period and the retirement of convertible debt during the Current Period.   During the Current Period, $2,080,143 of long-term debt was retired through the issuance of 750,000 shares of the Company’s common stock and options to purchase 333,333 shares, which were valued at the then-current market price of the stock for a total value of $3,450,000.  Of the difference between the market value of the stock and the carrying value of the debt, $169,857 was classified as Interest Expense and the remaining $1,618,371 was classified in Other Income/Expense as Loss on Use of Common Stock to Extinguish Debt. There was $20,855 of other income in the Prior Period compared to $0 of other income in the Current Period.

Liquidity and Capital Resources

At September 30, 2007, we had a working capital deficit of $4,304,252 compared with $3,831,885 at December 31, 2006.  Included in these working capital deficits is a $1,790,000 arbitration award accrued in the quarter ending December 31, 2006 discussed in footnote 7 to the financial statements. These losses are attributable to organizational expenses, expenses associated with setting up a company structure and  implementing the first stage of our business plan, as well as the $1,790,000 arbitration award. We lost $9,978,416 in the nine months ending September 30, 2007. We anticipate we will operate at a loss until additional funding is secured and increases in revenues are generated, depending upon the performance of the business.

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

The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand new operations, increase marketing and sales efforts, demand for our new products, development and sale of new products and general business conditions. There can be no assurance we will be able to continue as a going concern or achieve material revenues or profitable operations.  We have reached agreements in principle to buy one distributor of our products, subject to completion of acceptable due diligence investigations and satisfactory documents.   We believe that this acquisition will allow us to capture the additional margin from wholesale to retail prices and operate these distributors profitability.  This distributor currently does not distribute products other than our energy drinks, so the results of these operations will be directly dependent on the demand for our products.  While cash will not be used to acquire this distributor, there will be legal and accounting expenses associated with the acquisition and there can be no assurance that the businesses can be operated in the near future without requiring additional cash.

As of September 30, 2007, there were no off-balance sheet arrangements.

Index

Item 3. Controls and Procedures

(a)
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. These officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The Company intends to design and install effective controls in the fourth fiscal quarter of 2007.

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

A significant number of purchases for the Company were made by third parties on behalf of the Company and were therefore done outside the Company’s accounting system and controls.  These transactions have been extensively reviewed and management believes such purchases were properly made and are properly reflected in the Company’s accounting records.

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

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On August 6, 2007, the Company filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated or (2) to allow us to conduct such discovery in the U.S. District Court regarding what we believe to be significant new evidence to have the award vacated.  Subsequently, the arbitrator refused to reopen the matter and the judge granted a motion for us to file an amended petition to allow for discovery in the U.S. District Court.  This motion was filed on December 3, 2007.  The Company believes that it has solid grounds to contest this arbitration award for fraudulent conveyance, but until it can complete discovery and find support for these grounds, there can be no assurance that the Company’s belief will be supported from a legal standpoint.

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

Index

Item 2. Unregistered Sales of Securities and Use of Proceeds

Changes in Securities

In the three months ended September 30, 2007, the Company issued 143,333 restricted shares for cash valued at $593,600, the fair market value of the stock at the time the obligation to issue was incurred, and 111, 958 restricted shares for services valued at $394,725, and (4) 1,376,921 restricted shares as payments of amounts owed to certain individuals and entities valued at $688,461. The total of these issuances of common stock during the quarter was 255,291 shares valued at $990,600.  Also during the quarter, 542 shares were repurchased by the Company for a value of $2,275, the fair market value of the shares at the time of repurchase.  Generally, the Company attempts to issue a sufficient number of shares to those receiving them for services, or for amounts owed to them, that equal the value of the service being rendered or the amount being paid in stock, resulting in no gain or loss for the transaction.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to the Resolution of the Board of Directors on October 1, 2007 to effect a 1:6 reverse split of the common stock of Who’s Your Daddy, Inc., 17,622,620 shares voted in favor of the reverse split out of 30,901,127 shares eligible to vote as of September 30, 2007 per records of the Company’s stock transfer agent.  The final vote was tallied on October 12, 2007.  Accordingly, 57.0% of shares eligible to vote voted in favor of the reverse split and the reverse split was thus approved by a consent of a majority of shareholders.

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

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Who's Your Daddy, Inc.

Date: December 17, 2007	By:	/s/ Dan Fleyshman
Name: Dan Fleyshman
Title: President