Form 10KSB
period 2007-12-31
Whos Your Daddy Inc
filed 2008-05-12
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

[  ]  Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from  __________ to __________.

Commission file number: 0-33519

WHO’S YOUR DADDY, INC.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [    ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [X ]

State issuer’s revenues for its most recent fiscal year: $981,919

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 15, 2008, was $2,496,309.

As of April 15, 2008, there were outstanding an aggregate of 10,028,233 shares of common stock, $0.001 par value per share. As of April 15, 2008, the registrant had 333,333 shares of preferred stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:  Yes [  ]   No [X]

WHO’S YOUR DADDY, INC.
Index to Annual Report on Form 10-KSB
For the Year Ended December 31, 2007

		Page
Part I

Item 1	Description of Business	1
Item 2	Description of Property	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	5

Part II

Item 5	Market for Common Equity and Related Stockholder Matters	5
Item 6	Management's Discussion and Analysis or Plan of Operation	7
Item 7	Financial Statements	23
Item 8	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	24
Item 8A(T)	Controls & Procedures	24

Part III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	26
Item 10	Executive Compensation	28
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item 12	Certain Relationships and Related Transactions	29
Item 13	Exhibits and Reports on Form 8-K	30
Item 14	Principal Accountant Fees and Services	31

Exhibits		30

Signatures		32

Certifications

FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “ Exchange Act ”). All statements other than statements of historical facts contained in this Report, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and consumer trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Report. These risks are not exhaustive. Other sections of this Report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Factors that might cause or contribute to such differences include, among others: competitive pressures, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, generally accepted accounting principles, constantly changing technology and market acceptance of the Company's products and services. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

The Company

Who’s Your Daddy, Inc. (the “Company”) develops, produces, markets and distributes its King of Energy™ energy drinks under its proprietary, trademark-protected name, Who’s Your Daddy®.

Description of Business

Who’s Your Daddy® King of Energy™ Energy Drinks

The business strategy behind our King of Energy™ energy drinks focuses on maintaining the edge, energy and humor behind our brand, while continuing to build brand awareness and recognition. Our target market includes young adults who seek alternatives to bad tasting energy drinks, coffee and other stimulants. As part of our strategy, we have developed products and events that appeal to this group, and we continue to assess opportunities to expand our product lines and distribution worldwide. Our King of Energy™ energy drinks are designed to be positioned within mass-market retail outlets, offering high-quality, cutting-edge products with eye-catching packaging.

Our King of Energy™ energy drinks come in two flavors and four distinct formulas. We have Regular and Sugar-Free versions of our unique cranberry-pineapple flavor, which we started shipping in the third quarter of 2005, and Regular and Sugar-Free versions of our Green Tea flavor. We introduced our Regular Green Tea beverage in July, 2006, and ours is one of the first Green Tea beverages for the energy drink market. In February, 2007, we began shipping our Sugar-Free Green Tea flavored beverage. For this product, we are targeting women and the more mature generation who are interested in the anti-oxidants, cleansing and weight loss features of Green Tea. This expands the scope of retailers who can carry our products, since many Green Tea retailers do not carry energy drinks.

After testing and experimenting with flavors and taking approximately 50 different formulas through “blind” taste tests, we selected the Cranberry-Pineapple flavor for our flagship product. By far, this formulation was found to enjoy the broadest consumer appeal with the target demographic group due to its appealing taste, the lack of typical “after-taste,” and by providing a solid “hook” for the consumer and retailer. In 2007, we distributed 4 flavors of our King of Energy™ energy drinks – Cranberry-Pineapple in Regular and Sugar-Free and Green Tea in Regular and Sugar-Free. Unlike many of the other energy drinks on the market, our King of Energy™ energy drinks taste good and are similar to drinking a soda or fruit punch. Formulated with taurine and caffeine, our energy drinks are designed to energize and improve mental performance while increasing concentration, alertness and physical endurance.

In February 2008, we expanded our sales programs to include the United States military, with the objective of supplying our King of Energy™ energy drinks to at least 20 military bases by the end of 2008.  In this effort, we intend to produce a commemorative can acknowledging the Army, Navy, Air Force, Marine Corps and Coast Guard. A portion of the proceeds from our commemorative cans will be donated to Fisher House, a non-profit organization providing housing to families of injured soldiers requiring specialized, extended away care, and the Wounded Warriors Project, a non-profit organization helping severely injured service members to aid and assist each other through unique programs and services meeting special needs.

We are actively developing new flavors of our King of Energy™ energy drinks. In November 2007, we announced the development of our concentrated 2 ounce, sugar-free energy “shot” with antioxidants, pomegranate extract, caffeine, taurine, guarana, ginseng and a vitamin B complex. In addition, we are currently developing a pomegranate-acai juice product. We will introduce new products gradually as we gain control of more shelf space and geographic distribution, capitalizing on economies of scale.

Marketing and Distribution

We produce our King of Energy™ energy drinks at facilities utilized by known national brands such as 7-UP®, RC Cola® and Pepsi®.  We also utilize premier American canners – Ball Corporation on the west coast and Rexam Beverage Can Company on the east coast.

We have established distribution agreements with some of the largest and most respected beer and beverage distributors in the United States. Our energy drinks have received great reviews, from media to end users, which has supported our signing on new distributors and retailers. Existing and new strategic relationships play a large role in our expansion, and we are strategically selective in building our distribution network. Our business strategy is to concentrate on a targeted geographic area focusing on California, Arizona, Nevada, Florida, Texas and the northeast United States.

Beverage companies much larger than our organization dictate the standards of production at our manufacturing facilities. This allows us to utilize the existing established high standards without the expenditure of funds on developing standards. Selection of bottlers is primarily governed by their capability to handle 16 ounce and 8.4 ounce cans, their proximity to our geographical markets of activity and available plant capacity, pricing, terms and storage facilities at the plant.

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

Some of our distributors have larger territories than others, giving them the ability to generate more revenue to the Company. Most distributors’ territory includes a portion of a state, which is where they regularly distribute their other products. A few distributors cover an entire state. However, we are not dependent on any one specific distributor as there are alternate sources in most areas.

Competition

The beverage industry is intensely competitive and significantly affected by new products introductions and other market activities of industry participants. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do. Our King of Energy™ energy drinks are subject to extensive competition by numerous domestic and foreign companies. Such competitors include Red Bull®, Rockstar®, Monster Energy® and Full Throttle® drinks, which are the industry leaders in sales, among many others.

Intellectual Property

We manufacture, promote and sell our King of Energy™ energy drinks under our trademark-protected brand, Who’s Your Daddy®.  Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can generally be renewed as long as the trademarks are in use.  We have developed and own the formula to all of the King of Energy™ flavors and our pomegranate energy “shot.”

Offices and Key Personnel

Our principal office is located at 5840 El Camino Real, Suite 108, Carlsbad, California 92008.  Our phone number is (760) 438-5470.  Dan Fleyshman is our President, Edon Moyal is our Chief Executive Officer and John Moynahan is our Chief Financial Officer.

Employees

As of March 31, 2008, we employed 7 persons, all of which were full-time. We utilize an outside workforce of brokers, consultants and independent sales representatives to assist us in penetrating the military, retail, vendor, warehouse and distributor networks. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory. Competition for qualified personnel in the industry in which we compete is intense, particularly with respect to sales and marketing personnel, and we expect that such competition will continue for the foreseeable future. In 2007, we implemented an Equity Incentive Plan which is used for granting stock options to employees as a means of attracting and keeping key individuals. We believe that our future success will depend, in large measure, on our ability to continue to attract, hire and retain qualified employees.

Corporate History

We were incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. and its wholly-owned subsidiary, WYD Acquisition Corp., a California corporation (the “Merger Sub”), completed and closed an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately held California corporation, whereby the Merger Sub merged with and into WYD. After the merger, the separate existence of the Merger Sub ceased and, as such, WYD continued its corporate existence as a direct, wholly-owned subsidiary of Snocone Systems, Inc. under the laws of the State of California.

The transaction was accounted for by our auditors as a reverse-acquisition because control of Snocone Systems, Inc. passed to WYD’s shareholders, and WYD was considered as the accounting acquirer and therefore its accounting history was carried forward as our history. On April 13, 2005, the shareholders of Snocone Systems, Inc. voted to change our name to Who’s Your Daddy, Inc.

After developing an energy drink, we changed our primary business to the manufacture, sale and distribution of ready-to-drink King of Energy™ beverages centered on our trademark-protected brand, Who’s Your Daddy®. Although our primary focus is to expand upon sales of our energy drinks, we are exploring opportunities for the licensing of our proprietary name Who’s Your Daddy® for products that can take advantage of this distinctive name, including related products such as energy bars and concentrated energy “shots.” We currently hold various trademark rights under the Who’s Your Daddy® name in the United States and Europe.

Research and Development

We did not incur any material research and development expenditures for the year ended December 31, 2007.

Government Regulation

The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labelling and ingredients of such products. California law requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While none of our products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether, or to what extent, a warning under this law would have an impact on costs or sales of our products.

Available Information

Our Internet addresses are www.whosyourdaddyinc.com and www.kingofenergy.com .   Information contained on our website is not part of this annual report filed on Form 10-KSB.  Our www.whosyourdaddyinc.com  website contains a link to the Commission website which lists our Commission filings. Our annual report on Form 10-KSB and quarterly reports on Form 10-QSB are available free of charge through this link as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real property. Our principal executive offices are located at a leased premise at 5840 El Camino Real, Suite 108, Carlsbad, CA 92008. We are leasing approximately 6,000 square feet under an agreement that commenced in March 2007 and expires in March 2012. Monthly payments under the lease are currently approximately $9,500, gradually increasing to approximately $10,100 over the next four years. Our leased space includes both offices and a warehouse and we consider it adequate for the operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On August 6, 2007, the Company filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  Subsequently, the arbitrator refused to reopen the matter and the judge granted a motion for us to file an amended petition to allow for discovery in the U.S. District Court. This motion was filed on December 3, 2007. The Company currently is engaged in the discovery process and believes that it has solid grounds to contest this arbitration award for fraudulent conveyance, but there can be no assurance that the Company’s belief will be supported from a legal standpoint.

On May 8, 2007, we were served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against the Company, Edon Moyal and Dan Fleyshman under a contract allegedly calling for the payment by the Company of $288,000, stock in the Company’s wholly-owned subsidiary, Who’s Your Daddy, Inc., a California corporation, plus a certain percentage of the revenues of that subsidiary. On February 1, 2008, we entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which the Company agreed to pay to the plaintiffs the sum of $252,000 under a payment schedule detailed therein. As security for the settlement payment, defendants Fleyshman and Moyal together pledged 319,294 shares of common stock in the Company owned and held by them.

On March 19, 2008, a complaint was filed against the Company by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,278.72 for unpaid shipping charges. The Company currently is assessing its options and possible defenses, and plans to timely file a response to the action.

On April 1, 2005, we received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that we were infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing. On April 7, 2006, we entered into a settlement agreement with Daddy pursuant to which we were granted an exclusive license to use our marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear. As part of the settlement, we also agreed to remit to Daddy 12% of the licensing revenues received from third parties who we granted sublicense to for use of the marks on clothing. We have not made any of the required payments under the settlement agreement.  On March 26, 2008, the each of the Company, Dan Fleyshman and Edon Moyal received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy. We are currently negotiating with Daddy to determine the amounts actually and properly owed by the Company under the settlement agreement.

Our agent for service of process is Joy Metzger, 5840 El Camino Real, Suite 108, Carlsbad, California 92008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 1, 2007, the Company’s Board of Directors approved a six to one reverse split of the Company’s stock, which was approved on October 12, 2007, by the direct consent of a majority of shares eligible to vote as of September 30, 2007.  The reverse split became effective on October 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted under the symbol “WYDI.OB” on the OTC Bulletin Board, which is a network of securities dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information.

The following table reflects on a per share basis the reported high and low bid prices of our Common Stock for each quarter for the period indicated as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.  The information provided in the table below reflects the per share price after taking into consideration the 6-for-1 reverse stock split of all of our outstanding common stock effective October 30, 2007.

YEAR ENDED DECEMBER 31, 2006

QUARTER ENDED	HIGH	LOW
March 31, 2006	$7.62	$4.08
June 30, 2006	$6.24	$2.10
September 30, 2006	$6.42	$2.28
December 31, 2006	$8.22	$4.20

YEAR ENDED DECEMBER 31, 2007

QUARTER ENDED	HIGH	LOW
March 31, 2007	$6.48	$3.21
June 30, 2007	$7.74	$3.72
September 30, 2007	$4.92	$1.62
December 31, 2007	$2.43	$0.18

Holders of Common Stock

According to the records of our transfer agent, Holladay Stock Transfer, and based on past results of proxy solicitations, the Company believes that as of April 15, 2008 there were approximately 1,200 holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. We have not paid dividends in prior years and have no plans to pay dividends in the near future. We intend to reinvest earnings in the continued development and operation of its business. Any payment of dividends would depend upon our growth, profitability, financial condition and such other factors as the board of directors (the “Board”) may deem relevant.

Reverse Stock Split

On October 1, 2007, the Board approved a 6-for-1 reverse stock split of all of our outstanding common and preferred stock. As a result of the reverse stock split, effective October 30, 2007, the number of outstanding common shares was reduced from 30,901,127 to 5,150,188, as of October 30, 2007, and the number of our outstanding preferred stock was reduced from 2,000,000 to 333,333. Upon the effectiveness of the reverse stock split, our trading symbol changed from “WYDY” to “WYDI”. All references to our common stock in the balance of this Report have been restated to reflect the reverse stock split.

Sales of Unregistered Securities

During the year ended December 31, 2007, we issued: (1) 2,220,922 restricted shares to various investors for cash under the general exemption provided by section 4(2) of the Securities Act; (2) 178,852 restricted shares for services and operating expenses; (3) 750,000 restricted shares together with 333,333 options at $3.00 per share for extinguishment of debt; (4) 893,236 restricted shares for conversion of accounts payable and loans into common stock, and (5) 443,505 restricted shares to repurchase inventory from a distributor.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of December 31, 2007. The table includes the 2007 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
	(a)		(b)	(a))
				(c)
Equity compensation plans approved by security holders	0		0	833,334
Equity compensation plans not approved by security holders	2,434,177		$8.28	N/A
TOTAL	2,434,177	(1)	$8.28	833,334

(1) Consists of (a) options to purchase 1,411,167shares of stock by employees at a weighted average stock price of $9.09, with strike prices ranging from $6.00 to $12.00 per share, with an average weighted life of 3.2 years, and (b) warrants to purchase 1,023,010 shares at a weighted average stock price of $7.16, with strike prices ranging from $0.75 to $12.00, with an average weighted life of 3.5 years.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2007, included elsewhere in this Report. The following Management’s Discussion and Analysis or Plan of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “expects,” “anticipates,”  “intends,”  “plans,”  “believes,”  “seeks,”  “estimates,” “projects” or similar variations of these words and expressions.  Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others: competitive pressures, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, generally accepted accounting principles, constantly changing technology and market acceptance of the Company’s products and services.  These risks and uncertainties should be considered in evaluating forward-looking statements, and the Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are expressly advised to review and consider those Risk Factors set forth below in this Item 6.

The Company

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

Our King of Energy™ energy drinks come in two flavors and four distinct formulas. We have Regular and Sugar-Free versions of our unique cranberry-pineapple flavor, and Regular and Sugar-Free versions of our Green Tea flavor. We introduced our Regular Green Tea beverage in July 2006, and ours is one of the first Green Tea beverages for the energy drink market. In February 2007, we began shipping our Sugar-Free Green Tea flavored beverage. For this product, we are targeting women and the more mature generation who are interested in the anti-oxidants, cleansing and weight loss features of Green Tea. This expands the scope of retailers who can carry our products, since many Green Tea retailers do not carry energy drinks.

After testing and experimenting with flavors and taking approximately 50 different formulas through “blind” taste tests, we selected the Cranberry-Pineapple flavor for our flagship product. By far, this formulation was found to enjoy the broadest consumer appeal with the target demographic group due to its appealing taste, the lack of typical “after-taste,” and by providing a solid “hook” for the consumer and retailer. In 2007, we distributed 4 flavors of our King of Energy™ energy drinks – Cranberry-Pineapple in Regular and Sugar-Free and Green Tea in Regular and Sugar-Free. Unlike many of the other energy drinks on the market, our King of Energy™ energy drinks taste good and are similar to drinking a soda or fruit punch. Formulated with taurine and caffeine, our energy drinks are designed to energize and improve mental performance while increasing concentration, alertness and physical endurance.

In February 2008, we expanded our sales programs to include the United States military, with the objective of supplying our King of Energy™ energy drinks to at least 20 military bases by the end of 2008.  In this effort, we intend to produce a commemorative can acknowledging the Army, Navy, Air Force, Marine Corps and Coast Guard. A portion of the proceeds from our commemorative cans will be donated to Fisher House, a non-profit organization providing housing to families of injured soldiers requiring specialized, extended away care, and the Wounded Warriors Project, a non-profit organization helping severely injured service members to aid and assist each other through unique programs and services meeting special needs.

We are actively developing new flavors of our King of Energy™ energy drinks and November 2007 announced the development of our concentrated 2 ounce, sugar-free energy “shot” with antioxidants, pomegranate extract, caffeine, taurine, guarana, ginseng and a vitamin B complex. Depending on our ability to raise capital, we anticipate marketing and selling our pomegranate “shot” sometime in mid-2008. In addition, we are currently developing a pomegranate-acai juice product. We will introduce new products gradually as we gain control of more shelf space and geographic distribution, capitalizing on economies of scale.

The Industry

Energy drinks are beverages with legal stimulants, vitamins, and minerals that give users a lift of energy.  Common ingredients are caffeine, taurine, ginseng, sugars, and various amounts of vitamins and minerals.  The product is consumed by individuals who are explicitly looking for the extra boost in energy – college students, the on-the-go average person, and those seeking an alternative to coffee. Over the last few years, the United States energy drink sector has witnessed strong growth of over 40% in 2006 to $5 billion dollars in the United States, and is projected to reach $8 billion by 2009, according to Beverage Digest.

Results of Operations

As set forth in the Report on Form 8-K filed on November 19, 2007, we concluded on November 14, 2007 that our accounting for the following items required changes to conform to applicable accounting guidelines and that these changes required the restatement of its financial statements for the applicable periods.

1. Callable Secured Convertible Notes issued on April 27, 2005 and on October 11, 2005 ("Convertible Notes") aggregating $1,750,000, with non-conventional conversion features and related warrants;

2. Amendment of the conversion price on our Convertible Notes on December 5, 2006;

3. Changes in fair value of derivatives at each reporting date;

4. Valuation of issuances of common stock and stock options to employees and consultants; and

5. Extinguishment of the Convertible Notes on May 7, 2007.

Our critical accounting policies are described below.  The accounting policies regarding equity compensation, free-standing or embedded derivative instruments, registration rights arrangements and the extinguishment of its Convertible Notes were incorrectly applied by prior management responsible for financial reporting.  We retained a financial expert to assist us in the application of our critical accounting policies.

We have completed our analysis of the impact of the above non-cash adjustments to our financial statements and we restated our financial statements as of December 31, 2005 and for the year ended December 31, 2006.  A summary of the effects are as follows:

On December 5, 2006, we amended the conversion price per share on the Convertible Notes from $2.52 to $2.21.  Subsequently, we determined the amendment resulted in a material modification which required the application of extinguishment accounting. This extinguishment resulted in a charge to the statement of operations of $452,876 in 2006.

During the year ended December 31, 2006, through the date of extinguishment on May 7, 2007, the Company was required to record its derivatives at fair value at each reporting period; however, management did not account for such items correctly.  The Company recorded a charge to operations for the change in the fair value of the ECF and warrants totalling a $1,356,655 loss during the year ended December 31, 2006, and a gain of $2,563,074 in 2007 through the date of extinguishment on May 7, 2007.

The Company issued stock options and warrants issued to employees and consultants which were not valued correctly and expensed in accordance with SFAS No. 123R and  Emerging Issues Task Force (“EITF”) No. 96-18 as discussed below.  Options granted to consultants during 2005 and 2006 were not accounted for correctly.   Non-cash expenses for options granted to employees during 2005 and remaining unvested at December 31, 2005, were not accounted for correctly under SFAS 123R, and the cost was not recognized over the remaining service period starting January 1, 2006.

On May 7, 2007, we entered into an agreement (“Exchange Agreement) with Around the Clock Partners, LP, Cohiba Partners Inc. (collectively “New Investors”) and the holders of $1,750,000 of our previously outstanding Convertible Notes, whereby we assigned, and the New Investors assumed our rights and obligations under the Convertible Notes.  Concurrently, the New Investors exercised their rights and purchased the Convertible Notes together with 146,028 warrants to purchase common stock from the holders in exchange for payment of $1,000,000 and the transfer of 333,333 shares of the Company’s common stock held by the New Investors.  The New Investors concurrently exchanged the Convertible Notes and warrants with us for 750,000 shares of our common stock and a call option to purchase up to 333,333 shares of our common stock at a purchase price of $3.00 per share, exercisable for sixty days after the closing of the financing.  In November 2007, the New Investors exercised 83,333 of these warrants resulting in proceeds to us of $250,000. The extinguishment resulted in an extinguishment gain to the statement of operations of $2,624,784.  See Note 14 to the Financial Statements. Our original accounting for the three and six months ended June 30, 2007 did not consider the extinguishment of the underlying derivative liabilities.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the financial statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

Estimates
Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to sales allowances, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, income taxes, litigation and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
Revenue is recognized when products are delivered to the customer which occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete based on the criteria listed above. As of December 31, 2007 and 2006, we did not have any revenues that were required to be deferred. Management provides for sales returns and allowances in the same period as the related revenues are recognized. Management bases their estimates on historical experience or the specific identification of an event necessitating a reserve.

In accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” slotting fees, buydowns, cooperative advertising and other reductions and incentives given by the Company to its customers are included as a reduction of revenue, rather than as a cost of goods sold.

Slotting fees paid to a customer are generally amortized over the life of the slotting agreement which is typically one year and included as reduction of revenues.

Stock-Based Compensation
We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period. The fair value of stock options is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

Accounting for Non-Employee Stock-Based Compensation
We measure compensation expense for non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Modifications to Convertible Debt
The Company accounts for modifications of ECFs in accordance with EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments”.  EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered a substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Derivative Financial Instruments
Derivative financial instruments, as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), that require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, the Company has convertible debt with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  As required by SFAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in its financial statements.

The Company estimates the fair values of its derivative financial instruments using the Black-Scholes option valuation model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility.  Since derivative financial instruments are initially and subsequently carried at fair values, the Company's operating results will reflect the volatility in these estimate and assumption changes.

Equity Instruments Issued with Registration Rights Agreement
We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies” as required by FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Results of Operation

Results of Operations for the Years Ended December 31, 2007 and 2006 (restated)

Sales
Our sales consist of energy drinks products sold to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During 2007, we generated $981,919 in revenue from sales of our energy drink, compared to $1,189,057 in 2006, a decrease of $207,138, or 17%.  The change resulted from our repurchase of $402,358 of previously sold products to a distributor that ceased operations in 2007.

Gross Profit
Our gross profit represents revenues less the cost of goods sold. Our cost of goods sold consists of the costs of raw materials utilized in the manufacturing of products, packaging fees, repacking fees, in-bound freight charges, and internal and external warehouse expenses. Raw materials account for the largest portion of the cost of sales. Raw materials include costs for cans, ingredients and packaging materials.

Our gross profit during 2007 was $356,886, compared to $503,141 in 2006, a change of $146,255, or 29%.  Our gross margin was 36%, compared to 42% in 2006.  The change in our gross margin in 2007 from 2006 resulted from the reversal of approximately $60,000 of revenues from a distributor who did not pay the company in full for its purchases and from whom the Company has not be able to reclaim product, resulting in the revenues not being recognized but the cost of sales being recognized in full.

Selling and Marketing Expenses
Our selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Sales and marketing expenses for fiscal 2007 were $2,348,146, compared to $1,016,183 in 2006, a change of $1,331,963, or 131%.  The change was attributable to the additional personnel, travel and promotional events.

General and Administrative Expenses
Our general and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for 2007 were $5,002,858, compared to $5,560,548 in 2006, a reduction of $557,690.  The change was primarily attributable to a decrease in non-cash, stock-based compensation, offset by increases in professional fees and personnel costs.  The change in stock-based compensation was attributable to granting stock options to certain executives that vested immediately in 2006.  Non-cash, stock-based compensation employees was $1,301,500 in 2007, a decrease of $713,162, from $2,014,662 in fiscal 2006, as a number of options were granted in 2006 with immediate vesting, resulting in all the expense taken in that year rather than over a multi-year vesting period.  In 2006, the Company incurred a $428,800 penalty for termination of an investment banking agreement with no comparable expense in 2007.  Professional fees increased by $290,926 in 2007 related to higher legal fees for the legal actions described in Footnote 10 and higher audit fees for restatement of prior work and startup costs associated with the hiring of new auditors, officer’s salaries increased by $236,819 related to higher salary levels, and registration penalties increased by $161,877 related to the accrual of registration rights penalties for financings done in 2005 and 2007.

Arbitration Accrual
During 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties and recorded a reserve for such amounts. There was no comparable expense in 2007.

Interest Expense
Our interest expense includes amounts related to debt instrument, cash-based interest, registration rights penalties and non-cash based interest.  Non-cash based is attributable to the accretion of debt discounts for our previously outstanding Convertible Notes.

During 2007, interest expense was $604,524, compared to $1,358,584 in 2006, a decrease of $754,060, or 56%.  Interest expense during 2007 and 2006, included non-cash interest expense for the accretion of the debt discounts on our Convertible Notes of $97,195 and $1,037,497, respectively. We also incurred registration right penalties of $286,427 and $124,550 in 2007 and 2006, respectively. The remaining interest expense was attributable to cash-based interest on the Convertible Notes and other debt, while outstanding.

Change in Fair Value of Derivative Liabilities
During 2005, we issued Convertible Notes which contained embedded conversion features and warrants which were deemed to be derivative instruments, requiring bifurcation from the respective host instrument. The changes in the fair value have been recorded in each reporting period while these instruments were outstanding.  These instruments were cancelled during 2007.

During 2007, we recognized a non-cash gain of $2,624,784 for the change in the fair value of the derivative liabilities, from January 1, 2007 to May 7, 2007 (for the period immediately prior to extinguishment).  The change resulted from a decrease in our stock price from December 31, 2006.  During 2006, we recognized non-cash losses of $1,356,655 due to a net increase in our stock price from December 31, 2005.

Gain on the Extinguishment of Debt
During 2007, we recognized a non-cash gain on the extinguishment of our Convertible Notes in connection with the Exchange Agreement of $2,624,784. The non-cash gain of from the extinguishment of our Convertible Notes represented the difference in the fair value of the derivative liabilities, carrying value of the notes, and accrued interest, less the fair value of the common stock and warrants issued to the New Investors.

We also entered into settlement agreements with certain vendors to pay the outstanding balances through the issuance of common stock.  As a result of the settlements, we recognized a net loss of $95,189 which resulted from the difference in the carrying value of the payables and the fair market value of our common stock on the date of issuance. We realized  non-cash gains of $165,655 and $186,270 by using stock to repurchase inventory and settle payables with a distributor.  We also realized a non-cash gain of $210,746 through the issuance of common stock to settle a line of credit with the same distributor.

Other Expenses, Net
Other expenses during 2007 totalled $10,755, compared to $0 in 2006.

Income Tax Benefit
The benefit from income taxes for the year ended December 31, 2007 and 2006 resulted from operating losses incurred. Such losses were recognized to the extent of our deferred income tax liabilities. The amount of our deferred tax assets in excess of our liabilities have been recorded as deferred tax assets, which have been provided a valuation allowance of approximately $7,560,002. As a result of our operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the years ended December 31, 2007 and 2006 will not be realized. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2007 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the service of debt, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the distribution of our products. At December 31, 2007, our cash and cash equivalents were $145, and we had negative working capital of $4,202,702. Included as a reduction to our working capital is $1,790,000 of accrued litigation judgments which we are appealing, however cannot provide assurances as to whether our efforts will be successful.  At December 31, 2007, we had $412,500 in debt obligation of which $150,000 is due upon demand and $262,500 is in default.

During 2005, we issued Convertible Notes for gross proceeds $1,250,000 ($1,130,000 net of costs).  On May 7, 2007, we entered into an agreement (“Exchange Agreement”) with Around the Clock Partners, LP, Cohiba Partners Inc. (collectively “New Investors”) and the holders of $1,750,000 of our previously outstanding Convertible Notes, whereby we assigned, and the New Investors assumed our rights and obligations under the Convertible Notes.  Concurrently, the New Investors exercised their rights and purchased the Convertible Notes together with 146,028 warrants to purchase common stock from the holders in exchange for payment of $1,000,000 and the transfer of 333,333 shares of the Company’s common stock held by the New Investors.  The New Investors concurrently exchanged the Convertible Notes and warrants with us for 750,000 shares of our common stock and a call option to purchase up to 333,333 shares of our common stock at a purchase price of $3.00 per share, exercisable for sixty days after the closing of the financing.  In November 2007, the New Investors exercised 83,333 of these warrants resulting in proceeds to us of $250,000.

On August 31, 2006, we entered into a revolving line of credit for $250,000 with an entity affiliated with our largest distributor. During 2007, both parties agreed to increase the line of credit to $314,392.  On December 7, 2007, we repaid the amount outstanding of $314,392 through the issuance of 345,486 shares of common stock.

On December 7, 2007, the Company reached an agreement with its largest distributor to purchase $402,358 of the Company’s finished products that had been purchased by this distributor in exchange for 443,505 shares of common stock, equivalent to $0.91 per share. The Company also agreed to settle a total of $408,000 owed to this distributor for sales and marketing expense paid by this distributor, through the issuance of 449,725 shares of common stock, equivalent to $0.91 per share.

During 2007, we sold 2,220,922 shares of common stock for aggregate proceeds of $3,572,785.

On September 27, 2006, we entered into an agreement with our former legal counsel to convert $395,405 of outstanding accounts payable into a promissory note.  We granted a first priority security interest in all of our trademarks and associated goodwill.  The agreement required us to pay $100,000 on or before September 30, 2007 with monthly payments of (i) $2,500 commencing November 1, 2006 through January 1, 2007; (ii) $5,000 per month commencing February 1, 2007 through April 1, 2007, (iii) $7,500 per month on May 1, 2007 through July 1, 2007; and (iv) $10,000 per month on August 1, 2007 until September 30, 2007. In addition, $200,000 shall be paid at the closing of any financing of at least $3,500,000.  As of December 31, 2007 and 2006, the balance outstanding was $262,500 and $295,000, respectively.  As of December 31, 2007 and through the date of this report, we are in default for non-payment as required.  There have been no actions taken by this vendor to exercise its rights under the agreement.

We believe that our existing sources of liquidity will be sufficient to fund our operations into the second quarter of 2008. We are currently seeking additional financing to fund our business.  Management is currently seeking to raise additional capital through our investment banker and other sources. In the near future, we anticipate we will be able to raise a minimum of $5,000,000, which will be used for operational expenses, production and selling expenses.  Due to the highly competitive nature of the beverage industry, our expected operating losses in the foreseeable future and the credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.  If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

Cash Flows

The following table sets forth our cash flows for the years ended December 31,:

	Year Ended December 31,
	2007	2006	Change
Provided by (used in)
Operating activities	$(3,339,916)	$(1,530,208)	$(1,809,708)
Investing activities	(112,904)	(26,683)	(86,221)
Financing activities	3,447,506	1,559,373	1,888,133

	$(5,314)	$2,482	$(7,796)

Operating Activities
Operating cash flows during 2007 reflect our net loss of $1,934,947, offset by changes in working capital of $1,772,554 and non-cash expenses (depreciation, amortization of intangible assets, extinguishment of debt, change in derivative liabilities, accretion of debt discounts and stock-based compensation) of $3,177,523. The change in working capital requirements is primarily related to an increase of $851,317 in accounts payable and a $1,082,771 increase in accrued expenses.  The change in non-cash expenses is primarily related to gains on extinguishment of debt and creditor settlements of $3,092,266 and a change in fair value of derivative liabilities of $2,563,074, offset by common stock issued for services rendered of $1,011,965.

Operating cash flows during 2006 reflect our net loss of $10,579,629 and changes in working capital requirements, substantially offset by non-cash charges (depreciation, amortization, stock-based compensation, accretion of debt discounts, change in derivative liabilities and stock-based compensation) of $6,431,343.  We also had changes in working capital of $2,618,078, primarily attributable to a $1,790,000 accrual for an arbitration award against us and an increase in accounts payable.

Investing Activities
Cash used in investing activities during 2007 was $112,904, which consisted primarily of the cost of trademarks.  During 2006, cash used was $42,079 for capital expenditures and trademarks.

Financing Activities
During 2007, cash provided by financing activities was $3,447,506.  The increase was attributable to the sale of sale of common stock resulting in proceeds of $3,480,006, partially offset by the repayment of $32,500 in notes payable.

During 2006, cash provided by financing activities was $1,559,373, which resulted from proceeds from the sale of common stock of $1,190,456 and net loan proceeds of $368,917.

Disclosure of Contractual Obligations

The following table summarizes our commitments to settle contractual obligations in cash as of:

	Year ending December 31,

	2008	2009	2010	2011	2012	Total

Debt obligations	$412,500	$-	$-	$-	$-	$412,500
Litigation settlements	65,000	60,000	45,000	75,000	7,000	252,000
Operating leases	115,150	113,114	117,073	121,170	20,310	486,817
	$592,650	$173,114	$162,073	$196,170	$27,310	$1,151,317

The above does not include the arbitration award of $1,790,000 noted in the legal footnote.  The Company is vigorously contesting this award.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Risk Factors

Our business and prospects are subject to the following material risks described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

Risks Relating to Our Business

Our auditor has raised substantial doubt about our ability to continue our business.  We need to obtain sufficient liquidity to continue as a going concern if our business is to achieve profitability.

In the Report of Independent Registered Public Accounting Firm, dated April 12, 2007, issued in connection with the audit of fiscal year 2006, our auditors noted that the financial statements in the 2006 Annual Report on Form 10-KSB have been prepared assuming that the Company will continue as a going concern. The Company has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. By issuing this opinion, our auditors have indicated that they are uncertain as to whether we have the liquidity and capability to continue our operations.  If we are unable to generate significant revenue and/or raise additional financing, we will not have sufficient funds to continue our business.

If we do not obtain additional financing, our business will fail.

We have experienced significant operating losses since our inception in October 2005.  The Company has incurred losses of $10,579,629 for the year ended December 31, 2006; $1,934,947 in losses for the year ended December 31, 2007; $26,484,509 in cumulative losses since inception and has a working capital deficit of $4,202,702 as of December 31, 2007. We will continue to have a high level of operating expenses and will require additional funds to implement our current business strategy until we can generate revenues sufficient to fund our operations. If we cannot obtain these funds, we will not be able to complete our business plan or achieve or sustain profitability. We do not currently have any arrangements for financing, and we can provide no assurance to investors that we will be able to find such required financing on advantageous terms, or at all.

Terms of subsequent financings may affect our stock price and affect stockholders’ liquidity.

Our stockholders’ rights and the value of our stock could be reduced by the terms of any subsequent financing. For example, if we have to issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms that negatively impact our current stockholders.

If we are not able to retain the full-time services of senior management, it may have an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our senior management. We do not maintain key person life insurance for any members of our senior management. We currently have employment agreements with Messrs. Moyal and Fleyshman which end on December 31, 2010 and an employment agreement with Mr. Moynahan that ends on May 9, 2010. Messrs. Moyal and Fleyshman deferred significant portions of their respective salaries in 2007 and continue to do so thus far in 2008. Mr. Moynahan is deferring a significant portion of his salary until the Company achieves certain revenue and funding targets.  The loss of services of either of these persons or any other key members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions and we may be unable to locate or employ such qualified personnel on acceptable terms.

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable.

We expect our business and number of employees to grow over the next year. We expect that our growth will place significant stress on our operation, management, employee base and ability to meet capital requirements sufficient to support our growth over the next 12 months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success and our ability to survive as a going concern.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control.  Furthermore, at March 31, 2008, members of the Board together control votes equivalent to more than 20% of the common stock, assuming exercise of vested options.  With the additional votes in the preferred stock owned by the Chief Executive Officer and President, once the Certificate of Designation is filed with the State of Nevada, the board would control 32% of the total vote.  Consequently, management and the Board could exercise significant control on matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and approving extraordinary transactions such as a takeover attempt, even though such actions may not be favorable to the other common stockholders.

It is likely that additional shares of our stock will be issued in the normal course of our business development and operations, which will result in a dilutive effect on our existing stockholders.

We have historically issued our common stock, warrants to purchase our common stock and convertible debt to pay for services and to settle outstanding debts. We have also issued our securities to raise capital, and will continue to issue additional stock and derivative securities as required to raise additional capital. Because these securities are restricted, they are often sold at a discount to market prices, and the exercise price of warrants sometimes (and/or the conversion price for convertible debt) is at or even lower than market prices. As a result, such issuances have a dilutive effect on our common stock which could adversely affect the liquidity of the shares held by our stockholders. In addition, from time to time, we issue options to employees and third parties as incentives, with exercise prices equal to market. Exercise of in-the-money options will result in dilution to existing shareholders. Public resale (pursuant to registration statements) of such restricted stock, and of stock issued in conversion of debt, may further depress our price.

Concentration risk.

Revenues to one distributor accounted for approximately 23% of our revenues for the year ended December 31, 2007. This distributor has ceased business operations and the Company is now transacting business with its subdistributors.  The inability to obtain or maintain distributorship contracts could negatively affect our ability to continue our business.

Our lack of product diversification means that any decline in price or demand for its products would seriously harm our business.

The sale of our King of Energy™ energy drinks have accounted for substantially all of our revenue and this situation is expected to continue for the foreseeable future. Consequently, a decline in the price of, or demand for, our King of Energy™ energy drinks, or their failure to achieve broad market acceptance, would seriously harm our business.

If third parties claim that we infringe on their patents, trademarks, or other intellectual property rights, it may result in costly litigation or require us to make royalty payments.

We are not aware that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement with respect to our current or future products.  Any such claims, with or without merit, would be time-consuming, result in costly litigation, cause product shipment delays, consume significant management time and/or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or at all, which could have a material adverse effect on our business, results of operations and financial condition.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, which have historically adversely affected our financial results and could continue to do so.

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On August 6, 2007, the Company filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  Subsequently, the arbitrator refused to reopen the matter and the judge granted a motion for us to file an amended petition to allow for discovery in the U.S. District Court. This motion was filed on December 3, 2007. The Company currently is engaged in the discovery process and believes that it has solid grounds to contest this arbitration award for fraudulent conveyance, but there can be no assurance that the Company’s belief will be supported from a legal standpoint.

On May 8, 2007, we were served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against the Company, Edon Moyal and Dan Fleyshman under a contract allegedly calling for the payment by the Company of $288,000, stock in the Company’s wholly-owned subsidiary, Who’s Your Daddy, Inc., a California corporation, plus a certain percentage of the revenues of that subsidiary. On February 1, 2008, we entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which the Company agreed to pay to the plaintiffs the sum of $252,000 under a payment schedule detailed therein. As security for the settlement payment, defendants Fleyshman and Moyal together pledged 319,294 shares of common stock in the Company owned and held by them.

On March 19, 2008, a complaint was filed against the Company by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,278.72 for unpaid shipping charges. The Company currently is assessing its options and possible defenses, and plans to timely file a response to the action.

On April 1, 2005, we received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that we were infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing. On April 7, 2006, we entered into a settlement agreement with Daddy pursuant to which we were granted an exclusive license to use our marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear. As part of the settlement, we also agreed to remit to Daddy 12% of the licensing revenues received from third parties who we granted sublicense to for use of the marks on clothing. We have not made any of the required payments under the settlement agreement.  On March 26, 2008, the each of the Company, Dan Fleyshman and Edon Moyal received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy. We are currently negotiating with Daddy to determine the amounts actually and properly owed by the Company under the settlement agreement and arrange for payment.

Risks Relating to Our Industry

Competitive pressure in the “energy drink” market could adversely affect our operating results.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, all of which have substantially greater financial, marketing and distribution resources than we do. Our energy drinks compete directly with Red Bull®, Monster®, Rockstar® and many other brands.  There can be no assurance that we will be able to capture sufficient market share to sustain our business.

We rely on canners and other contract packers to manufacture our products.  If we are unable to maintain good relationships with our canners and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to contract canners. Although our production arrangements are generally of short duration or are terminable upon request, in the event of a disruption or delay, we may be unable to procure alternative canning facilities at acceptable quality, commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited canning facilities in the United States with adequate capacity and/or suitable equipment for our energy drinks in 16 and 8.4-ounce/200 ml cans, and our “Bag in the Box” method of distribution.  A disruption or delay in production of any of such products could significantly affect our revenues and adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could adversely affect our revenues.

If we are unable to maintain brand image or product quality, or if we encounter product recalls, our business may suffer.

Our success depends on our ability to maintain and build brand image for our existing products, new products and brand extensions. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our product’s brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even if fake or unfounded, could tarnish our image and may cause consumers to choose other products. We may be required from time to time to recall products entirely or from specific canners, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer.

Unilateral decisions could be taken by our distributors, and/or convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the our products that they are carrying at any time, which could cause our business to suffer.

We may not correctly estimate demand for our products.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials we might not be able to satisfy demand on a short-term basis.

Our intellectual property rights are critical to our success and the loss of such rights could materially adversely affect our business.

We own numerous trademarks that are very important to our business. We also own the copyright in and to a portion of the content on the packaging of our products. We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. Product packages and artwork are important to our success and we take action to protect against imitation of our packaging and trade dress and to protect our trademarks and copyrights as necessary.  However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

Risks Relating to our Common Stock and Its Market

Our stock price may be volatile, and our stockholders’ investment could decline in value.

The market prices for our common stock has been highly volatile and may continue to be highly volatile in the future. In addition to the other Risk Factors in this Report, the following factors may have a significant impact on the market price of our common stock.

-	the receipt of, or the failure to receive, additional funding necessary for the conduct of our business;

-	our progress in expanding our distributorship relationships and managing those relationships effectively;

-	selling by existing stockholders and short-sellers;

-	litigation;

-	period-to-period fluctuations in financial results;

The Reverse Stock Split may have an effect on the trading market for our shares.

The reduction in the number of issued and outstanding shares occasioned by the Reverse Stock Split initially resulted in an increase in the market price of our common stock, although such price increase is not necessarily in proportion to the ratio of the Reverse Stock Split. The trading price of our common stock depends on many factors, including many which are beyond our control. A higher stock price may increase investor interest. On the other hand, to the extent that negative investor sentiment regarding our common stock is not based on our underlying business fundamentals, the Reverse Stock Split may not overcome such sentiment enough to increase our stock price. This has in fact been the case since October 30, 2007 when the Reverse Stock Split became effective. In addition, the liquidity of our common stock may be adversely affected by the reduced number of shares outstanding after the Reverse Stock Split, and the Reverse Stock Split will increase the number of stockholders who own “odd lots,” which consist of blocks of fewer than 100 shares. Stockholders who hold odd lots may be required to pay higher brokerage commissions when they sell their shares and may have greater difficulty in making sales.

In 2007 and 2008 the NASD appended an “E” to our trading symbol due to our failure to remain current in our reporting obligations under the OTC Bulletin Board listing standards.  If we fail to remain current, our quotation on the OTC Bulletin Board will again be in jeopardy and our common stock may trade on the Pink Sheets.

Upon our failure to timely file our Form 10-QSB for the quarter ended September 30, 2007, the National Association of Securities Dealers, Inc. (NASD) notified us that it had appended the fifth character, “E”, to our trading symbol to reflect that we were no longer in compliance with OTC Bulletin Board listing standards and were in jeopardy of having our securities no longer quoted on the OTC Bulletin Board, pending our filing of the delinquent Report. Upon our filing of the delinquent report, the NASD removed the “E” symbol and we are now current in our public reporting obligations pursuant to the OTC Bulletin Board listing standards. On April 18, 2008, we failed to timely file our Annual Report on Form 10-KSB.  The NASD appended the “E” to our trading symbol.  If we are delinquent with any SEC filing for the next 24 months, we will be delisted from the OTC Bulletin Board and we will be delisted to the “Pink Sheets.”  There can be no assurance that we will be able to remain current in our reporting obligations, and if our stock were delisted, the delisting could potentially have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders.

We have not, and currently do not anticipate paying dividends on our common stock.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand business operations and our ability to survive as a going concern.

Because there is a limited market for our common stock, it is difficult for investors to engage in transactions in our securities which negatively impacts our ability to raise capital.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “WYDI.” If public trading of our common stock does not increase, a liquid market will not develop for our common stock. The potential effects of this include difficulties for the holders of our common shares to sell our common stock at prices they find attractive. If liquidity in the market for our common stock does not increase, investors in may never be able to sell their shares and realize a profit on their investment and we will continue to experience difficulty in raising capital on favorable terms.

Our stock is thinly traded, which can lead to price volatility and difficulty liquidating your investment.

The trading volume of our stock has been relatively low, which can cause the trading price of our stock to change substantially in response to relatively small buy or sell orders. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our stockholders’ ability to sell to sell our common stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets, particularly with regard to smaller capitalization stocks such as ours, could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future which would increase selling pressure on our stock and would likely cause reductions in the price of our stock. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time, or be able to accommodate the sale of your shares without a substantial reduction in the price of the stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is deemed to be “penny stock”, which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. The requirements imposed by such designation may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks as defined in Rule 3a51-1 are stocks:

-	With a price of less than $5.00 per share;

-	That are not traded on a “recognized” national exchange (we are currently traded on the Bulletin Board exchange, which is not considered to be a “recognized” national exchange);

-	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

-
From issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Selling Stockholders may impact our stock value through the execution of short sales which may decrease the value of our common stock.

Short sales are transactions in which a selling stockholder sells a security it does not own. To complete the transaction, a selling stockholder must borrow the security to make delivery to the buyer. The selling stockholder is then obligated to replace the security borrowed by purchasing the security at the market price at the time of replacement. The price at such time may be higher or lower than the price at which the security was sold by the selling stockholder.  If the underlying security goes down in price between the time the selling stockholder sells our security and buys it back, the selling stockholder will realize a gain on the transaction. Conversely, if the underlying security goes up in price during the period, the selling stockholder will realize a loss on the transaction. The risk of such price increases is the principal risk of engaging in short sales. The selling stockholders in this registration statement could short the stock by borrowing and then selling our securities in the market, and then converting the stock through either the warrants at a discount to replace the security borrowed. Because the selling shareholders control a large portion of our common stock, the selling shareholders could have a large impact on the value of our stock if they were to engage in short selling of our stock. Such short selling could impact the value of our stock in an extreme and volatile manner to the detriment of other shareholders.

Shares eligible for public sale in the future could decrease the price of our shares of common stock and reduce our future ability to raise capital.

Sales of substantial amounts of shares of our common stock in the public market could decrease the prevailing market price of our common stock.  If this is the case, investors in our shares of common stock may be forced to sell such shares at prices below the price they paid for their shares.  In addition, a decreased market price may result in potential future investors losing confidence in us and failing to provide needed funding. This will have a negative effect on our ability to raise equity capital in the future.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Who’s Your Daddy, Inc.

We have audited the accompanying balance sheet of Who’s Your Daddy, Inc. (the “Company”) as of December 31, 2007, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2007. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Who’s Your Daddy, Inc. as of December 31, 2007, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McKennon Wilson & Morgan LLP

Irvine, California
May 12, 2008

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Who’s Your Daddy, Inc.

We have audited the accompanying balance sheet of Who’s Your Daddy, Inc. as of December 31, 2006, and the related  statements of operations, change in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Who’s Your Daddy, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, P.A.

Coral Springs, Florida
April 12, 2007 except for Note 1 as of May 8, 2008

WHO’S YOUR DADDY, INC.
BALANCE SHEET
DECEMBER 31, 2007

December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$145
Accounts receivable, net of allowance of $33,243	29,633
Loans receivable	-
Inventories	454,792
Prepaid and other	30,170
Total current assets	514,740

Property and equipment, net	70,514
Intangible assets, net	130,976
Deposits and other	36,335
Total assets	$752,565

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$656,564
Accrued expenses	1,485,853
Accrued litigation	1,952,000
Notes payable	412,500
Due to officers	210,525
Derivative liabilities	-
Total current liabilities	4,717,442

Commitments and Contingencies (Note 9)

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized,
333,333 shares issued and outstanding	333
Common stock, $0.001 par value: 100,000,000 shares authorized,
7,991,986 shares issued and outstanding	7,992
Stock subscription receivable	(95,000)
Additional paid-in capital	22,606,307
Accumulated deficit	(26,484,509)
Total shareholders’ deficit	(3,964,877)
Total liabilities and shareholders' deficit	$752,565

See accompanying notes to these financial statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
		(Restated)

Sales	$981,919	$1,189,057
Cost of sales	625,033	685,916
Gross profit	356,886	503,141

Operating expenses:
Selling and marketing	2,348,146	1,016,183
General and administrative	5,002,858	5,560,548
Arbitration settlement	-	1,790,000
Total operating expenses	7,351,004	8,366,731
Operating loss	(6,994,118)	(7,863,590)

Interest expense	604,524	1,358,584
Change in fair value of derivative liabilities	(2,563,074)	1,356,655
Gain on extinguishment of debt and accounts payable	(3,092,266)	-
Other, net	(10,755)	-
Loss before provision for income taxes	(1,932,547)	(10,578,829)

Provision for income taxes	(2,400)	(800)
Net loss	$(1,934,947)	$(10,579,629)

Basic and diluted net loss per share:	$(0.39)	$(3.87)
Weighted average number of common shares	4,907,589	2,733,165

See accompanying notes to these financial statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Stock Subscription	Aditional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance at December 31, 2005, as restated	333,333	$333	2,298,573	$2,299	$-	$5,842,957	$(13,969,933)	$(8,124,344)
Issuance of common stock for cash	-	-	391,486	391	-	1,190,064	-	1,190,455
Issuance of common stock for services and operating expenses	-	-	411,141	411	-	719,158	-	719,569
Stock compensation expense - employees	-	-	-	-	-	2,014,662	-	2,014,662
Stock compensation expense - consultants						683,983		683,983
Issuance of common stock for interest expenses	-	-	14,145	14	-	43,554	-	43,568
Conversion of loans into common stock	-	-	390,126	390	-	1,452,179	-	1,452,569

Net loss	-	-	-	-	-	-	(10,579,629)	(10,579,629)
Balance at December 31, 2006, as restated	333,333	333	3,505,471	3,505	-	11,946,557	(24,549,562)	(12,599,167)
Issuance of common stock for cash	-	-	2,220,922	2,221	(95,000)	3,572,785	-	3,480,006
Issuance of common stock for services and operating expenses	-	-	178,852	179	-	934,730	-	934,909
Stock compensation expense - employees	-	-	-	-	-	1,301,500	-	1,301,500
Stock compensation expense - consultants	-	-	-	-	-	77,055	-	77,055
Conversion of accounts payable and loans into common stock	-	-	893,236	893	-	650,775	-	651,668
Common stock and warrant issued to extinguish convertible notes	-	-	750,000	750	-	3,990,905	-	3,991,655
Issuance of common stock to repurchase inventory	-	-	443,505	444	-	132,000	-	132,444
Net loss	-	-	-	-	-	-	(1,934,947)	(1,934,947)
Balance at December 31, 2007	333,333	$333	7,991,986	$7,992	$(95,000)	$22,606,307	$(26,484,509)	$(3,964,877)

See accompanying notes to these financial statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net loss	$(1,934,947)	$(10,579,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt and creditor settlements	(3,092,266)	-
Change in fair value of derivative liabilities	(2,563,074)	1,356,656
Stock compensation expense	1,301,500	2,698,645
Common stock issued for services rendered	1,011,965	1,040,877
Common stock issued for payment of interest	-	43,554
Conversion of interest to loan	-	522,760
Accretion of convertible debt	-	742,451
Depreciation	18,554	11,736
Amortization of intangible assets	26,250	14,664
Accretion of debt discount	97,195	-
Allowance for doubtful accounts	22,353	-
Changes in operating assets and liabilities:
Accounts receivable	(26,344)	(8,362)
Inventories	88,456	(161,255)
Prepaid expenses and other assets	121,958	(75,285)
Accounts payable	851,317	269,634
Accrued expenses	1,082,771	2,188,998
Due to/from officers and related parties	(345,604)	404,348

Net cash used in operating activities	(3,339,916)	(1,530,208)

Cash flows from investing activities:
Capital expenditures	(42,079)	(1,807)
Intangible assets	(70,825)	(24,876)

Net cash used in investing activities	(112,904)	(26,683)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	575,899
Payments on notes payable	(32,500)	(206,982)
Proceeds from the sale of common stock	3,480,006	1,190,456
Net cash provided by financing activities	3,447,506	1,559,373

Net increase (decrease) in cash and cash equivalents	(5,314)	2,482
Cash and cash equivalents at beginning of year	5,459	2,977
Cash and cash equivalents at end of year	$145	$5,459

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$337,153	$439,571
Cash paid during the year for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for subscription receivable	$95,000	$192,617
Conversion of accounts payable into common stock	$651,668	$-
Issuance of common stock to repurchase inventory	$133,052	$-

Issuance of common stock and warrants to extinguish convertible note and warrant liabilities (See Note 14)	$3,994,655	$-

See accompanying notes to these financial statements.

Who’s Your Daddy, Inc.
Notes to Financial Statement

1.	Organization and Business

Organization
We were incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. and its wholly-owned subsidiary, WYD Acquisition Corp., a California corporation (the “Merger Sub”), completed and closed an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately held California corporation, whereby the Merger Sub merged with and into WYD. After the merger, the separate existence of the Merger Sub ceased and, as such, WYD continued its corporate existence as a direct, wholly-owned subsidiary of Snocone Systems, Inc. under the laws of the State of California.

Business
Who’s Your Daddy, Inc. (the “Company”) manufactures, markets, sells and distributes its King of Energy™ energy drinks and is involved in the licensing of its proprietary name, Who’s Your Daddy®.

Management’s Plan of Operations
The Company has incurred net losses of $1,934,947and $10,579,629 for the years ended December 31, 2007 and 2006, respectively, and losses are expected for the foreseeable future. In addition, revenues declined to $981,919 from $1,189,057 for the years ended December 31, 2007 and 2006, respectively, primarily due to the lack of operating capital to maintain a field sales force and to pay upfront fees for shelf space at retail outlets. The Company also had negative operating cash flow for the years ended December 31, 2007 and 2006 of $3,339,916 and $1,530,208, respectively. As of December 31, 2007 negative working capital was $4,202,702, which includes $1,952,000 of accrued arbitration award for a lawsuit.  See Note 10. These factors raise susbstantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash requirements have been and will continue to be significant. The Company’s  operations will  require cash in 2008 to fund 1) marketing; 2) new product development, 3) expand its distribution network, 4) purchase inventory; 5) fund administrative costs 6) payment of past due accounts payable and 7) other working capital needs.  Management believes the Company’s operating losses have resulted from a combination of insufficient revenues generated to support its sales and marketing efforts, new product development and administrative time and expense of being a small publicly-traded company.

Management is now actively seeking capital through various sources and we are currently funding our losses though capital from existing shareholders and officers. Management cannot assure you that such financing will be available to the Company on favorable terms, or at all. Unless additional financing is obtained, the Company may not be able to continue as a going concern. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.	Restatement

On November 14, 2007, the Company concluded its accounting for the following items required changes to conform to applicable accounting guidelines and such changes required the restatement of its financial statements.

·	Convertible notes issued on April 27, 2005 and issued on October 11, 2005 ("Convertible Notes");
·	Amendment of the conversion price on its convertible notes on December 5, 2006;
·	Changes in fair value of derivatives at each reporting date;
·	Issuance of common stock and stock options to employees and consultants; and
·	Retirement on May 7, 2007 of the Convertible Notes.

For the Convertible Notes issued on April 25, 2005, the Company was required to record the fair value of the embedded conversion feature (“ECF”) and warrants issued in connection with the Convertible Notes of $1,250,000 in accordance with Statement of Financial Accounting Standards No. 133 as discussed in Note 3.  This comprised of (i) $5,542,739 for the fair value of the warrant and (ii) $5,355,437 for the fair value of the ECF (see Note 14 for the accounting).  The recording of the ECF and warrants also resulted in charge to the statement of operations of $9,768,176 in 2005.

For the Convertible Notes issued on October 11, 2005, the Company was required to record discounts on the date of issuance for the Convertible Notes of $500,000.  This comprised of (i) $669,945 for the fair value of the warrant and (ii) $717,785 for the fair value of the ECF.  The recording of the ECF and warrants also resulted in charge to the statement of operations of $787,730 in 2005.

On December 5, 2006, the Company amended the conversion price per share on the Convertible Notes from $2.52 to $2.21. Subsequently, the Company determined the amendment resulted in a material modification which required the application of extinguishment accounting.  This extinguishment resulted in a charge to the statement of operations of $452,876 in 2006.

During the year ended December 31, 2006, through the date of extinguishment on May 7, 2007, the Company was required to record its derivatives at fair value at each reporting period; however, management did not account for such items correctly.  The Company recorded a charge to operations for the change in the fair value of the ECF and warrants totalling a $1,356,656 loss during the year ended December 31, 2006, and a gain of $2,624,774 in 2007 through the date of extinguishment on May 7, 2007.

During the years ended December 31, 2006 and 2007, the Company issued stock options and warrants issued to employees and consultants which were not valued correctly and expensed in accordance with SFAS No. 123R and  Emerging Issues Task Force (“EITF”) No. 96-18 as discussed in Note 3.

On May 7, 2007, the Company retired its outstanding Convertible Notes.  The Company’s original accounting during the second quarter of 2007 did not consider the extinguishment of the underlying derivative liabilities and unamortized discounts on the Convertible Notes.  The extinguishment resulted in an extinguishment gain to the statement of operations of $2,624,784.

The impact of the items above required amendments to the Company’s financial statements for the year ended December 31, 2006.  The following table reflects the effect of the restatement on each of the financial statement line items for the year ended December 31, 2006.

	As Filed	Adjustment	As Restated
Accounts payable	$552,832	$133,808	$686,640
Derivative Liabilities	-	7,454,315	7,454,315
Long term debt, net	2,080,143	(713,136)	1,367,007
Common stock	21,033	(17,528)	3,505
Additional paid in capital	5,544,056	6,400,225	11,944,281
Accumulated deficit	(11,291,878)	(13,257,684)	(24,549,562)
Total shareholder's deficit	(5,724,789)	(6,874,987)	(12,599,776)

Sales and marketing expense	2,806,183	$(1,790,000)	1,016,183
General and administrative expense	2,861,102	$2,698,645	5,559,747
Accrued arbitration award		$1,790,000	1,790,000
Interest expense	483,125	$875,459	1,358,584
Change in value of derivative liabilities		$1,356,656	1,356,656
Net loss	$(5,648,069)	$(4,930,760)	$(10,578,829)
Basic and diluted net loss per share	$(2.07)		$(3.87)

The following are the restated capital accounts for 2005:

	As Filed	Adjustment	As Restated
Common stock	13,792	(11,493)	2,299
Additional paid-in capital	2,145,150	3,695,545	5,840,695
Accumulated deficit	(5,643,808)	(8,326,125)	(13,969,933)
Total shareholder's deficit	(3,484,866)	(4,642,073)	(8,126,939)

3.	Basis of Presentation and Significant Accounting Policies

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position which may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent level of uncertainty.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our significant estimates relate to the assessment of long-lived assets, valuation of stock options and warrants, the valuation of derivative liabilities and warrants to purchase common stock.

Stock Split
On October 16, 2007, the Board of Directors of the Company approved a one (1) for six (6) reverse stock split of the Company's common and preferred stock . The effective date of the stock split was October 30, 2007. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

Revenue Recognition
Revenue is recognized when there is pervasive evidence that an arrangement exists, products are delivered to the customer which occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer.  Revenue recognition is deferred in all instances where the earnings process is incomplete based on the criteria listed above.  As of December 31, 2007, the Company did not have any revenues that were required to be deferred.  Management provides for sales returns and allowances in the same period as the related revenues are recognized. Management bases their estimates on historical experience or the specific identification of an event necessitating a reserve.

In accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” slotting fees, buydowns, cooperative advertising and other reductions and incentives given by the Company to its customers are included as a reduction of revenue, rather than as a cost of goods sold.

Slotting fees paid to a customer are generally amortized over the life of the slotting agreement which is typically one year.

Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions.  From time to time, the Company maintains bank account levels in excess of FDIC insurance limits.  If the financial institution in which the Company has its accounts has financial difficulties, the Company’s cash balances could be at risk.

Accounts receivable at December 31, 2007 from two customers represented 77% (52% and 25%, respectively) of the accounts receivable balance.

Sales from two customers represented 36% (13% and 23%, respectively) and 48% (11% and 37%, respectively) of revenues for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, the accounts receivable balance from these customers is $0.

As a result of the Company's concentration of its customer base, loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to either of these customers or a change in their financial position could materially and adversely affect the Company's financial position, results of operations and cash flows.

Cash and Cash Equivalents
The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Accounts Receivable
The Company utilizes the allowance method to provide a reserve for uncollectible accounts.  The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history.  The Company records a reserve account for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The Company performs ongoing credit evaluations and continually monitors its collection of amounts due from its customers.  The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer's current creditworthiness.  The Company does not require collateral from its customers to secure amounts due.  Historically, the Company has not experienced collection issues.  Reserves for uncollectible amounts are provided based on past experience and a specific analysis of its customers’ accounts.

Inventories
Inventories are stated at the lower of cost, determined on an average cost basis, or market and include shipping and handling costs.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of five years. Significant renewals and betterments are capitalized while maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized on the straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Long-Lived Assets
The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset or discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Due to historical net losses, a valuation allowance has been established to offset the deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 ("FIN 48")”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.

Accounting for Stock Options Issued to Consultants
The Company measures compensation expense for its non-employee stock-based compensation under EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to additional paid-in capital.

Fair Value of Financial Instruments
Financial instruments are recorded on the balance sheet. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Modifications to Convertible Debt
The Company accounts for modifications of ECFs in accordance with EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments”.  EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered a substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Derivative Financial Instruments
Derivative financial instruments, as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), that require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, the Company has convertible debt with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  As required by SFAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in its financial statements.

The Company estimates the fair values of its derivative financial instruments using the Black-Scholes option valuation model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility.  Since derivative financial instruments are initially and subsequently carried at fair values, the Company's operating results will reflect the volatility in these estimate and assumption changes.

Equity Instruments Issued with Registration Rights Agreement
The Company accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of SFAS 5. This accounting is consistent FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.   In connection with registration rights granted with stock issued on May 7, 2007 to retire the Company’s convertible debt and with registration rights granted to an investor in November 2005, the Company accrued $286,427 and $124,550 of registration rights penalties for the years ended December 31, 2007 and 2006, respectively.

Freight Costs
For the years ended December 31, 2007 and 2006, freight-out costs amounted to $170,643 and $109,967, respectively, and have been recorded in cost of goods sold in the accompanying statements of operations.  Shipping terms are generally FOB destination and the Company does not pass freight costs to the customer.

Advertising Expenses
The Company accounts for advertising costs by expensing such amounts the first time the related advertising takes place. Advertising expenses amounted to $739,355 and $580,431 for the years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently assessing the potential effect, if any, of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS 159 on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

4.	Product Return and Inventory Repurchase

During 2007, the Company shipped $715,426 of product to a certain distributor, before promotional allowances of $177,273.  On December 7, 2007, the Company agreed to repurchase $402,358 of inventory previously shipped for 443,505 shares of its common stock or $132,444, based on the market price of the common stock on the date of the transaction.  The Company also recorded a reduction to net revenues totalling $298,707, equal to the previously recorded amounts for these sales.  The sales originally recorded for these repurchased products totalled $402,358, less promotional allowance of $103,652.

5.	Inventories

Inventories consist of finished goods at December 31, 2007.

6.	Property and Equipment

Property and equipment consist of the following at December 31, 2007:

	Estimated Useful Life (in years)

Furniture and fixtures	5	$36,308
Computers	5	50,410
Software	5	5,235
Leasehold improvements	5	22,455
Less: accumulated depreciation		(43,894)
		$70,514

7.	Intangible Assets, net

Intangible assets consist of trademarks with a life that is assumed to be perpetual, but which is reviewed annually for impairment or a lessening of the estimated useful life.

8.	Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2007:

Compensation and related benefits	$559,701
Registration rights	410,977
Professional fees	140,159
Interest	86,198
Other	288,818
$1,485,853

The compensation and related benefits includes $367,554 of accrued salaries to the Company’s executive officers.

9.	Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancellable operating leases. Total rent expense under these operating leases was $109,555 and $79,207, respectively, for the years ended December 31, 2007 and 2006, respectively.

Future annual minimum lease payments under non-cancellable operating leases at December 31, 2007 are as follows:

2008	$115,150
2009	113,114
2010	117,073
2011	121,170
2012	20,310
Total	$486,817

Employment Contracts
Effective April 1, 2005, the Company entered into employment agreements with Edon Moyal, its CEO, and Dan Fleyshman, its President. The agreements are for a period of five years. Each executive is to receive annual cash compensation of $144,000 and 2.0% of the annual gross revenue of the Company, beginning January 1, 2005. Additionally, each employment agreement provides for the issuance of three warrants, exercisable from months 13 to 60 of the employment agreement, with immediate vesting, as follows: one to purchase 166,667 shares of common stock at a price of $6.00, one to purchase 166,667 shares of common stock at a price of $9.00, and one to purchase 166,667 shares of common stock at a price of $12.00.  Additionally, each employment agreement provides for the issuance of 166,667 shares of voting preferred stock that cannot be converted to common shares in the Company with supermajority voting rights of four votes per share of such preferred stock.  This supermajority provision is not currently effective and will not be effective until the Company files the appropriate Certificate of Designation with the state of Nevada, which the Company intends to do.

Effective October 1, 2006, the Board of Directors voted to increase the annual salaries of Messrs. Moyal and Fleyshman to $216,000 each. In May 2007, the cashless exercise provision of the above warrants was removed, the expiration date of the warrants was extended to April 30, 2012, the gross revenue payments of 2% were removed and additional warrants were to be earned by them in lieu of the payments based on a percentage of gross revenues once the Company attains certain sales levels, which were not attained.  The company recorded $787,107 of additional compensation expense as a result of the modification to extend the term of the options.  The 16,667 options granted to each of Messrs Moyal and Fleyshman have a strike price of $9.00 per share, with immediate vesting and a five year term.  These options were valued at approximately $112,000 using the Black Scholes model and is included the statement of operations.

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

On May 9, 2007, the Company entered into a three-year employment agreement with John Moynahan as Senior Vice President and Chief Financial Officer. The agreement provides for an annualized salary of $100,000 until the Company raises an additional $4 million of equity capital or attains a revenue level of $1 million in a quarter (either being a “Trigger Event”), whichever comes first, and a salary of $199,500 thereafter, with the difference accruing and payable upon such Trigger Event. Mr. Moynahan was granted options to purchase: 41,667 shares vesting May 9, 2007 with a strike price of $6.00 per share; 41,667 shares vesting May 1, 2008 at a strike price of $6.00; 83,333 shares vesting May 1, 2009 at a strike price of $9.00 per share; and 83,333 shares vesting May 1, 2010 at a strike price of $12.00. All options vest upon a change in control of the Company and the Company has agreed to use its best efforts to register the shares for such options. The options granted to Mr. Moynahan were valued at $846,511 based on the Black-Scholes option pricing model on the date of grant.

10.	Litigation

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was expensed 2006 and is included under the caption of “Accrued Litigation” in the accompanying balance sheet.   The amount has not been paid as of December 31, 2007.

On August 6, 2007, the Company filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what management believes to be significant new evidence to have the award vacated or (2) to allow us to conduct such discovery in the U.S. District Court regarding what management believes to be significant new evidence to have the award vacated.  Subsequently, the arbitrator refused to reopen the matter and the judge granted a motion for us to file an amended petition to allow for discovery in the U.S. District Court.  This motion was filed on December 3, 2007.  The Company believes that it has solid grounds to contest this arbitration award for fraudulent conveyance, but until it can complete discovery and find support for these grounds, there can be no assurance that the Company’s belief will be supported from a legal standpoint.

On May 8, 2007, the Company served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against the Company, Edon Moyal and Dan Fleyshman under a contract allegedly calling for the payment by the Company of $288,000, stock, plus a certain percentage of the revenues of that subsidiary. On February 1, 2008, the Company entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which the Company agreed to pay to the plaintiffs the sum of $252,000 under a payment schedule.  Under the payment schedule, the Company paid $20,000 by March 18, 2008, and is required to pay $15,000 by June 18, 2008 and every ninety days thereafter until such amounts are repaid.  As security for the settlement payment, defendants Fleyshman and Moyal together pledged 319,294 shares of common stock in the Company owned and held by them.  The Company also agreed to issue 75,000 shares of common stock.  As of December 31, 2007, $252,000 has been accrued in the accompanying balance sheet. The Company recorded the fair value of the common stock issued as a charge to the statement of operations on the date of issuance.

On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing. On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which we were granted an exclusive license to use our marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear. As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who we granted sublicense to for use of the marks on clothing. We have not made any of the required payments under the settlement agreement.  On March 26, 2008, Dan Fleyshman and Edon Moyal received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy. The Company is currently negotiating with Daddy to determine the amounts actually and properly owed by the Company under the settlement agreement.

11.	Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Pretax loss
Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Modification of stock options	-14.4%	-16.2%
Extinguishment of debt	84.4%	-
Derivative liabilities	-40.1%	-8.2%
Registration rights penalties	-5.1%	-0.8%
Amortization of debt discount	-1.8%	-4.3%
Non-deductible entertainment	-0.3%	-
Temporary differences:
Change in valuation allowance	-62.5%	-10.3%
Total provision	0.0%	0.0%

The major components of the deferred taxes are as follows at December 31, 2007:

Asset
Current:
Reserves and accruals	$1,160,433
Noncurrent:
Net operating losses	6,021,648
Stock compensation	377,921
Valuation allowance	(7,560,002)
Net deferred tax asset	$-

At December 31, 2007, the Company had available $15,295,222 U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company's net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure. Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes. For Federal income tax purposes, the net operating losses begin to expire in 2027.  The Company has relied on the issuance of common stock to fund losses.  The Company may have experienced a change in ownership as defined in Section 382 of the Internal Revenue Code.   In the event the Company experienced a change in ownership, net operating loss carryforwards for federal income tax reporting will be limited based on the fair value of the Company on the date of change in ownership.

During the years ended December 31, 2007 and 2006, the Company’s valuation allowance increased by approximately $3,600,000 and $2,937,000, respectively.

12.	Line of Credit

On August 31, 2006, the Company entered into a revolving line of credit for $250,000 for the production of its “King of Energy™” drinks with an entity affiliated with its largest distributor. During 2007, both parties agreed to increase the line of credit to $314,392.  On December 7, 2007, the Company repaid the amount outstanding of $314,392 through the issuance of 345,486 shares of common stock. The closing price of the Company common stock on this date was $0.30.  As a result of the issuance of common stock to pay off the line of credit, the Company recognized a gain on the extinguishment of $210,746.

13.	Due to Officers

As of December 31, 2007, a total of $210,525 was owed to officers for unreimbursed expenses and loans made to the Company, along with $367,554 in accrued salaries.

14.	Debt (Restated)

Demand Notes
From 2004 through 2006, the Company issued demand notes to two unrelated parties for aggregate proceeds of $150,000.  The notes are due upon demand, have a interest rates ranging from 5% to 10% per annum, and have been classified as current liabilities in the accompanying financial statements.

Vendor Note Payable
On September 27, 2006, the Company’s entered into an agreement with a legal firm to convert $395,405 of outstanding accounts payable into a promissory note.  The Company granted a first priority security interest in all of its trademarks and associated goodwill.  The agreement required the Company to pay $100,000 on or before September 30, 2007 with monthly payment of (i) $2,500 commencing November 1, 2006 through January 1, 2007, (ii) $5,000 per month commencing February 1, 2007 through April 1, 2007; (iii) $7,500 per month on May 1, 2007 through July 1, 2007; and (iv) $10,000 per month on August 1, 2007 until September 30, 2007. In addition, $200,000 shall be paid at the closing of any financing of at least $3,500,000.  As of December 31, 2007, the balance outstanding was $262,500.  As of December 31, 2007, the Company was in default for non-payment.  There have been no actions taken by this vendor to exercise its rights under the agreement.  The outstanding balance has been classified as a current liability in the accompanying balance sheet.  While the agreement does not call for interest on unpaid amounts, the Company has accrued interest expense on this note at 10% per annum.

Exchange Agreement
On May 7, 2007, the Company entered into an agreement (“Exchange Agreement) with Around the Clock Partners, LP, Cohiba Partners Inc. (collectively “New Investors”) and the holders of $1,750,000 of the Company’s Callable Secured Convertible Notes (“Convertible Notes”), whereby the Company assigned, and the New Investors assumed, the Company’s rights and obligations under the Convertible Notes.  Concurrently, the New Investors exercised their rights and purchased the Convertible Notes together with 146,028 warrants to purchase common stock from the holders in exchange for payment of $1,000,000 and the transfer of 333,333 shares of the Company’s common stock held by the New Investors.  The New Investors concurrently exchanged the Convertible Notes and warrants with the Company for 750,000 shares of the Company's common stock and a call option to purchase up to 333,333 shares of the Company's common stock at a purchase price of $3.00 per share, exercisable for sixty days after the closing of the financing.  The New Investors exercised 83,333 of these warrants resulting in proceeds to the Company of $250,000.

The Company accounted for the extinguishment of the Convertible Notes and warrants in accordance with APB 26.  In accordance with these provisions, the Company recorded a non-cash loss on the extinguishment of the Convertible Notes, based on the difference between (a) the fair value of the common stock and the call options issued and (b) the difference between the carrying value and stated value of the convertible debt and fair value of the derivative liabilities immediately prior to the extinguishment.  The fair value of these instruments was determined based on the closing stock price on the date of the extinguishment.  The following table sets forth the fair value of the securities exchanged during 2007.

Extinguishment of derivative liabilities	$4,891,240
Cancellation of Convertible Notes and accrued interest	2,014,000
Accretion of unamortized discounts on Convertible Notes	(285,797)
Issuance of common stock	(3,415,500)
Fair value of common stock warrant	(579,155)
$2,624,788

The fair value of the ECF and warrants were determined using the Black-Scholes option pricing model with the following assumptions at the date of extinguishment.

Estimated fair value of underlying common stock	$4.55
Remaining life (in years)	0.98 to 2.97
Risk-free interest rate	4.68%
Expected volatility	114.1%
Dividend yield	-

Callable Secured Convertible Notes
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

The Company issued Convertible Notes for gross proceeds $1,250,000 ($1,130,000 net of costs) together with warrants to purchase 146,028 shares of the Company's common stock at an exercise price of $9.00 per share. The Convertible Notes while outstanding had a stated interest at 8% per annum, and provided that no interest was due or payable for any month in which the Company’s stock price was greater than $8.03 for each intraday trading price for each trading day of the month. Any amount of principal or interest which was not paid when due had a default interest of 15% per annum from the due date. The Notes had a stated maturity date of three years from the date of issuance (April 25, 2008).

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

The Company had the option to prepay all or a portion of the principal outstanding under the Convertible Notes if no event of default existed, there were a sufficient number of shares available for conversion of the Convertible Notes and the market price was at or below $6.60 per share. In the event the market price was above $6.60, the Company had the right to prepay all or a portion of the principal outstanding under the Convertible Notes if it made an additional payment equal to the difference between the market price and $6.60 per share for the number of shares into which the Convertible Notes would convert.

If the Company elected to prepay the Convertible Notes, the Company would have been required to pay an amount in excess of the outstanding principal under the Notes based on the number of days after issuance of the Convertible Notes the Company prepays the Convertible Notes. The full principal amount of the Convertible Notes and an additional penalty amount would have been due upon default under the terms of Convertible Notes. The Company also granted the Investors a security interest in substantially all of its assets and intellectual property pursuant to a Security Agreement and an Intellectual Property Security Agreement.

The Convertible Notes were convertible into common stock, at the Investors’ option, at a conversion price equal to the lower of (i) $6.00 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock during the 20 trading days before, but not including, the conversion date.  There was no floor related to the conversion price.  The Company evaluated the ECF in accordance with the guidance in paragraph 12 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and determined it was necessary to evaluate bifurcation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The ECF met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Convertible Notes were considered “conventional.” EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19,” defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when the exercises the conversion option. As a result of the ECF not being convertible into a fixed number of shares of stock and that the Company not ultimately knowing the number of common shares that could be issued upon exercise (no floor on the ECF) management determined the Convertible Notes were not “conventional”.

This caused the ECF for the Convertible Notes to be classified as derivative liabilities in the accompanying financial statements while outstanding. In addition, the warrants to purchase common stock issued with the Convertible Notes were also deemed to be classified as derivative instruments under SFAS 133 as a result of certain non-customary anti-dilution provisions within the warrant agreement.  The accounting treatment for these financial instruments required the Company record the ECF and warrants as derivative liabilities on the balance sheet at their fair values as of each reporting date. Any change in fair value of the Company’s common stock resulted in a change in the derivative liability and is recorded as non-operating, non-cash income or expense at each reporting date.  The derivatives were valued using the Black-Scholes option pricing model and were classified in the balance sheets based on the classification of the host instrument.

On the date of issuance of the April 25, 2005 Convertible Notes, the estimated fair market value of the ECF and the warrants was $5,355,437 and $5,542,739, respectively. On the date of issuance of the October 5, 2005 Convertible Notes, the estimated fair market value of the ECF and the warrants was $617,785 and $169,945, respectively.

The recording of the fair value of the ECF and warrants reduced the carrying value of the April 25, 2005 and October 5, 2005 Convertible Notes to $0 and $0, respectively.  The excess value of the fair values of the ECF and warrants over the proceeds received from the April 25, 2005 and October 5, 2005 Convertible Notes of $9,768,176 and $787,730, respectively and were charged to interest expense in the statement of operations on the date of issuance.  Since the carrying amount for each of the Convertible Notes was reduced to $0, the Company recorded a discount on each tranche of Convertible Notes.  The accretion of the discount was being charged to interest expense over the term of the Convertible Notes, prior to extinguishment. The fair value of the ECF and warrants were determined using the Black-Scholes option pricing model with the following assumptions at December 31, 2006.

Estimated fair value of underlying common stock	$6.36
Remaining life (in years)	3.32
Risk-free interest rate	4.82%
Expected volatility	116.5%
Dividend yield	-

The fair value of the ECF and warrants were $3,415,559 and $4,038,755, respectively at December 31, 2006.

On December 5, 2006, the Company entered into an agreement with the AJW entities which amended the ECF of the Convertible Notes equal to the lower of (i) $6.00 or (ii) 52.5% (from 60%) of the average of the three lowest intraday trading prices for the common stock during the 20 trading days before, but not including, the conversion date.  The Company evaluated the amendment in accordance with EITF 06-6.  The difference between the fair value of the conversion price immediately before compared to immediately after the modification was greater than 10% of the carrying amount of the Convertible Notes.  As a result, the Company recorded an extinguishment loss of $452,876 in 2006.

15.	Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock of which 333,333 shares are issued and outstanding at December 31, 2007.  These shares are owned by Edon Moyal and Dan Fleyshman.  These shares are not convertible into common stock and have no preference rights, however, each share is entitled to four votes on a common stock basis.  The Certificate of Designation related to these shares has not been filed with the State of Nevada and these preferred shares will not have voting power until this filing is accomplished, which the Company expects will occur in the near term.

16.	Common Stock

Sales of Common Stock
During 2007, the Company sold 2,220,922 shares of common stock for cash proceeds and advances made on behalf of the Company of $3,572,785.  Included in this amount are 120,259 shares of common stock to Cohiba, in exchange for $95,000.  As of December 31, 2007, the Company has not received the funds and has recorded the amounts due under the caption “Stock Subscription Receivable” in the accompanying balance sheet.  In the event of non-payment, Cohiba agrees to return the underlying shares to the Company.

During the year ended December 31, 2006, the Company issued 391,486 restricted shares to various investors for $1,190,064 in cash.

Issuance of Common Stock to Consultants and Advisors
During 2007, the Company issued 178,852 shares of common stock to consultants with an aggregate fair value of $934,909.  The fair value of the shares was determined based on the closing stock price at each reporting period such shares were earned which was equal to the respective vesting date.

During 2006, the Company issued 411,141 shares of common stock to consultants with an aggregate fair value of $719,158.  The fair value of the shares was determined based on the closing stock price at each reporting period such shares were earned which was equal to the respective vesting date.

Issuance of Common Stock for Settlement of Accounts Payable and Loans
During 2007, the Company issued 893,236 shares of common stock.  The aggregate fair value of the common stock was $651,668 for the settlement of $1,095,309 of accounts payable, resulting in a gain on extinguishment of $443,641.  The fair value of the shares was based on the closing stock price on the date of issuance.

During 2006, the Company issued 236,950 shares of common stock for the settlement of accounts payable and loans.  The aggregate fair value of the common stock was $1,084,441 for the settlement of $1,084,441 of accounts payable, resulting in a gain on extinguishment of $443,641.  The fair value of the shares was based on the closing stock price on the date of issuance.

Issuance of Common Stock Warrants to Consultants
Since the Company’s inception, it has issued warrants to purchase common stock to certain consultants, service providers and distributors.  The following is a summary of the stock warrant activity.

	Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2005	648,389	$8.82
Granted	166,343	10.00
Exercised	-	-
Cancelled	(75,889)	6.26
Warrants outstanding, December 31, 2006	738,843	$9.35
Granted	284,167	1.48
Exercised	-	-
Cancelled	-	-
Warrants outstanding, December 31, 2007	1,023,010	$7.16

	2007	2006
Weighted Average:
Fair value	$0.08	$4.23
Exercise price	$7.16	$9.35
Risk-free rate	3.5%	4.6%
Life (in years)	3.1	4.1
Expected volatility	142%	137%
Dividend yield	0%	0%

		Warrants Outstanding		Warrants Exerciseable
Range of Exercise Prices	Number Outstanding	Average remaining life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.00 - $6.00	250,000	4.94	$0.75	250,000	$0.75
$6.00 - $12.00	773,010	3.06	9.24	773,010	9.24

	1,023,010			1,023,010

For the years ended December 31, 2007 and 2006, the Company recorded $77,055 and $683,983, respectively in stock-based compensation for these stock warrants.

Issuance of Common Stock Options to Employees
Since the Company’s inception, it has issued options to purchase common stock to certain employees and officers.  The following is a summary of the stock option activity.

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding, December 31, 2005	1,175,000	$9.00
Granted	40,333	12.00
Exercised	-	-
Cancelled	-	-
Options outstanding, December 31, 2006	1,215,333	$9.10
Granted	283,333	9.00
Exercised	-	-
Cancelled	(87,500)	9.00
Options outstanding, December 31, 2007	1,411,167	$9.09

	2007	2006
Weighted Average:
Fair value	$3.38	$4.24
Exercise price	$9.00	$12.00
Risk-free rate	4.50%	4.65%
Life (in years)	4.0	4.0
Expected volatility	113%	137%
Dividend yield	0%	0%

		Options Outstanding		Options Exerciseable
Range of Exercise Prices	Number Outstanding	Average remaining life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$6.00 - $12.00	1,411,167	3.18	9.09	1,202,842	9.00

For the years ended December 31, 2007 and 2006, the Company recorded $1,301,500 and $2,014,662, respectively in stock-based compensation for these stock options.

On June 29, 2007, the Company's board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company's common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 833,333 shares of the Company's common stock, subject to adjustment in the event of stock splits and other similar events, may be issued pursuant to awards granted under the 2007 Plan. The 2007 Plan is administered by the Board of Directors, and expires 10 years after adoption, unless terminated earlier by the Board.  As of December 31, 207, no stock option grants have been made under the 2007 Plan.

17.	Related Party Transactions

During 2006, the Company entered into consulting agreements with two family members of an officer of the Company, to provide accounting, financial and systems design services.  Under the terms of these agreements, the Company was committed to pay an aggregate of $11,000 monthly to these parties.  The Company believes the level of compensation is comparable to those of unrelated third parties. These agreements were terminated in 2007.  The amounts earned by these parties totalled $9,000 and $73,000 for the years ended December 31, 2007 and 2006, respectively.

One of the Company’s distributors is partly owned by the spouse of a member of the Company’s board of directors.  The Company has placed approximately $23,000 of inventory, based on the Company’s cost, on consignment with this distributor.  This distributor has made the decision to exit the business and the Company has written off this inventory.  There were no revenues recognized on shipments to this distributor in 2007 or 2006.

18.	Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. The Company operates in one business segment: the sale of energy drinks.

Revenues are derived from customers located within the United States.

Long-lived assets consist of property and equipment and intangible assets located within the United States.

19.	Subsequent Events

In February 2008, the Company received notice from an investor in a November 2005 financing that it was exercising the registration rights penalties contained in the documentation related to that financing and that it was owed $480,897 as of February 20, 2008.  The Company and the investor entered into a settlement agreement that called for the Company to issue 1,602,989 shares of unregistered common stock to this investor to settle this registration rights claim in full.  In the financials contained herein, the Company had accrued $133,808 in penalties related to this claim as of December 31, 2006 and $430,417 as of December 31, 2007.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 25, 2008, we accepted the resignation of Baum & Company, PA (”Baum”) as our independent auditors.

On February 25, 2008, we appointed and engaged the services of McKennon, Wilson & Morgan LLP (“MWM”) as our independent auditors. MWM is a registered public accounting firm with the Public Company Accounting Oversight Board and members of the American Institute of Certified Public Accountants.  During the two most recent fiscal years and the interim period preceding the engagement of MWM, the Company has not consulted with MWM regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.  The decision to accept the appointment of MWM as replacement auditors for Baum was approved by the Board on February 25, 2008.

The report of Baum with respect to the Company's financial statements for the years ended December 31, 2006 and 2005, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph relative to substantial doubt about the Company’s ability to continue as a going concern. Since appointment as the Company's independent auditors through the date of this report, there were no disagreements between the Company and Baum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baum would have caused Baum to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements for such years through the date of this letter.

ITEM 8A(T).	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2007. These officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.  The Company intends to design and install effective controls in the second and third quarters of 2008.

(b)	Changes in internal controls.

Subsequent to the date of their evaluation, as described in the previous section, there were no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is defined to mean a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has not assessed, in accordance with the requirements of Exchange Act Rules 13a-15(c) and 15d-15(c), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 because not all of the internal control processes that management has identified have been fully documented and tested due to the cost and time involved with completing the documentation and testing. Management has, however, evaluated the effectiveness of the Company’s internal control over financial reporting to the extent those internal controls have been documented and tested, although not in accordance with the requirements of Exchange Act Rules 13a-15(c) and 15d-15(c), and believes there is non-compliance which affects the integrity and timeliness of the Company’s financial statements and the Company has used extensive review following the closing date for financial statements to compensate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Pursuant to Item 308T(a) of Regulation S-B under the Exchange Act, the information in this Item 8A is being furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. Accordingly, the information in this Item 8A will not be incorporated by reference into any filing by the Company under the Securities Act, or the Exchange Act, unless specifically identified therein as being incorporated by reference.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of the members of the Board, executive officers and promoters as of December 31, 2007:

Name	Age	Position
Dan Fleyshman	26	President and Director
Edon Moyal	26	Chief Executive Officer and Director
Wayne Anderson	42	Director
John F. Moynahan	50	Senior Vice President and Chief Financial Officer
Derek Jones	69	Director

Messrs. Fleyshman and Moyal have five-year employment agreements which commenced April 1, 2005. Mr. Moynahan has a three-year employment agreement which commenced May 9, 2007.

Information concerning our executive officers and directors is set forth below.

Dan Fleyshman – President and Director.

Dan Fleyshman has been President and a Director of the Company since April 26, 2005. Mr. Fleyshman will serve as director until the next annual meeting of stockholders and until his successor has been duly elected and qualified. Since 2001, Mr. Fleyshman was the President of Who's Your Daddy, Inc., which was acquired by the Company as a wholly owned subsidiary in April, 2005. Mr. Fleyshman is primarily responsible for the strategic development of key licensing relationships for the Company and for promotional activities.

Edon Moyal – Chief Executive Officer and Director (Chairman of the Board).

Edon Moyal has been Chief Executive Officer and a Director of the Company since April 26, 2005. Mr. Moyal will serve as director until the next annual meeting of stockholders and until his successor has been duly elected and qualified. Since 2001, Mr. Moyal has been the Chief Executive Officer of Who's Your Daddy, Inc., which was acquired by the Company as a wholly owned subsidiary in April, 2005. Mr. Moyal is primarily responsible for formulating the Company’s strategic plan, developing marketing strategies and new product concepts, establishing distribution channels, analyzing branding initiatives, developing new licensing opportunities, recruiting and developing key executives for the organization and sourcing capital to ensure the continued growth of the Company.

Wayne Anderson - Director.

Wayne Anderson was appointed Director of the Company in May 2007.  Mr. Anderson is Managing Member and co-founder of Around the Clock Trading and Capital Management, LLC, an investment management company and General Partner of Around the Clock Partners, LP.  In 2000, Mr. Anderson co-founded both firms, after managing assets of accredited investors for several years.  Mr. Anderson has been the Managing Member of the General Partner since inception.  Mr. Anderson's investment focus has been on undervalued equities within the healthcare, biotechnology, and emerging growth sectors.  Mr. Anderson also brings forth his expertise in corporate finance catering to companies with market capitalization of less than $100 million.  Mr. Anderson completed his undergraduate studies at the University of Georgia with a focus on Biology.  Mr. Anderson then earned his Doctorate of Podiatric Medicine (DPM) from the Temple University College of Podiatric Medicine.

John F. Moynahan – Senior Vice President and Chief Financial Officer.

From June 2006 to May 2007, Mr. Moynahan was President and Managing Director of NovaStar Group, Inc., a private consulting company specializing in financing, strategic planning, and business planning for emerging growth companies. From November 2005 until June 2006, and from April 1999 to February 2003, Mr. Moynahan was Senior Vice President and Chief Financial Officer for Xybernaut Corporation, a publicly-traded technology company. From May 2004 until October 2005, Mr. Moynahan was Vice President Finance and Corporate Development for Innovative Technology Applications, Inc., a private high-technology defense contractor to the U.S. government. From February 2003 until May 2004, he was Senior Vice President and Chief Financial Officer for CardSystems Solutions, Inc., a credit card processing company. Mr. Moynahan is responsible for all filings with the SEC, for the Company’s books and records and all aspects of its accounting system.

Derek Jones – Director.

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

Significant Employees

Joseph Conte, 45, has served as our Executive Vice President of sales from June 2006 to the present. From 1999 to 2002, Mr. Conte worked with one of the largest urban closeout resellers in the United States. From 2002 to May 2006, Mr. Conte worked with a company that developed and sold multiple products to retailers. One of the products was energy and functional beverages.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge and belief during the past five years, other than what has been reported herein, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until expiration of their employment contractors or until removed by the Board.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board is acting as our audit committee under the direction of one of our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Board and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year: none.

Code of Ethics Disclosure Compliance

The Company has a Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as described in sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Code of Ethics was attached as an exhibit to the 2006 Annual Report on Form 10-KSB and is attached hereto as Exhibit 9.1.

ITEM 10.	EXECUTIVE COMPENSATION

The directors of the Company receive 1,250 restricted shares of the Company’s common stock each quarter, starting in the first quarter of 2006, in their capacity as a director. Our Chief Executive Officer and the registrant’s three most highly compensated executive officers are compensated as employees, as per their employment agreements, as detailed in Note 9 to the Financial Statements. There are no other officers in the Company and there are no other employees who earn over $100,000.

Exhibit 10.1 presents the Executive Compensation required to be disclosed by Item 402(b) of Reg. S-B.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2007, regarding (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and named executive officer of the Company, and (iii) all officers and directors as a group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of Class	Name/Address of	Amount and Nature	Percentage
	Beneficial Owner*	of Beneficial	Of
		Ownership (1)	Securities(2)

Common Stock	Derek Jones	8,750	0.1%
Common Stock	Edon Moyal	679,230	6.1%
Common Stock	Dan Fleyshman	679,230	6.1%
Common Stock	John F. Moynahan	83,333	0.7%
Common Stock	Wayne Anderson(3)	788,698	7.1%

Common Stock	All executive officers and directors as a group (5 persons)	2,248,011	20.1%

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

(3) Includes 747,301 shares of common stock and warrants to purchase 8,500 shares of common stock held by Around the Clock Trading and Around the Clock Partners.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not issued any securities to our officers or directors under our 2007 Equity Incentive Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.	EXHIBITS

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc. dated April 1, 2005 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on April 7, 2005).

3.1	Amended and Restated Articles of Incorporation dated December 4, 2001 (incorporated by reference to Exhibit 3.1 of Form 10-SB filed on January 1, 2002).

3.2	Amended and Restated Bylaws dated December 4, 2001 (incorporated by reference to Exhibit 3.2 of Form 10-SB filed on January 1, 2002).

4.1	Specimen Common Stock Certificate (1)

9.1	Who’s Your Daddy, Inc. Code of Ethics (incorporated by reference to Exhibit 9.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.1	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on May 15, 2007).

10.1(a)	Amendment to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 28, 2007).

10.2	2007 Equity Incentive Plan (incorporated by reference to Exhibit A to Schedule 14A (Definitive Proxy Statement) filed by the Company on June 22, 2007).

10.3	Form of November 13, 2007 Settlement Agreement with Cohiba et. al. regarding issuance of common stock to settle cash advances.

10.4
Form of December 7, 2007 Settlement Agreement with King of Energy West to issue common stock and a warrant to settle amounts owed to King of Energy West by the Company and for the Company to purchase its energy drink products previously sold to King of Energy West.

10.5	Form of December 7, 2007 Settlement Agreement with Fuskandrakis LLC to issue common stock to Fuskandrakis LLC to settle amounts owed by the Company.

16	Letter from Baum & Co., P.A. to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on March 3, 2008.

24	Power of attorney (contained on signature page)

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Baum & Co.
2006	40,000	0	0	0
2007	35,000	0	0	0
McKennon, Wilson & Morgan LLP
2007	$56,000	0	0	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHO’S YOUR DADDY, INC.

By:
/s/ Edon Moyal
Name: Edon Moyal
Title: Chief Executive Officer
Date: May 12, 2008

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Who’s Your Daddy, Inc., hereby severally constitute Edon Moyal our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Form 10-KSB filed herewith and any and all amendments to said Form 10-KSB, and generally to do all such things in our names and in our capacities as officers and directors to enable the Company to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-KSB and any and all amendments thereto.

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

Dan Fleyshman	President (Principal Executive Officer) and Director	May 12, 2008
Edon Moyal	Chief Executive Officer (Principal Executive Officer) and Director	May 12, 2008
John F. Moynahan	Chief Financial Officer (Principal Accounting and Financial Officer)	May 12, 2008
Derek Jones	Director	May 12, 2008
Wayne Anderson	Director	May 12, 2008