Form 10-Q
period 2008-03-31
Whos Your Daddy Inc
filed 2008-05-16
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIETS EXCHANGE ACT OF 1934

Commission file number: 0-33519

WHO’S YOUR DADDY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

5840 El Camino Real, Suite 108, Carlsbad, CA 92008
(Address of principal executive offices)

(760) 438-5470
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer,” and “smaller reporting company: in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2008: 10,045,130

WHO’S YOUR DADDY, INC.
FORM 10-Q
MARCH 31, 2008

PART I -- FINANCIAL INFORMATION ITEM I -- FINANCIAL STATEMENTS
WHO’S YOUR DADDY, INC.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,770	$145
Accounts receivable, net of allowant of $33,243 at
March 31, 2008 and December 31, 2007, respectively	61,100	29,633
Inventories	380,505	454,792
Prepaid and other	5,604	30,170
Total current assets	448,979	514,740

Property and equipment, net	63,773	70,514
Intangible assets, net	140,575	130,976
Deposits and other	36,335	36,335
Total assets	$689,662	$752,565

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	667,569	656,564
Accrued expenses	1,299,848	1,485,853
Customer deposits	8,484	-
Accrued litigation	1,930,000	1,952,000
Notes payable	412,500	412,500
Due to officers	198,572	210,525
Total current liabilities	4,516,973	4,717,442

Shareholders’ Deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized,
333,333 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	333	333
Common stock, $0.001 par value: 100,000,000 shares authorized,
10,045,130 and 7,991,986 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	10,045	7,992
Stock subscription receivable	(39,015)	(95,000)
Additional paid -in capital	22,994,100	22,606,307
Common stock committed to be issued	27,150	-
Accumulated deficit	(26,819,924)	(26,484,509)
Total shareholders’ deficit	(3,827,311)	(3,964,877)
Total liabilities and shareholders' deficit	$689,662	$752,565

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
		(Restated)

Sales	$102,823	$133,814
Cost of sales	74,287	90,501
Gross profit	28,536	43,313

Operating expenses:
Selling and marketing	81,689	360,273
General and administrative	491,320	640,860
Total operating expenses	573,009	1,001,133

Operating loss	(544,473)	(957,820)
Other (income) expense:
Interest expense	84,422	171,010
Interest income	(2,061)	-
Gain on change in fair value of derivative liabilities	-	(2,946,261)
Gain on extinguishment of debt and accrued liabilities	(288,217)	-
Other, net	(3,200)	-
Income (loss) before income taxes	(335,417)	1,817,431

Income tax (provision) benefit	-	(200)
Net income (loss)	$(335,417)	$1,817,231

Basic net income (loss) per share:	$(0.04)	$0.51

Diluted net income (loss) per share	(0.04)	$0.43

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(335,417)	$1,817,231
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment of creditor settlements and accrued liabilities	(288,217)
Gain from change in fair value of derivative liabilities	-	(2,946,261)
Stock compensation expense	114,353	213,991
Accretion of convertible debt	-	72,896
Depreciation	6,741	2,856
Changes in operating assets and liabilities:
Accounts receivable	(31,467)	5,476
Inventories	74,287	54,399
Prepaid expenses and other assets	24,566	41,462
Accounts payable	120,971	109,132
Accrued expenses	294,891	133,579
Customer deposits	8,484	-
Accrued litigation	(22,000)	-
Due to officers and related parties	(11,953)	154,126

Net cash used in operating activities	(44,761)	(341,113)

Cash flows from investing activities:
Capital expenditures	-	(11,634)
Trademarks	(9,599)	(18,294)

Net cash used in investing activities	(9,599)	(29,928)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	214,919
Payments on notes payable	-	(14,298)
Proceeds from the sale of common stock and stock subscription	55,985	215,000
Net cash provided by financing activities	55,985	415,621

Net increase in cash and cash equivalents	1,625	44,580

Cash and cash equivalents at beginning of period	145	5,459
Cash and cash equivalents at end of period	$1,770	$50,039

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$74,110	$29,568
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock to settle creditor obligations and accrued expenses	$302,643	$55,000
Issuance of common stock for conversion of debt	$-	$408,041
Issuance of common stock for accrued salaries	$-	$167,834

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)

1.	Business

Business
Who’s Your Daddy, Inc. (the “Company”) manufactures (on an outsource basis), markets, sells and distributes its King of Energy™ energy drinks and is involved in the licensing of its proprietary name, Who’s Your Daddy®.

Management's Plan of Operations
The Company has suffered losses from operations and lacks liquidity to meet its current obligations.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. Management is currently negotiating bridge financing to an offering of a minimum of $3.5 million, but there can be no assurance that management will be able to complete a bridge and/or the offerong. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.the

2.	Restatement

On November 14, 2007, the Company concluded its accounting for the following items required changes to conform to applicable accounting guidelines and such changes required the restatement of its financial statements for the three months ended March 31, 2007:

•	Convertible notes issued on April 27, 2005 and issued on October 11, 2005 ("Convertible Notes");
•	Amendment of the conversion price on its convertible notes on December 5, 2006;
•	Registration rights penalties associated with the Convertible Notes;
•	Accretion of non-cash debt discount;
•	Changes in fair value of derivatives at each reporting date; and
•	Issuance of common stock and stock options to employees and consultants.

For the Convertible Notes issued on April 25, 2005, the Company was required to record the fair value of the embedded conversion feature (“ECF”) and warrants issued in connection with the Convertible Notes of $1,250,000 in accordance with Statement of Financial Accounting Standards No. 133 as discussed further described in the Company’s Form 10-KSB for the year ended December 31, 2007.  This comprised of (i) $5,542,739 for the fair value of the warrant and (ii) $5,355,437 for the fair value of the ECF. During the three months ended March 31, 2007, the Company was required to record its derivatives at fair value; however, management did not account for such items correctly. Included in the accompanying restated financial statements for the as of and for the three months ended March 31, 2007, the Company has recorded the change in the fair value of the ECF and warrants.

During the year ended December 31, 2006, the Company issued stock options and warrants issued to employees and consultants which were not valued correctly and expensed in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) No. 96-18.

The impact of the items above required amendments to the Company’s financial statements as of and for the three months ended March 31, 2007. The following table reflects the effect of the restatement on each of the financial statement line items as of and for the three months ended March 31, 2007.

Balance Sheet Data:
Accounts payable	$597,418	$198,354	$795,772
Derivative Liabilities	-	4,508,054	4,508,054
Long term debt, net	2,080,143	(640,239)	1,439,904
Preferred stock	2,000	(1,667)	333
Common stock	23,060	(19,217)	3,843
Additional paid in capital	6,536,315	6,404,190	12,940,505
Accumlated deficit	(12,217,886)	(10,448,865)	(22,666,751)
Total shareholder's deficit	(5,656,511)	(4,065,559)	(9,722,070)

Operations Data:
Interest expense	33,568	137,442	171,010
Gain in value of derivative liabilities	-	(2,946,261)	(2,946,261)
Net income/(loss)	$(926,008)	$2,743,439	$1,817,431

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2007 as reported in the Company's Form 10-KSB have been omitted.  The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Stock Split
On October 16, 2007, the Board of Directors of the Company approved a one (1) for six (6) reverse stock split of the Company's common and preferred stock. The effective date of the stock split was October 30, 2007. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

Accounting for Stock Options Issued to Consultants
The Company measures compensation expense for its non-employee stock-based compensation under Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company ’s common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to additional paid-in capital.

Net Income (Loss) per Share

Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's convertible notes, if such stock options and convertible notes are dilutive. For the three months ended March 31, 2008, no potentially dilutive shares have been excluded from diluted loss per share since the options and warrants are out of the money and thus antidilutive.

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share for the three months ended March 31, 2007:

Denominator

Weighted average common shares outstanding used in calculating basic income per share	3,543,519
Effect of dilutive options	-
Effect of convertible notes	840,538
Weighted average common shares outstanding used in calculating diluted income per share	4,384,057

Numerator

Net income	$1,817,231
Add - interest on convertible notes	72,896

Net income available to common stockholders	$1,890,127

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company has adopted SFAS 157 with no impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company has adopted SFAS 159 with no impact on its financial statements.

4.	Accrued Expenses

As of March 31, 2008 and December 31, 2007, accrued expenses were as follows:
	March 31,	December 31,
	2008	2007

Compensation and related benefits	$786,216	$559,701
Registration rights	-	410,977
Professional fees	65,159	140,159
Interest	110,455	86,198
Other	338,018	288,818
	$1,299,848	$1,485,853

5.	Accrued Litigation

On May 8, 2007, the Company served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against the Company, Edon Moyal and Dan Fleyshman under a contract allegedly calling for the payment by the Company of $288,000, stock, plus a certain percentage of the revenues of that subsidiary.  On February 1, 2008, the Company entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which the Company agreed to pay to the plaintiffs the sum of $252,000 under a payment schedule.  $252,000 had been accrued in the Company’s financial statements as of December 31, 2007.  Under the payment schedule, the Company paid $20,000 by March 18, 2008, and is required to pay $15,000 by June 18, 2008 and every ninety days thereafter until such amounts are repaid. As security for the settlement payment, defendants Fleyshman and Moyal together pledged 319,294 shares of common stock in the Company owned and held by them. The Company also agreed to issue 75,000 shares of common stock.

6.	Common Stock

Issuance of Common Stock
On February 20, 2008, the Company entered into an agreement whereby it issued 1,602,989 shares of common stock to settle $480,897 owed under a registration rights agreement.  The Company determined the fair value of the shares of the shares to be $240,448 based on the closing stock price on the date of settlement.  The Company recorded a gain on the settlement of the liability of $240,448 during the three months ended March 31, 2008.

On February 13, 2008, the Company issued 450,155 shares of common stock to a related party to settle amounts owed to certain creditors.  The Company determined the fair value of the shares of the shares to be $63,022 based on the stock price as the shares were earned.  The amounts owed to creditors was $110,791, resulting in a gain on settlement of $47,769.

Commitment to Issue Common Stock
In connection with a consulting agreement entered into on November 20, 2007 with an individual to provide sales account development services, through February 29, 2008.  As part of the agreement, the Company agreed to issue to the consultant $7,500 of common stock, or 23,437 shares based on a 20 day average VWAP. As of March 31, 2008, the shares have not been issued.

In connection with a consulting agreement entered into on February 18, 2008 with an individual to provide legal services, the Company agreed to issue the consultant 60,000 shares of common stock.  The Company determined the fair value of the shares of the shares to be $8,400 based on the stock price as the shares were earned.  As of March 31, 2008, the underlying services have been rendered.  As of March 31, 2008, the shares have not been issued.

In connection with the Christopher Wicks and Defiance U.S.A., Inc. judgment, on February 1, 2008, the Company agreed to issue 75,000 shares of common stock.  The Company determined the fair value of the shares of the shares to be $11,250 based on the date of the legal settlement and charged this amount to operations during the three months ended March 31, 2008.  As of March 31, 2008, the shares have not been issued.

In connection with a stock subscription receivable for $95,000 established on November 13, 2007, the Company received $55,985 in the form of payments made directly to vendors by the entity with whom the stock subscription receivable was established.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Certain Factors That May Affect Future Results”below and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. When used in the following discussion, the words “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable. These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the Notes thereto.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007 (restated)

Sales
Our sales consist of energy drinks products sold to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During the three months ended March 31, 2008, we generated $102,823 in revenue from sales of our energy drink, compared to $133,814 for the comparable period in 2007, a decrease of $30,991, or 23%.  The first quarter of the year is typically a slow quarter for energy drink sales and severe cash constraints in the first quarter of 2008 prevented us from deploying the sales and marketing efforts needed to generate revenues.

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

Our gross profit for the three months ended March 31, 2008 was $28,536, compared to $43,313 for the comparable period in 2007, a decrease of $14,777, or 34%.  Our gross margin for the first quarter of 2008 was 28%, compared to 32% for the first quarter of 2007.  This reduction in gross profit was related to our contract with a Master Distributor out of New York where we agreed to lower the price per case on the initial order to support marketing costs for opening the Northeast territory, which included the states of New York, New Jersey, Connecticut, and Pennsylvania, plus higher shipping costs associated with shipments from warehouses in the Western states to New York..

Selling and Marketing Expenses
Our selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Sales and marketing expenses for the three months ended March 31, 2008 were $81,689, compared to $360,273 for the comparable period in 2007, a decrease of $278,584, or 77%.  The change was attributable to reduced levels of personnel, travel and promotional events resulting from cash constraints in the first quarter of 2008.

General and Administrative Expenses
Our general and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the three months ended March 31, 2008 were $491,320, compared to $640,860 in 2006, a reduction of $149,540, or 23%. Expenses were reduced in the first quarter of 2008 in most categories and the combination of office, travel and miscellaneous expenses were $12,160 in the three months ended March 31, 2008, a reduction of $129,384 compared to $141,544 in the three months ended March 31, 2007.

Interest Expense
Our interest expense includes amounts related to debt instrument, cash-based interest, registration rights penalties and non-cash based interest.  Non-cash based is attributable to the accretion of debt discounts for our previously outstanding Convertible Notes.

During the three months ended March 31, 2008, interest expense was $84,422, compared to $171,010 during the comparable period a year earlier, a decrease of $86,588, or 51%.  Interest the three months ended March 31, 2007 included non-cash interest expense for the accretion of the debt discounts on our Convertible Notes of $72,896, while there was no comparable expense in 2008. We also incurred registration right penalties of $69,919 and $69,546 for the three months ended March 31, 2008 and 2007, respectively. The remaining interest expense was attributable to cash-based interest on the Convertible Notes and other debt, while outstanding.

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

During the three months ended March 31, 2007, we recognized a non-cash gain of $2,946,261 for the change in the fair value of the derivative liabilities, with no impact on the three months ended March 31, 2008, as such derivative liabilities were extinguished in May 2007.

Gain on the Extinguishment of Debt and Accrued Expenses
We entered into settlement agreements with certain vendors to pay the outstanding balances through the issuance of common stock or reduced cash payments.  As a result of the settlements, we recognized a net gain of $288,217 from extinguishment of debt.  On February 20, 2008, the Company entered into an agreement whereby it issued 1,602,989 shares of common stock to settle $480,897 owed under a registration rights agreement.  The Company determined the fair value of the shares issued was $240,448 based on the closing stock price on the date of settlement.  The Company recorded a gain on the settlement of the liability of $240,448 during the three months ended March 31, 2008.

On February 13, 2008, the Company issued 450,155 shares of common stock to settle amounts owed to certain creditors.  The Company determined the fair value of the shares of the shares to be $63,022 based on the stock price as the shares were earned.  The amounts owed to creditors was $110,791, resulting in a gain on settlement of $47,769.

Other Expenses, Net
Other expenses during 2007 totalled $3,200, compared to $0 in 2006.

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

At March 31, 2008, our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, advances of funds from officers, the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the service of debt, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the distribution of our products. At March 31, 2008, our cash and cash equivalents were $1,770, and we had negative working capital of $4,067,994. Included as a reduction to our working capital is $1,790,000 of accrued litigation judgments which we are appealing, however cannot provide assurances as to whether our efforts will be successful.  At March 31, 2008, we had $412,500 in debt obligation of which is due upon demand and $262,500 is in default for non-payment.

During the three months ended March 31, 2008, we had no sales of stock for cash.  On February 20, 2008, the Company entered into an agreement whereby it issued 1,602,989 shares of common stock to settle $480,897 owed under a registration rights agreement.  The Company determined the fair value of the shares of the shares to be $240,448 based on the closing stock price on the date of settlement.  The Company recorded a gain on the settlement of the liability of $240,448 during the three months ended March 31, 2008.  On February 13, 2008, the Company issued 450,155 shares of common stock to settle amounts owed to certain creditors.  The Company determined the fair value of the shares of the shares to be $63,022 based on the stock price as the shares were earned.  The amounts owed to creditors was $110,791, resulting in a gain on settlement of $47,769.

We believe that our existing sources of liquidity will be insufficient to fund our operations into the second quarter of 2008. We are currently seeking additional financing to fund our business.  Management is currently seeking to raise additional capital through our investment banker and other sources. In the near future, we anticipate we will be able to raise a minimum of $5,000,000, which will be used for operational expenses, production and selling expenses.  Due to the highly competitive nature of the beverage industry, our expected operating losses in the foreseeable future and the credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.  If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	Three months ended
	2008	2007	Change
Provided by (used in)
Operating activities	$(44,761)	$(341,113)	$296,352
Investing activities	(9,599)	(29,928)	20,329
Financing activities	55,985	415,621	(359,636)

	$1,625	$44,580	$(42,955)

Operating Activities
Operating cash flows the three months ended March 31, 2008 reflect our net loss of $335,417, offset by changes in working capital of $457,779 and non-cash items (depreciation, creditor settlements and stock-based compensation) of $167,123. The change in working capital requirements is primarily related to increases in accounts payable and amounts due to our executive officers, partially offset by decreases in accounts receivable and accrued litigation.

During the quarter, our accrued expenses decreased due to the settlement of $480,987 of accrued registration rights penalties through the issuance of common stock which was partially offset by deferred salaries for non-officers employees.   We also issued shares of our common stock for the settlement of $110,791 of accounts payable.  Our executive officers are currently deferring the majority of their salaries and have also advanced us funds for operating purposes.

Operating cash flows the three months ended March 31, 2007 reflect net income of $1,817,231, primarily related to gains resulting from a $2,946,261 change in the fair value of our derivative liabilities, offset by changes in working capital of $498,174 and non-cash expenses (depreciation, amortization of intangible assets, extinguishment of debt, accretion of debt discounts and stock-based compensation) of $289,743. The change in working capital requirements is primarily related to an increase in accounts payable, accrued expenses and amounts due to our executive officers.

Investing Activities
Cash used in investing activities during the three months ended March 31, 2008 consisted of $9,599 in expenditures for trademarks.  During the same period in 2007, we cash used $11,634 for capital expenditures and $18,294 for trademarks.

Financing Activities
During the three months ended March 31, 2008, we received proceeds of $55,985 from the collection of an outstanding stock subscription agreement entered into in 2007.  During the comparable period in 2007, we issued common stock for proceeds of $215,000 and net borrowing of $200,621.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our chief executive and chief financial officers have not evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2008. These officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.  Management believes there is non-compliance with controls which affects the integrity and timliness of the Company’s financial statements and the Company has used extensive review following the closing date of the financial statements to compensate.  The Company intends to evaluate its disclosure controls and procedures, and make needed improvements, as soon as possible.

(b)	Changes in internal controls.

There have been no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On April 1, 2005, we received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that we were infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing. On April 7, 2006, we entered into a settlement agreement with Daddy pursuant to which we were granted an exclusive license to use our marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear. As part of the settlement, we also agreed to remit to Daddy 12% of the licensing revenues received from third parties who we granted sublicense to for use of the marks on clothing. We have not made any of the required payments under the settlement agreement.  On March 26, 2008, the each of the Company, Dan Fleyshman and Edon Moyal received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561.45 allegedly pursuant to the terms of the settlement agreement with Daddy. We are currently negotiating with Daddy to determine the amounts actually and properly owed by the Company under the settlement agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHO’S YOUR DADDY, INC.

By:	/s/ Edon Moyal
Name: Edon Moyal
Title: Chief Executive Officer
Date: May 15, 2008