Form 10-Q
period 2008-06-30
Whos Your Daddy Inc
filed 2008-08-19
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

WHO’S YOUR DADDY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	#98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 18, 2008: 18,906,383.

WHO’S YOUR DADDY, INC.
FORM 10-Q
JUNE 30, 2008

INDEX

PART I -- FINANCIAL INFORMATION ITEM I -- FINANCIAL STATEMENTS
WHO’S YOUR DADDY, INC.
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$-	$145
Accounts receivable, net of allowance of $33,243 at June 30, 2008 and December 31, 2007, respectively	75,349	29,633
Inventories	302,434	454,792
Prepaid and other	78,859	30,170
Total current assets	456,642	514,740
Property and equipment, net	59,083	70,514
Intangible assets, net	140,575	130,976
Deposits and other	36,335	36,335
Total assets	$692,635	$752,565

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$732,999	$656,564
Accrued expenses	978,097	1,485,853
Customer deposits	304,643	-
Accrued litigation	1,790,000	1,952,000
Notes payable	472,500	412,500
Due to officers	199,761	210,525
Total current liabilities	4,478,000	4,717,442
Notes payable	145,000	-
Total liabilities	4,623,000	4,717,442

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, 333,333 shares issued and outstanding at June 30, 2008 and December 31, 2007	333	333
Common stock, $0.001 par value: 100,000,000 shares authorized, 18,068,281 and 7,991,986 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	18,068	7,992
Stock subscription receivable	-	(95,000)
Additional paid-in capital	24,007,526	22,606,307
Accumulated deficit	(27,956,292)	(26,484,509)
Total shareholders’ deficit	(3,930,365)	(3,964,877)
Total liabilities and shareholders' deficit	$692,635	$752,565

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)

Sales	$131,473	$629,471	$234,296	$763,285
Cost of sales	91,521	352,245	165,808	442,746
Gross profit	39,952	277,226	68,488	320,539

Operating expenses:
Selling and marketing	136,843	817,714	218,532	1,177,987
General and administrative	945,784	1,440,819	1,437,104	2,081,679
Total operating expenses	1,082,627	2,258,533	1,655,636	3,259,666
Operating loss	(1,042,675)	(1,981,307)	(1,587,148)	(2,939,127)

Interest expense	82,057	327,561	166,479	498,571
Interest income	-	-	(2,061)	-
Change in fair value of derivative liabilities	-	395,459	-	(2,550,802)
Extinguishment of debt	9,634	(2,634,788)	(278,583)	(2,634,788)
Other, net	2,000	-	(1,200)	-
Loss before income taxes	(1,136,366)	(69,539)	(1,471,783)	1,747,892

Income tax (provision) benefit	-	-	-	-
Net income (loss)	$(1,136,366)	$(69,539)	$(1,471,783)	$1,747,892

Basic net income (loss) per share:	$(0.09)	$(0.02)	$(0.14)	$0.45
Diluted net income (loss) per share:	$(0.09)	$(0.02)	$(0.14)	$0.37
Weighted average number of common shares under in per share calculations:
Basic	12,548,787	4,203,526	10,774,843	3,873,522
Diluted	12,548,787	4,203,526	10,774,843	4,704,301

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,471,783)	$1,747,892
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment creditor settlements	(278,583)	(2,634,788)
Change in fair value of derivative liabilities	-	(2,550,802)
Stock compensation expense	687,103	1,242,680
Accretion of convertible debt	-	72,896
Depreciation	11,431	8,754
Changes in operating assets and liabilities:
Accounts receivable	(45,716)	(14,285)
Inventories	152,358	70,984
Prepaid expenses and other assets	(48,689)	(89,079)
Accounts payable	176,764	229,982
Accrued expenses	494,690	268,309
Customer deposits	304,643	-
Accrued litigation	(22,000)	-
Due to officers and related parties	(10,764)	245,903
Net cash used in operating activities	(50,546)	(1,401,554)

Cash flows from investing activities:
Capital expenditures	-	(42,079)
Trademarks	(9,599)	(21,271)
Net cash used in investing activities	(9,599)	(63,350)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	939,828
Payments on notes payable	(35,000)	(162,638)
Proceeds from the sale of common stock and stock subscription	95,000	747,060
Net cash provided by financing activities	60,000	1,524,250

Net increase (decrease) in cash and cash equivalents	(145)	59,346

Cash and cash equivalents at beginning of period	145	5,459
Cash and cash equivalents at end of period	$-	$64,805

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$145,855	$29,562
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to settle creditor obligations	$302,643	$147,242
Issuance of common stock for conversion of debt	$-	$764,195
Issuance of common stock for officer loans	$-	$66,000
Issuance of common stock for accrued salaries	$421,550	$-
Issuance of common stock and warrants to extinguish convertible note and warrant liabilities	$-	$3,280,143

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

1.	Business

Business
Who’s Your Daddy, Inc. (the “Company”) manufactures (on an outsource basis), markets, sells and distributes its King of Energy™ energy drinks and is involved in the licensing of its proprietary name, Who’s Your Daddy ® .

Management's Plan of Operations
The Company has suffered losses from operations and lacks liquidity to meet its current obligations.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. In July and August 2008, the Company raised $355,000 in capital through the issuance of convertible promissory notes (see Note 9). These funds are deposited and fund the Company's operations through the third quarter of 2008 or into the fourth quarter.  Management has hired an investment banking firm and is actively seeking to raise up to $3,500,000.   However, due to the current economic environment and the Company’s current financial condition, we cannot assure there will be adequate capital available when needed and on acceptable terms.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.	Restatement

As set forth in the Report on Form 8-K filed on November 19, 2007, the Company concluded on November 14, 2007 that its accounting for the following items required changes to conform to applicable accounting guidelines and that these changes required the restatement our financial statements for the years ended December 31, 2005, 2006 and 2007. Management completed its analysis and annual restatements which have been included in our Form 10-KSB filed on May 12, 2008 to reflect the changes.

1.	Callable Secured Convertible Notes issued on April 27, 2005 and on October 11, 2005 ("Convertible Notes") aggregating $1,750,000, with non-conventional conversion features and related warrants;
2.	Accretion of non-cash debt discounts;
3.	Changes in fair value of derivatives at each reporting date;
4.	Valuation of issuances of common stock and stock options to employees and consultants; and
5.	Extinguishment of the Convertible Notes on May 7, 2007.

The restatement resulted from the incorrect application of accounting for equity compensation, free standing or embedded derivative instruments, registration rights arrangements and the extinguishment of our Convertible Notes were incorrectly applied by prior management responsible for financial reporting. We retained a financial expert to assist us in the application of the requisite accounting literature.

The impact to the financial statements as of June 30, 2007 and for the three months ended is as follows:

	As Reported	As Restated	Change

Balance Sheet Data:
Accounts payable	$673,758	$940,362	$266,604
Accrued expenses	525,436	251,436	(274,000)
Debt	541,381	603,822	62,441
Common stock	30,054	4,204	(25,850)
Additional paid in capital	11,805,213	20,516,729	8,711,516
Accumulated deficit	(15,262,826)	(24,001,870)	(8,739,044)

Statement of Operations Data:
General and administrative	$1,007,582	$1,440,819	$433,237
Interest expense	(196,870)	(327,561)	(130,691)
Change in the fair value of derivative liabilities	-	(395,459)	(395,459)
Gain (loss) on extinguishment of debt	(1,200,000)	2,634,788	3,834,788
Net income (loss)	(3,044,940)	(69,539)	2,975,401
Net income (loss) per share	$(0.12)	$(0.02)	$0.10

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2007 as reported in the Company's Form 10-KSB have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the company's financial position, results of operation and cash flows.  The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Net Income (Loss) per Share
Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's stock options and convertible notes are dilutive. For the three months ended June 30, 2008, no potentially dilutive shares have been included in diluted loss per share since the options and warrants are antidilutive.

In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's financial position, results of operations and cash flows.

The following table sets forth the computation of the numerator and denominator of basic and diluted income (loss) per share for the six months ended June 30, 2007:

Numerator:
Net income (as restated)	$1,747,892
Add interest on convertible notes (as restated)	135,337
Net income available to common stockholders (as restated)	$1,883,229

Denominator:
Weighted average shares	3,873,523
Effect of convertible notes (as restated)	830,778
Weighted average common shares outstanding used in calculating diluted income per share (as restated)	4,704,301

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below:

	June 30,	June 30,
	2008	2007

Non-vested common stock	2,000,000	--

4.	Accrued Expenses

Accrued expenses consisted of the following at:

	June 30,	December 31,
	2008	2007

Compensation, tax and benefits	$595,924	$559,701
Registration rights	-	410,977
Professional fees	75,000	140,159
Interest	120,768	86,198
Other	186,405	288,818
	$978,097	$1,485,853

5.	Customer Deposits

Customer deposits consist of funds received from a customer for product to be shipped during the third quarter of 2008.

6.	Litigation

On March 14, 2008, Christopher Hedgecock filed a lawsuit in San Diego County Superior Court against the Company and two of its officers, Edon Moyal and Dan Fleyshman, asserting causes of action for fraud, intentional and negligent interference with prospective economic advantage and conversion. Plaintiff alleges that in or about December 2006, defendants fraudulently induced plaintiff to raise investment capital for the Company and induced plaintiff to invest $50,000 to distribute its King of Energy™ energy drinks. Plaintiff alleges that defendants Moyal and Fleyshman demanded kickbacks not disclosed to Company shareholders.  Plaintiff alleges that in June 2007, defendants agreed to purchase King of Energy from plaintiff for $100,000 plus 100,000 shares of stock, that defendants reneged on that agreement in October 2007, and that defendants have nevertheless taken over King of Energy.

On May 2, 2008, the Company entered into a settlement agreement with Christopher Hedgecock, whereby WYDI agreed to pay $10,078 of legal fees and provide energy drink products with a cost of $10,081.

On July16, 2008, the Company entered into an Assignment of Claims Agreement (“Assignment Agreement”) from Anga M’Hak Publishing and Edward Raabe, for the consideration of 150,000 shares of Common Stock and $100,000 in cash out of the proceeds of the Company’s Proposed Private Placement. The Company believes Anga M’Hak has a claim to offset the judgment of approximately $1.5 million against Sacks Motorsport.  Sacks holds an unpaid judgment against the Company in the amount of $1,790,000. As part of the Assignment Agreement, Anga and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies. In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in the Company’s pursuit of these claims. The Company believes their affidavits will indicate that Sacks Motorsports, Inc. perpetrated fraud by not having the authority to enter into the contract, which unlawfully created the judgment in favor of Sacks Motorsports, Inc. The Company will file a motion in the third quarter in California, to validate its assignment and offset any remaining obligation.

7.	Commitments and Contingencies

Investment Banking Agreement
On May 27, 2008, the Company entered into an investment banking agreement with Grant Bettingen, Inc. (“Grant Bettingen”) which provides for a placement agent fee of 15% of the gross proceeds received from the sale of the Company’s securities.

In connection with this agreement, the Company will pay a placement fee of $50,000 upon the closing of at least $600,000 of gross proceeds received from the sale of the securities in the Offering.

The Company also issued 2,000,000 shares of common stock.  The shares are subject to (i) Placement Agent raising $1,000,000 of gross proceeds, 1,000,000 shares shall be fully earned and (ii) an additional 1,000,000 shares shall be fully earned upon the closing aggregate gross proceeds of $3,500,000. If less than $1,500,000 of gross proceeds are raised, or if less than $3,500,000 of gross proceeds are raised in the aggregate, the number of shares fully earned shall be prorated with the unearned shares to be returned to the Company.

8.	Common Stock

Issuance of Common Stock
On May 28, 2008, the Company issued an aggregate of 2,745,091 shares of common stock to certain employees and executive officers including 2,000,000 to Michael Dunn, the Chief Executive Officer and Chairman of the Board of Directors.  The shares were immediately vested upon issuance with no future service period required.  The shares are subject to restriction, subject to Rule 144.  During the three and six months ended, the Company recorded stock-based compensation expense of $466,665 based on the closing stock price on the date of approval by the Board of Directors.

During the second quarter of 2008, the Company issued 148,347 shares of common stock pursuant to consulting agreements for business development services.  The Company determined the fair value of the shares based on the stock price as the shares were earned.  The Company recognized stock –based compensation of $36,304 during the three and six months ended June 30, 2008.

During the second quarter of 2008, the Company issued 2,379,699 shares of common stock to certain executive officers and employees for settlement salaries accrued during 2007 through May 2008 totaling $348,719.  The fair market value of the common stock issued was $404,549, based on the closing stock price on the date of settlement which resulted in additional stock-based compensation of $72,830.

During the second quarter of 2008, the Company issued 416,667 shares of common stock in connection with an anti-dilution provision for common stock sold during 2007.

During the second quarter of 2008, the Company issued 75,000 shares of common stock in connection with a legal settlement entered on February 8, 2008 with Defiance U.S.A.

As discussed in Note 7, the Company issued 2,000,000 shares of common stock to Grant Bettingen in connection with an investment banking agreement.

On February 20, 2008, the Company entered into an agreement whereby it issued 1,602,989 shares of common stock to settle $480,897 owed under a registration rights agreement.  The Company determined the fair value of the shares of the shares to be $240,448 based on the closing stock price on the date of settlement.  The Company recorded a gain on the settlement of the liability of $240,448 during the six months ended June 30, 2008.

On February 13, 2008, the Company issued 450,155 shares of common stock to a related party to settle amounts owed to certain creditors.  The Company determined the fair value of the shares of the shares to be $63,022 based on the stock price as the shares were earned.  The amounts owed to creditors were $110,791, resulting in a gain on settlement of $47,769 for the six months ended June 30, 2008.

During the first quarter of 2008, the Company issued 83,347 shares of common stock pursuant to consulting agreements.  The shares were issued during the second quarter of 2008.  The Company determined the fair value of the shares based on the stock price as the shares were earned.  The Company recognized stock-based compensation of $15,900 during the six months ended June 30, 2008.

In connection with the Christopher Wicks and Defiance U.S.A., Inc. judgment, on February 1, 2008, the Company agreed to issue 75,000 shares of common stock.  The shares were issued during the second quarter of 2008.  The Company determined the fair value of the shares of the shares to be $11,250 based on the date of the legal settlement and charged this amount to operations during the six months ended June 30, 2008.

In connection with a stock subscription receivable for $95,000 established on November 13, 2007, the Company received $95,000 in the form of payments made directly to vendors by the entity with whom the stock subscription receivable was established.

9.	Subsequent Events

Sale of Convertible Promissory Notes
During July and August 2008, the Company issued $355,000 face value, 10% convertible promissory notes (“Promissory Note”) due eighteen months after the respective date of issuance.  Each Promissory Note consists of (i) a convertible promissory note bearing interest at a rate of 10% per annum; and (ii) shares of the Company's unregistered common stock equal to the outstanding principal balance.

Additionally, the Company is in the process of conducting a “best efforts” private offering of its common stock or convertible securities for a proposed minimum of $3.5 million (the “Proposed Private Placement”). Upon the closing, fifty percent (50%), or $1,750,000 or any other debt or equity offering conducted prior to the due date, the Company is required to repay any amounts due under the Promissory Notes.

The Promissory Notes and accrued interest are convertible at the option of the holder into shares of common stock at a conversion price equal to 80% of the volume weighted average price (“VWAP”) for 30 trading days preceding the earlier of (i) closing of at least $3 million in gross proceeds of the Proposed Private Placement, or (ii) twelve months from the date of issuance.  The conversion price is subject to a floor of $0.50 per share and a ceiling of $0.75 per share.

If the Company does not complete the Proposed Private Placement, by January 15, 2010, the Company will is required to make equal monthly payments of principal and interest over a 60 month period.

The Company paid a placement agent fee of $53,250 to Grant Bettingen for the placement of the Promissory Notes.  The Company expects to use the proceeds to fund its ongoing operations, further its product development and to further market and distribute products.

Issuance of Common Stock
On July 28, 2008, the Company issued 500,000 shares of common stock for an investor relations services to be performed in the future.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Certain Factors That May Affect Future Results” below and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. When used in the following discussion, the words “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes is reasonable. These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Notes to Financial Statements.

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

Business Plan

On May 28, 2008, the Company instituted management changes in an attempt to attract additional investment capital and revise its marketing strategy.  Mr. Dunn assumed the positions of Chairman of the Board of Directors and Chief Executive Officer. Mr. Moyal’s position was changed to Executive Vice President of Marketing and Brand Development. The Company intends to use the additional capital to initiate the strategy below, which will greatly increase sales and enhance profit margins while securing brand recognition in the energy drink market.

The Company’s current strategy is to market the product line through affiliations with recognizable sports athletes in specific targeted geographic areas. In the second quarter the Company initiated a program with Andre Reed, a former professional football playerwith the Buffalo Bills and with Top’s Friendly Markets, which has 72 stores in Buffalo and the surrounding areas. The Company believes in order to sell its products, it needs to support the product by the affiliation with charities, media and in-store tastings.  In its initial order with Top’s Markets, the Company shipped 4,560 cases to kick off Campaign 83, which was affiliated with Women’s and Children’s Hospital of Buffalo as the charity. Additionally, through Andre Reed and the Top’s affiliation, the Company was able to obtain C.H Wright which has 5,000 accounts in the Buffalo market, to act as the distributor for the Top’s 83 Campaign.

One of our most exciting products is the “energy shot,” which is a concentrated 2 ounce energy drink, designed to provide a rapid and lasting energy boost. The energy shot contains antioxidants, L-Argenine, pomegranate extract, caffeine, taurine, guarana, ginseng and a vitamin B complex. This product is typically sold at point of purchase in convenience and grocery stores. By introducing the product, we believe we will be able to attract a new category of distributors who service the candy, tobacco and other ancillary items in convenience stores across the country. We expect to be able to sell directly to large regional and national retail chains in areas where the Company does not have distributors. Some of the major benefits of the product include reduced shipping fees, warehouse fees and increased product longevity. The profit margin on the shots is substantial and offers the retailer three to four times the profit than sales from candy. The Company believes the product will also open up additional distributing opportunities once sell-throughs are achieved at the store levels. The ability to sell the energy shot at the register will significantly enhance the potential for sale of our product line in the energy drink section of the store. In summary, the Company believes there is a tremendous marketing opportunity due to the lack of competition in the national and international market. Currently the only other energy shot products being sold throughout the country are 5-Hour Energy and 6-Hour Stacker.

During the second quarter, we received deposits of $304,416 from T-Bone Beverage, Ltd. for product to be shipped to Africa in the third quarter. We recently also received a deposit of $36,930 from T-Bone for product to be shipped to Mexico in the third quarter. The initial orders for the Top’s Campaign 83 promotion were $117,654. As of August 13, 2008, the new marketing strategy is responsible for generating sales of approximately $459,000.

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

Restatement

As set forth in the Report on Form 8-K filed on November 19, 2007, we concluded on November 14, 2007 that our accounting for the following items required changes to conform to applicable accounting guidelines and that these changes required the restatement our financial statements for the years ended December 31, 2005, 2006 and 2007. We have completed our analysis and annual restatements which have been included in our Form 10-KSB filed on May 12, 2008 to reflect the changes.

1.	Callable Secured Convertible Notes issued on April 27, 2005 and on October 11, 2005 ("Convertible Notes") aggregating $1,750,000, with non-conventional conversion features and related warrants;
2.	Accretion of non-cash debt discounts;
3.	Changes in fair value of derivatives at each reporting date;
4.	Valuation of issuances of common stock and stock options to employees and consultants; and
5.	Extinguishment of the Convertible Notes on May 7, 2007.

The restatement resulted from the incorrect application of accounting for equity compensation, free-standing or embedded derivative instruments, registration rights arrangements and the extinguishment of our Convertible Notes were incorrectly applied by prior management responsible for financial reporting. We retained a financial expert to assist us in the application of the requisite accounting literature.

The impact to the financial statements as of June 30, 2007 and for the three months ended is as follows:

	As Reported	As Restated	Change

Balance Sheet Data:
Accounts payable	$673,758	$940,362	$266,604
Accrued expenses	525,436	251,436	(274,000)
Debt	541,381	603,822	62,441
Common stock	30,054	4,204	(25,850)
Additional paid in capital	11,805,213	20,516,729	8,711,516
Accumulated deficit	(15,262,826)	(24,001,870)	(8,739,044)

Statement of Operations Data:
General and administrative	$1,007,582	$1,440,819	$433,237
Interest expense	(196,870)	(327,561)	(130,691)
Change in the fair value of derivative liabilities	-	(395,459)	(395,459)
Gain (loss) on extinguishment of debt	(1,200,000)	2,634,788	3,834,788
Net income (loss)	(3,044,940)	(69,539)	2,975,401
Net income (loss) per share	$(0.12)	$(0.02)	$0.10

Results of Operations for the Three Months Ended June 30, 2008 and 2007 (restated)

Sales
Our sales consist of energy drinks products sold to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During the three months ended June 30, 2008, we generated $131,473 from the sales of our energy drink, compared to $629,471 for the comparable period in 2007.  The change resulted from severe cash constraints during the 2008 period that limited our sales and promotional efforts and limited our ability to distribute product.

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

Our gross profit for the three months ended June 30, 2008 was $39,952, compared to $277,226 for the comparable period in 2007.  Our gross margin for the second quarter of 2008 was 30%, compared to 44% for the comparable quarter of 2007.  The change was primarily attributable to lower average per case net selling price for product sold to a membership warehouse retailer and higher shipping and handling costs related to increase fuel charges during the 2008 period which accounted for decrease of 3% and 18%, respectively in our gross margin.

Selling and Marketing Expenses
Our selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Sales and marketing expenses for the three months ended June 30, 2008 were $136,843, compared to $817,714 for the comparable period in 2007.  The change was primarily attributable to reductions in promotional materials and events expenses totaling $515,380 and reduction in headcount resulting from cash constraints during the 2008 period.

General and Administrative Expenses
Our general and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the three months ended June 30, 2008 were $945,784, compared to $1,440,819 in 2007. The change in these expenses was primarily attributable to a $72,599 decrease in bad debt expense and $73,678 for consulting services during the 2008 period.

Interest Expense
Our interest expense during the 2008 period consists of amounts related to our debt instruments.  Interest expense during the 2007 period consists of cash-based interest, registration rights penalties and non-cash based interest for our previously outstanding Convertible Notes.

Interest expense during the three months ended June 30, 2008 was $82,057, compared to $327,561 during the comparable period in 2007.  Interest expense during the three months ended June 30, 2007 included interest on our Convertible Notes and other instruments of $254,665 and non-cash interest expense for the accretion of the debt discounts on our Convertible Notes of $72,896 retired in May 2007.

Change in Fair Value of Derivative Liabilities
During 2005, we issued Convertible Notes which contained embedded conversion features and warrants which were deemed to be derivative instruments, requiring bifurcation from the respective host instrument. The changes in the fair value have been recorded in each reporting period while these instruments were outstanding.   These instruments were exchanged in May 2007.

During the three months ended June 30, 2007, we recognized a non-cash loss of $395,459 for the change in the fair value of the derivative liabilities.

Gain on the Extinguishment of Debt and Accrued Expenses
We entered into settlement agreements with certain vendors to pay the outstanding balances through the issuance of common stock or reduced cash payments.

During the three months ended June 30, 2008, we settled outstanding accounts payable and accrued liabilities through the issuance of shares of our common stock.  As a result of the settlements, we recognized a net loss of $9,634 from these settlements.

During the three months ended June 30, 2007, we recognized a non-cash gain on the extinguishment of our Convertible Notes in connection with the Exchange Agreement of $2,634,788.  The non-cash gain of from the extinguishment of our Convertible Notes represented the difference in the fair value of the derivative liabilities, carrying value of the notes, and accrued interest, less the fair value of the common stock and warrants issued to the New Investors.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007 (restated)

Sales
During the six months ended June 30, 2008, we generated $234,296 in revenue from sales of our energy drink, compared to $763,285 for the comparable period in 2007.  The change resulted from severe cash constraints during the 2008 period that limited our sales and promotional efforts and limited our ability to distribute product.

Gross Profit
Our gross profit for the six months ended June 30, 2008 was $68,488, compared to $320,539 for the comparable period in 2007.  Our gross margin for the 2008 period was 29%, compared to 42% for the 2007 period.  The change was primarily attributable to lower average per case net selling price for product sold to a membership warehouse retailer higher shipping and handling costs related to increase fuel charges during the 2008 period which accounted for decrease of 9% and 1%, respectively in our gross margin.

Selling and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2008 were $218,532, compared to $1,177,987 for the comparable period in 2007.  The change was primarily attributable to reductions in promotional materials and events expenses totaling $439,581 and $397,024 in salaries and related expenses resulting from cash constraints during the 2008 period.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2008 were $1,437,104 compared to $2,081,679 for the comparable period in 2007. The change from the 2007 period was attributable to $1,042,578 decrease in headcount and related expenses partially offset by higher professional fees in the 2008 period.

Interest Expense
Interest expense during the six months ended June 30, 2008 was $166,479, compared to $498,571 during the comparable period in 2007.  The change is attributable to non-cash interest expense in the 2007 period for the accretion of the debt discounts on our Convertible Notes retired in May 2007.

Change in Fair Value of Derivative Liabilities
During the six months ended June 30, 2007, we recognized a non-cash gain of $2,550,802 for the change in the fair value of the derivative liabilities.

Gain on the Extinguishment of Debt
During the six months ended June 30, 2008, we settled outstanding accounts payable and accrued liabilities through the issuance of shares of our common stock and/or cash.  As a result of the settlements, we recognized a net loss of $268,502 from these settlements.

During the six months ended June 30, 2007, we recognized a non-cash gain on the extinguishment of our Convertible Notes in connection with the Exchange Agreement of $2,634,788.  We also issued stock for creditor settlements which resulted in gains on settlements of $10,004.  The non-cash gain of from the extinguishment of our Convertible Notes represented the difference in the fair value of the derivative liabilities, carrying value of the notes, and accrued interest, less the fair value of the common stock and warrants issued to the New Investors.

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

During July and August 2008, we issued $355,000 face value, 10% convertible promissory notes (“Promissory Note”) due eighteen months after the respective date of issuance.  Each Promissory Note consists of (i) a convertible promissory note bearing interest at a rate of 10% per annum; and (ii) shares of the Company's unregistered common stock equal to the outstanding principal balance.  Additionally, we are in the process of conducting a “best efforts” private offering of its common stock or convertible securities for a proposed minimum of $3.5 million (the “Proposed Private Placement”). Upon the closing, fifty percent (50%), or $1,750,000 or any other debt or equity offering conducted prior to the due date, the Company is required to repay any amounts due under the Promissory Notes.

The Promissory Notes and accrued interest are convertible at the option of the holder into shares of common stock at a conversion price equal to 80% of the volume weighted average price (“VWAP”) for 30 trading days preceding the earlier of (i) closing of at least $3 million in gross proceeds of the Proposed Private Placement, or (ii) twelve months from the date of issuance.  The conversion price is subject to a floor of $0.50 per share and a ceiling of $0.75 per share.  If the Company does not complete the Proposed Private Placement, by January 15, 2010, the Company will is required to make equal monthly payments of principal and interest over a 60 month period.

We believe that our existing sources of liquidity, including the proceeds received from the Promissory Notes will be sufficient to fund our operations until the end of the third quarter or early into the fourth quarter of 2008.  Management is actively seeking to raise additional capital through our investment banker and other sources.  The proceeds raised will be used for operational expenses, new product development, procurement of inventory and selling expenses.  Due to the highly competitive nature of the beverage industry, our expected operating losses in the foreseeable future and the credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

At June 30, 2008, our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, advances of funds from officers and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the service of debt, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At June 30, 2008, our cash and cash equivalents were $0, and we had negative working capital of $4,021,358. During the first half of 2008, in efforts to improve our liquidity, we have issued 4,532,843 shares of common stock for settlement of accounts payable and accrued expenses totaling $724,193.  At June 30, 2008, we had $617,500 in debt obligations of which is due upon demand and $262,500 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30:

	2008	2007	Change

Operating activities	$(50,546)	$(1,401,554)	$1,351,008
Investing activities	(9,599)	(63,350)	53,751
Financing activities	60,000	1,524,250	(1,464,250)
Total change	$(145)	$59,346	$(59,491)

Operating Activities
Operating cash flows the six months ended June 30, 2008 reflects our net loss of $1,471,783, offset by changes in working capital of $1,001,286 and non-cash items (depreciation, creditor settlements and stock-based compensation) of $419,951. The change in working capital is primarily related to decreases in inventory, offset by increases in accounts payable, accrued expenses and customer deposits.  The increase in accounts payable and accrued expenses are due to the lack of operating capital.  The increase in customer deposits of $304,643 relates to funds received from a customer for inventory to be shipped during the third quarter of 2008.

Operating cash flows the six months ended June 30, 2007 reflect net income of $1,747,892, and non-cash income/gains of $4,136,934 primarily related to gains resulting from a $2,550,802 change in the fair value of our derivative liabilities and $2,634,788 for the extinguishment of the Convertible Notes, offset by changes in working capital of $711,814 and non-cash expenses (depreciation, amortization of intangible assets, accretion of debt discounts and stock-based compensation) of $1,324,330. The change in working capital requirements is primarily related to increases in certain liabilities totaling $744,194 (primarily accounts payable, accrued expenses and amounts due to our executive officers for salary deferrals), partially offset by a decrease in inventory of $70,984.

Investing Activities
Cash used in investing activities during the six months ended June 30,, 2008 consisted of $9,599 for expenditures for trademarks.  During the same period in 2007, we cash used $42,079 for capital expenditures and $21,271 for trademarks.

Financing Activities
During the six months ended June 30, 2008, we received proceeds of $95,000 from the collection of an outstanding stock subscription agreement entered into in 2007 and made a $35,000 payment on a note payable.  During the comparable period in 2007, we issued common stock for proceeds of $747,060 and net had borrowings of $777,190.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2008. These officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.  Management believes there is non-compliance with controls that affects the integrity and timeliness of the Company’s financial statements and the Company has used extensive review following the closing date of the financial statements to compensate, including the hiring of a consultant.  The Company intends to continue to evaluate its disclosure controls and procedures, and make needed improvements.

(b)	Changes in internal controls.

There have been no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract between the parties. On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On May 23, 2008, the Court in the above-referenced action issued an Order denying Who’s Your Daddy, Inc.’s motion to vacate and confirmed the arbitration award. On May 27, 2008, the Clerk entered a judgment, based on the Court’s Order, in favor of Sacks Motorsports, Inc. and against WYD for the principal sum of $1,790,000 together with post award interest from February 13, 2007.

On July16, 2008, Who’s Your Daddy, Inc. purchased an assignment from Anga M’Hak Publishing and Edward Raabe, for the consideration of 150,000 shares of Common Stock and $100,000 in cash out of the proceeds of the Company’s next Private Placement Offering. The Company believes Anga M’Hak has a claim to offset the judgment of approximately $1.5 million. As part of the Assignment of Claims Agreement, Anga and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies. In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in the Company’s pursuit of these claims. The Company believes their affidavits will indicate that Sacks Motorsports, Inc. perpetrated fraud by not having the authority to enter into the contract, which unlawfully created the judgment in favor of Sacks Motorsports, Inc. The Company will file a motion in the third quarter in California, to validate its assignment and offset any remaining obligation.

On June 13, 2008, the Company received a lawsuit from Fish and Richardson, P.C concerning the outstanding balance on previous patent work. The company had originally arranged to pay the plaintiff a sum of $300,000 over a period of time, but due to cash constraints, were unable to make the payment obligations. The Company has paid $7,500 and is currently working with legal counsel to negotiate settlement terms.

On March 14, 2008, Christopher Hedgecock filed a lawsuit in San Diego County Superior Court against the Company and two of its officers, Edon Moyal and Dan Fleyshman, asserting causes of action for fraud, intentional and negligent interference with prospective economic advantage and conversion. Plaintiff alleges that in or about December 2006, defendants fraudulently induced plaintiff to raise investment capital for the Company and induced plaintiff to invest $50,000 to distribute its King of Energy™ energy drinks. Plaintiff alleges that defendants Moyal and Fleyshman demanded kickbacks not disclosed to Company shareholders.  Plaintiff alleges that in June 2007, defendants agreed to purchase King of Energy from plaintiff for $100,000 plus 100,000 shares of stock, that defendants reneged on that agreement in October 2007, and that defendants have nevertheless taken over King of Energy.  On May 2, 2008, the Company entered into a settlement agreement with Christopher Hedgecock, whereby WYDI agreed to pay $10,078 of legal fees and provide energy drink products with a cost of $10,081.

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

WHO’S YOUR DADDY, INC.

By:	/s/ Michael R. Dunn
Name: Michael R. Dunn
Title: Chief Executive Officer
Date: August 18, 2008