Form 10KSB/A
period 2007-12-31
Whos Your Daddy Inc
filed 2008-09-18
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format:  Yes [  ]   No [X]

EXPLANATORY NOTE

This abbreviated Amendment No. 1 to Form 10-KSB/A for the year ended December 31, 2007 is being filed to amend Part II Item 8A “Controls and Procedures” and to revise the certifications of the Principal Executive Officer and the Principal Financial Officer to conform to the form of certification in Item 601(b)(31) of Regulation S-B.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 2008.

WHO’S YOUR DADDY, INC.

By:	/s/ Michael R. Dunn
Michael R. Dunn
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on September 18, 2008.

/s/Michael R. Dunn	Chairman, Chief Executive Officer, and
Michael R. Dunn	Principal Financial Officer

/s/Edon Moyal	EVP and Director
Edon Moyal

/s/Derek Jones	Director
Derek Jones

Item 8A .  Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

In connection with the audit of our financial statements for the year ended December 31, 2007, McKennon, Wilson & Morgan, LLP (“McKennon”), our independent auditors, informed the Board of Directors on May 2, 2008, of “material weaknesses” and several “significant deficiencies” that collectively constituted a “material weakness” in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

A MATERIAL WEAKNESS is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A SIGNIFICANT DEFICIENCY is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

The following material conditions were identified:

•	Procedures are not in place to properly cut-off accounts payable and accrue un-invoiced liabilities.
•
The accounting department lacks adequate skills to account for stock based compensation for employees and non-employees related to options, stock issued for liabilities or services, and derivative accounting for convertible debt with a conversion rate with no floor (causing derivative accounting).

•	Disbursements of payroll outside the Company’s third-party payroll processing system are not properly reconciled to the appropriate accrued liability accounts.
•	All necessary monthly account reconciliations are not prepared and reviewed by management.

The following significant deficiencies were identified:

•	The Company does not have a comprehensive and formalized accounting and procedures manual.
•	The Company does not always retain proper documentation for audit support.
•	While the Company does a physical inventory monthly, there is no reconciliation from month to month that tracks shipments, promotional give-aways, or samples used.
•	Expense reports are often not submitted in a timely manner and not always supported by receipts.
•	There are no procedures for closing reporting periods.
•	The Company does not initiate purchases with purchase requisition forms approved by management, or record receipt of purchases in a receiving log.
•
The Company has disclosed its compliance with Emerging Issues Task force 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” but the board of directors has not adopted a formal policy.

•
The Company records revenue at the time of shipment, however, the Company has limited history with collectibility of some amounts, because the customer has not “sold-through” product to the end customer or retailer.

•	If management issues a check for a payable when the staff accountant is out of the office, there is no procedure to assure that the payable is taken off the book.

Based upon findings of McKennon, the Company's management, including the PEO and PFO, concluded that, as of December 31, 2007, the Company's internal controls over financial reporting were not effective.

Management, including our principal executive officer (PEO) and principal financial officer (PFO), relied on the findings of McKennon in evaluating the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on these findings, our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company engaged an external finance and accounting advisory firm with relevant SEC compliance experience to assist the Company in initiating financial and disclosure controls recommended by McKennon and to establish additional procedures to strengthen the Company’s financial and disclosure controls.  It is also intended that it will help ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules. Lastly, it is intended that it will assist in a search for a qualified Controller.  Additionally, funding permitting, we intend to improve our internal control over financial reporting in an effort to remediate deficiencies through improved supervision and training of our staff.  Additional effort is needed to fully remedy these deficiencies and we intend to continue our efforts to improve and strengthen our control processes and procedures. The Company’s implementation of reforms is subject to its ability to secure financing.

Changes In Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.