Form 10KSB/A
period 2007-12-31
Whos Your Daddy Inc
filed 2008-09-25
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A
Amendment No. 2

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 25, 2008.

WHO’S YOUR DADDY, INC.

By:	/s/ Michael R. Dunn
Michael R. Dunn
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on September 25, 2008.

/s/Michael R. Dunn	Chairman, Chief Executive Officer, and
Michael R. Dunn	Principal Financial Officer

/s/Edon Moyal	EVP and Director
Edon Moyal

/s/Derek Jones	Director
Derek Jones

Item 8A .  Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer (PEO) and principal financial officer (PFO) and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management including our PEO and PFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework and standards established by the Public Company Accounting Oversight Board. Our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure.  However, through the use of external consultants and the review process, management believes that the financial statements and other information presented are materially correct.

In reaching our conclusion we adopted the findings of our independent auditors McKennon, Wilson & Morgan, LLP (“McKennon”), who in connection with the audit of our financial statements for the year ended December 31, 2007, informed the Board of Directors on May 2, 2008, of “material weaknesses” and several “significant deficiencies” that collectively constituted a “material weakness” in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.  However since then, the Company, with the assistance of an external finance and accounting advisory firm with relevant SEC compliance experience has established additional procedures to strengthen the Company’s financial and disclosure controls and has taken the following action:

•	Proper accrual schedules were developed for all accounts payables and all accruals are reviewed on a monthly basis by inside accounting personnel and two officers.
•
Accounting for stock based compensation for employees and non-employees related to options, stock issued for liabilities or services, and derivative accounting for convertible debt with a conversion rate with no floor (causing derivative accounting), is being done by our outside finance and accounting advisory firm with extensive experience in such matters.

•	All disbursements of payroll are going through the Company’s third-party payroll processing system.
•	Monthly account reconciliations are being prepared and reviewed by management.
•
All expense reports are reviewed by accounting personnel and signed by an officer, all contracts are properly executed and filed and reviewed for accounting treatment by our outside consultant and management.

•	Procedures have been put into place to properly account for giveaways and to assure for proper authorization.
•	Expense reports are required to be submitted on a timely basis and must be reviewed by accounting personnel and approved by an officer.
•	Procedures have been put into place for closing reporting periods.
•	A formal policy was initiated for compliance with Emerging Issues Task force 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”
•	We have restricted credit sales to improve our ability to predict collectibility and require all large orders to be prepaid or financed by a third party.
•	We have initiated a procedure to assure that all payables are taken off the books when a check is issued.