Form 10KSB/A
period 2007-12-31
Whos Your Daddy Inc
filed 2008-10-10
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A
Amendment No. 3

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

Under the supervision and with the participation of our management including our PEO and PFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and we concluded that our Internal controls were not effective.

Our management, including our PEO and our PFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our PEO and our PFO, as appropriate, to allow timely decisions regarding required disclosure.

In reaching our conclusion we considered the findings of our independent auditors McKennon, Wilson & Morgan, LLP (“McKennon”), who in connection with the audit of our financial statements for the year ended December 31, 2007, informed the Board of Directors on May 2, 2008, as required under the auditing standards established by the Public Company Accounting Oversight Board, of “material weaknesses” and several “significant deficiencies” that collectively constituted a “material weakness” in our internal control over financial reporting.

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

The following material weaknesses were identified:

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

The following significant deficiencies were identified, which in combination with other deficiencies may constitute a material weakness:

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.  During 2008, the Company, with the assistance of an external finance and accounting advisory firm with relevant SEC compliance experience has established additional procedures to strengthen the Company’s financial and disclosure controls and has taken the following action:

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