Form 10KSB/A
period 2007-12-31
Whos Your Daddy Inc
filed 2008-10-23
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A
Amendment No. 4

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 23, 2008.

WHO’S YOUR DADDY, INC.

By:	/s/ Michael R. Dunn
Michael R. Dunn
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on October 23, 2008.

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

Under the supervision and with the participation of our management including our PEO and PFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and we concluded that our Internal controls over financial reporting were not effective.

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