Form 10-Q
period 2008-09-30
Whos Your Daddy Inc
filed 2008-11-18
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

WHO’S YOUR DADDY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

5840 El Camino Real, Suite 108, Carlsbad, CA 92008
(Address of principal executive offices)

(760) 438-5470
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company: in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 17, 2008, there were 20,707,217 shares of our common stock issued and outstanding.

WHO’S YOUR DADDY, INC.
FORM 10-Q
SEPTEMBER 30, 2008

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

WHO’S YOUR DADDY, INC.
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$145
Accounts receivable, net of allowance of $36,392 and $33,243 at September 30, 2008 and December 31, 2007, respectively.	84,247	29,633
Inventories	198,759	454,792
Prepaid and other	5,800	30,170
Total current assets	288,806	514,740
Property and equipment, net	54,393	70,514
Intangible assets, net	143,711	130,976
Deposits and other	36,335	36,335
Total assets	$523,245	$752,565

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$841,707	$656,564
Accrued expenses	562,330	1,485,853
Accrued litigation	1,790,000	1,952,000
Notes payable	806,853	412,500
Due to officers	586,233	210,525
Total current liabilities	4,587,123	4,717,442

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, 333,333 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	333	333
Common stock, $0.001 par value: 100,000,000 shares authorized, 19,840,781 and 7,991,986 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	19,840	7,992
Stock subscription receivable	-	(95,000)
Additional paid-in capital	24,385,180	22,606,307
Accumulated deficit	(28,469,231)	(26,484,509)
Total shareholders’ deficit	(4,063,878)	(3,964,877)
Total liabilities and shareholders’ deficit	$523,245	$752,565

See accompanying Notes to Financial Statements.

Return to Index

WHO’S YOUR DADDY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)

Sales	$478,587	$539,095	$712,883	$1,302,380
Cost of sales	317,622	303,438	483,430	746,184
Gross profit	160,965	235,657	229,453	556,196

Operating expenses:
Selling and marketing	125,411	911,218	343,943	2,089,205
General and administrative	474,305	1,046,931	1,911,409	3,128,610
Total operating expenses	599,716	1,958,149	2,255,352	5,217,815
Operating loss	(438,751)	(1,722,492)	(2,025,899)	(4,661,619)

Interest expense	77,784	93,767	244,263	592,338
Interest income	-	-	(2,061)	-
Change in fair value of derivative liabilities	-	-	-	(2,550,802)
Extinguishment of debt	(3,996)	-	(282,579)	(2,634,788)
Other, net	400	-	(800)	-
Loss before income taxes	(512,939)	(1,816,259)	(1,984,722)	(68,367)
Income taxes	-	-	-	-
Net loss	$(512,939)	$(1,816,259)	$(1,984,722)	$(68,367)

Basic and diluted net loss per share:	$(0.03)	$(0.35)	$(0.15)	$(0.02)
Weighted average number of common shares under in per share calculations:
Basic and diluted	17,512,015	5,181,416	13,020,567	4,309,487

See accompanying Notes to Financial Statements.

Return to Index

WHO’S YOUR DADDY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net loss	$(1,984,722)	$(68,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment creditor settlements	(278,583)	(2,031,736)
Change in fair value of derivative liabilities	-	(2,550,802)
Stock compensation expense	912,024	1,351,680
Depreciation	16,121	13,653
Amortization of debt discount	28,359	-
Changes in operating assets and liabilities:
Accounts receivable	(54,614)	(125,811)
Inventories	256,033	(86,044)
Prepaid expenses and other assets	24,370	92,691
Accounts payable	285,471	465,901
Accrued expenses	78,923	(123,882)
Accrued litigation	(22,000)	-
Due to officers and related parties	375,708	1,190,256
Net cash used in operating activities	(362,910)	(1,872,461)
Cash flows from investing activities:
Capital expenditures	-	(42,677)
Trademarks	(12,735)	(30,639)
Net cash used in investing activities	(12,735)	(73,316)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	323,000	966,153
Payments on notes payable	(42,500)	(361,870)
Proceeds from the sale of common stock and stock subscription receivable	95,000	1,340,660
Net cash provided by financing activities	375,500	1,944,943
Net increase (decrease) in cash and cash equivalents	(145)	(834)
Cash and cash equivalents at beginning of period	145	5,459
Cash and cash equivalents at end of period	$-	$4,625

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$165,430	$60,137
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to settle creditor obligations	$302,643	$147,242
Issuance of common stock for conversion of debt	$-	$1,875,886
Issuance of common stock for officer loans	$-	$66,000
Issuance of common stock for accrued salaries	$421,550	$-
Issuance of common stock and warrants to extinguish convertible note and warrant liabilities	$-	$3,280,143

See accompanying Notes to Financial Statements.

Return to Index

WHO’S YOUR DADDY, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

1.	Business

Business
Who’s Your Daddy, Inc. (the “Company”) manufactures (on an outsource basis), markets, sells and distributes its King of Energy™ energy drinks and is involved in the licensing of its proprietary name, Who’s Your Daddy ®.

Management’s Plan of Operations
The Company has suffered losses from operations and lacks liquidity to meet its current obligations.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.

On May 27, 2008, the Company entered into an investment banking agreement with Grant Bettingen, Inc. (“Grant Bettingen”) to assist with the raising of up to $3,500,000. Under this agreement, the Company agreed to pay a cash-based placement agent fee of 15% of the gross proceeds received from the sale of the Company’s securities.  Additionally, the Company issued 2,000,000 shares of common stock.  The shares are subject to an earn-out provision as follows (i) Placement Agent raising $1,000,000 of gross proceeds, 1,000,000 shares shall be fully earned and (ii) an additional 1,000,000 shares shall be fully earned upon the closing aggregate gross proceeds of $3,500,000. If less than $1,500,000 of gross proceeds are raised, or if less than $3,500,000 of gross proceeds are raised in the aggregate, the number of shares fully earned shall be prorated with the unearned shares to be returned to the Company.

During the third quarter of 2008, the Company raised $380,000 in capital through the issuance of convertible promissory notes (see Note 5).

Due to the current economic environment, capital markets and the Company’s financial condition, management cannot be assured there will be adequate capital available to fund future operations.

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

We have completed our annual restatements which have been included in our Form 10-KSB for the year ended December 31, 2007.  We have also completed our quarterly restatements for the quarters ended March 31, 2007 and June 30, 2007 which have been included in our Form 10-Q for the three month periods ended March 31, 2008 and June 30, 2008, respectively.

Return to Index

•	Callable Secured Convertible Notes issued on April 27, 2005 and on October 11, 2005 (“Convertible Notes”) aggregating $1,750,000, with non-conventional conversion features and related warrants;

•	Accretion of non-cash debt discounts;

•	Changes in fair value of derivatives at each reporting date;

•	Valuation of issuances of common stock and stock options to employees and consultants; and

•	Extinguishment of the Convertible Notes on May 7, 2007.

During the three months ended September 30, 2007, items requiring restatement included the following

•	Accrual of registration rights penalties for $70,875;

•	Recording of additional employee stock compensation expense for $94,703; and

•	Recording of non-employee stock compensation expense for $14,297.

The impact to the financial statements as of September 30, 2007 and for the three months then ended is as follows:

	As Reported	As Restated	Change
Balance Sheet Data:
Accounts payable	$847,940	$1,185,419	$337,479
Accrued expenses (interest)	581,354	307,354	(274,000)
Long-term debt	536,381	598,822	62,441
Common stock	5,264	4,204	(1,060)
Additional paid-in capital	23,793,781	23,923,665	129,884
Accumulated deficit	(27,976,507)	(28,229,584)	(253,077)

Statement of Operations Data:
General and administrative	$937,931	$1,046,931	$109,000
Interest expense	(22,892)	(93,767)	(70,875)
Net loss	(1,636,384)	(1,816,259)	(179,875)
Net loss per share	$(0.32)	$(0.35)	$(0.03)

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2007 as reported in the Company’s Form 10-KSB have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company’s financial position, results of operation and cash flows.  The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Return to Index

Stock Split
On October 16, 2007, the Board of Directors of the Company approved a one (1) for six (6) reverse stock split of the Company’s common and preferred stock. The effective date of the stock split was October 30, 2007. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

Accounting for Equity Instruments Issued to Consultants
The Company measures compensation expense for its non-employee stock-based compensation under Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to additional paid-in capital.

Debt Issued with Common Stock
Debt issued with common stock is accounted for under the guidelines established by Accounting Principles Board ("APB") Opinion No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants” under the direction of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments”, and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. The Company records the relative fair value of common stock related to the issuance of convertible debt as a debt discount or premium.  The discount or premium is subsequently amortized over the expected term of the convertible debt to interest expense.

Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive “in-the-money” securities outstanding for the three and nine months ended September 30, 2008 and 2007.

Recent Accounting Pronouncements
In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) APB No. 14-1 (APB 14-1), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

Return to Index

4.	Accrued Expenses

Accrued expenses consisted of the following at:

	September 30,	December 31,
	2008	2007
Compensation, tax and benefits	$258,466	$559,701
Registration rights	-	410,977
Professional fees	42,099	140,159
Interest	140,305	86,198
Other	121,460	288,818
	$562,330	$1,485,853

5.	Convertible Promissory Notes

During the three months ended September 30, 2008, the Company issued $380,000 face value, 10% convertible promissory notes (“Promissory Notes”) together with 720,000 shares of common stock.  These notes together with accrued interest are due upon the completion an offering of common stock or convertible securities of at least $1,750,000 (“Qualified Offering”) within 18 months from the date of issuance of the respective Promissory Notes.  In the event the Company does not complete the Qualified Offering by January 15, 2010, the outstanding principal and accrued interest will be repaid over a 60 month period. The Promissory Notes have been classified as a current liability in the balance sheet at September 30, 2008 as the Company is in process of searching for additional financing, which may require the Promissory Notes to be repaid in less than one year.

The outstanding principal and interest are convertible into shares of unregistered common stock at a conversion price equal to 80% of the volume weighted average price for the last 30 trading days preceding the earlier of (i) closing of at least $3,000,000 in gross proceeds, or (ii) twelve months from the initial closing date of the offering.  The conversion price may not be less than $0.50 per share or greater than $0.75 per share.  The market price of the common stock on the date of issuance of the Promissory Notes was less than the conversion price.

The Company paid a placement agent fee of $57,000.  Additionally, 253,333 shares of previously issued, but unearned common stock were earned as a result of this placement. See Note 1.

The Company allocated the proceeds between the Promissory Notes, the common stock issued to the holders and the offering costs based on their relative fair values which resulted in a debt discount on the date of issuance of $211,758.  The Company is amortizing the discount over the contractual term of the Promissory Notes.  The aggregate unamortized discount was $183,400 at September 30, 2008.

The Company is using the proceeds to fund its ongoing operations, further its product development and to further market and distribute products.

6.	Litigation

On July 16, 2008, the Company entered into an Assignment of Claims Agreement (“Assignment Agreement”) from Anga M’Hak Publishing and Edward Raabe, for the consideration of 150,000 shares of Common Stock and $100,000 in cash out of the proceeds of the Company’s Proposed Private Placement. The Company believes Anga M’Hak has a claim to offset the judgment of approximately $1,500,000 against Sacks Motorsport.  Sacks hold an unpaid judgment against the Company in the amount of $1,790,000. As part of the Assignment Agreement, Anga and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies. In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in the Company’s pursuit of these claims. The Company believes their affidavits will indicate that Sacks Motorsports, Inc. perpetrated fraud by not having the authority to enter into the contract, which unlawfully created the judgment in favor of Sacks Motorsports, Inc. The Company expects to file a motion by December 31, 2008 in the State of California, to validate its assignment and offset any remaining obligation.

Return to Index

7.	Common Stock

Issuances of Common Stock during the Three Months Ended September 30, 2008

During the three months ended September 30, 2008, the Company issued 37,500 shares of common stock to Derek Jones, a member of the Company’s board of directors.  The shares were fully vested upon issuance.  During the three and nine months ended September 30, 2008, the Company recorded stock-based compensation of $4,500.

On July 28, 2008, the Company issued 500,000 shares of common stock for investor relations services performed during the three months ended September 30, 2008.  During the three and nine months ended September 30, 2008, the Company recorded stock-based compensation of $75,000.

During the three months ended September 30, 2008, the Company issued 225,000 shares of common stock to consultants for services rendered.  During the three and nine months ended September 30, 2008, the Company recorded stock-based compensation of $30,750.

During the three months ended September 30, 2008, the Company issued 100,000 shares of common stock to a distributor as compensation to expand into new geographic markets.  During the three and nine months ended September 30, 2008, the Company recorded a reduction to revenue of $15,000 equal to the fair value of the common stock.

Issuances of Common Stock during the Three Months Ended June 30, 2008

On May 28, 2008, the Company issued an aggregate of 2,745,091 shares of common stock to certain employees and executive officers including 2,000,000 to Michael R. Dunn, the Chief Executive Officer and Chairman of the Board of Directors.  The shares were immediately vested upon issuance with no future service period required.  The shares are subject to restriction, subject to Rule 144.  During the three months ended June 30, 2008, the Company recorded stock-based compensation expense of $466,665 for these issuances based on the closing stock price on the date of approval by the Board of Directors.

During the second quarter of 2008, the Company issued 148,347 shares of common stock pursuant to consulting agreements for business development services.  The Company determined the fair value of the shares based on the stock price as the shares were earned.  The Company recognized stock-based compensation of $36,304 during the three months ended June 30, 2008.

During the second quarter of 2008, the Company issued 2,379,699 shares of common stock to certain executive officers and employees for settlement salaries accrued during 2007 through May 2008 totaling $348,719.  The fair market value of the common stock issued was $404,549, based on the closing stock price on the date of settlement which resulted in additional stock-based compensation of $72,830 recorded during the three months ended June 30, 2008.

During the second quarter of 2008, the Company issued 416,667 shares of common stock in connection with an anti-dilution provision for common stock sold during 2007.

During the second quarter of 2008, the Company issued 75,000 shares of common stock in connection with a legal settlement entered on February 8, 2008 with Defiance U.S.A.

As discussed in Note 1, the Company issued 2,000,000 shares of common stock to Grant Bettingen in connection with an investment banking agreement.

Return to Index

Issuances of Common Stock during the Three Months Ended March 31, 2008

On February 20, 2008, the Company entered into an agreement whereby it issued 1,602,989 shares of common stock to settle $480,897 owed under a registration rights agreement.  The Company determined the fair value of the shares to be $240,448 based on the closing stock price on the date of settlement.  The Company recorded a gain on the settlement of the liability of $240,448 during the three months ended March 31, 2008.

On February 13, 2008, the Company issued 450,155 shares of common stock to a related party to settle amounts owed to certain creditors.  The Company determined the fair value of the shares to be $63,022 based on the stock price as the shares were earned.  The amounts owed to creditors were $110,791, resulting in a gain on settlement of $47,769 for the three months ended March 31, 2008.

During the first quarter of 2008, the Company issued 83,347 shares of common stock pursuant to consulting agreements.  The shares were issued during the second quarter of 2008.  The Company determined the fair value of the shares based on the stock price as the shares were earned.  The Company recognized stock-based compensation of $15,900 during the three months ended March 31, 2008.

In connection with the Christopher Wicks and Defiance U.S.A., Inc. judgment, on February 1, 2008, the Company agreed to issue 75,000 shares of common stock.  The shares were issued during the second quarter of 2008.  The Company determined the fair value of the shares to be $11,250 based on the date of the legal settlement and charged this amount to operations during the three months ended March 31, 2008.

In connection with a stock subscription receivable for $95,000 established on November 13, 2007, the Company received $95,000 in the form of payments made directly to vendors by the entity with whom the stock subscription receivable was established.

8.	Subsequent Events

Issuance of Common Stock
On October 16, 2008, the Company issued 300,000 shares of common stock to a consultant for past and future financial and accounting services.  The fair value of the common was $30,000 based on the stock price on the date of issuance.  The value of the stock approximates the value of the services rendered or to be rendered.

On October 16, 2008, the Company issued 250,000 shares of common stock to a law firm as a retainer for services to be rendered.  The fair value of the common was $25,000 based on the stock price on the date of issuance.  The shares will be valued and earned as the services are rendered.

On October 23, 2008, the Company entered into a consulting agreement with Net Vertex New York Inc. The agreement provides that, in exchange for strategic business development and distribution consulting services, the Company will issue 2,000,000 shares of common stock, subject to vesting and 10% of any amounts received by the Company from introduced parties for any joint-venture, distribution, business development, or strategic business relationship activity.

Return to Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Disclaimer Regarding Forward-Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Description of Business

Who’s Your Daddy® King of Energy™ Products
The business strategy behind our King of Energy™ energy drinks focuses on maintaining the edge, energy and humor behind our brand, while continuing to build brand awareness and recognition. Our target market includes young adults who seek alternatives to bad tasting energy drinks, coffee, and other stimulants. As part of our strategy, we have developed products and events that appeal to this group, and we continue to assess opportunities to expand our product lines and distribution worldwide. Our King of Energy™ energy drinks are designed to be positioned within mass-market retail outlets, offering high-quality, cutting-edge products with eye-catching packaging.

One of our most exciting products is the “energy shot,” which is a concentrated two ounce energy drink, designed to provide a zero calorie, sugar free, rapid and lasting energy boost which enhances muscle strength and endurance. One of the important ingredients in the energy shot is L-Arginine.  Arginine in an amino acid and is essential for optimum growth and in the regulation of protein metabolism. It is well established that Arginine facilitates the release of growth hormone (HGH), stimulates the pancreas for insulin production, and is a component in the hormone vasopressin produced by the pituitary gland. HGH-release by means of Arginine may offer benefits in the treatment of injuries, as well as strengthening the immune system, building lean muscle, burning fat.  Arginine is also required by the body to carry out the synthesis of nitric oxide, a compound that, working through cGMP, relaxes blood vessels and allows more blood to flow through arteries. It has been hypothesized that taking extra Arginine will increase nitric oxide levels and increase blood flow.  The energy shot was made available to the retail and wholesale market in mid-November 2008.

Return to Index

Our King of Energy™ energy drinks come in two flavors and four distinct formulas. We have Regular and Sugar-Free versions of our unique cranberry-pineapple flavor, which we started shipping in the third quarter of 2005, as well as Regular and Sugar-Free versions of our Green Tea flavor. We introduced our Regular Green Tea beverage in July 2006, and ours was one of the first Green Tea beverages for the energy drink market. In February 2007, we began shipping our Sugar-Free Green Tea flavored beverage. For this product, we are targeting women and the more mature generation who are interested in the anti-oxidants, cleansing, and weight loss features of Green Tea. This expands the scope of retailers who can carry our products, since many Green Tea retailers do not carry energy drinks.

After testing and experimenting with flavors and taking approximately 50 different formulas through “blind” taste tests, we selected the Cranberry-Pineapple flavor for our flagship product. By far, this formulation was found to enjoy the broadest consumer appeal with the target demographic group due to its appealing taste, the lack of typical “after-taste,” and by providing a solid “hook” for the consumer and retailer. In 2007, we distributed four flavors of our King of Energy™ energy drinks – Cranberry-Pineapple in Regular and Sugar-Free and Green Tea in Regular and Sugar-Free. Unlike many of the other energy drinks on the market, our King of Energy™ energy drinks taste good and are similar to drinking a soda or fruit punch. Formulated with taurine and caffeine, our energy drinks are designed to energize and improve mental performance while increasing concentration, alertness and physical endurance.

In February 2008, we expanded our sales programs to include the United States military, with the objective of supplying our King of Energy™ energy drinks to at least 20 military bases by the end of 2008.  In this effort, we intended to produce a commemorative can acknowledging the Army, Navy, Air Force, Marine Corps and Coast Guard. A portion of the proceeds from our commemorative cans was to be donated to non-profit organizations.  However, due to the downturn in the economy, we are reevaluating the launch of the commemorative cans based upon access to capital.

Business Plan

On May 28, 2008, we instituted management changes in an attempt to attract additional investment capital and revise our marketing strategy.  Michael R. Dunn assumed the positions of Chairman of the Board of Directors and Chief Executive Officer. Edon Moyal’s position was changed to Executive Vice President of Marketing and Brand Development. We intend to use any new capital to initiate the strategy below, in an attempt to increase sales and enhance profit margins while securing brand recognition in the energy drink market.

Our strategy during the second quarter of 2008 was to market the product line through affiliations with recognizable sports athletes in specific targeted geographic areas. In the second quarter of 2008, we initiated a program with Andre Reed, a former professional football player with the Buffalo Bills and with Top’s Friendly Markets, which has 72 stores in Buffalo and the surrounding areas. We believe that, in order to sell our energy drink products, we need to support the product by extensive media advertising and in-store tastings.  In our initial order with Top’s Markets, we shipped 4,560 cases to kick off Campaign 83, which was affiliated with Women’s and Children’s Hospital of Buffalo as the charity.  The project donated $10,000 to charity, but was discontinued during the middle of September due to the downturn in the economy.  We will focus the majority of our efforts in marketing the new Who’s Your Daddy Sport Energy Shot while working on international sales for our drink line during the fourth quarter of 2008.

One of our most exciting products is the “energy shot,” which is a concentrated two ounce energy drink, designed to provide a rapid and lasting energy boost. The energy shot contains antioxidants, L-Argenine, pomegranate extract, caffeine, taurine, guarana, ginseng and a vitamin B complex. This product is typically sold at point of purchase in convenience and grocery stores. By introducing the product, we believe we will be able to attract a new category of distributors who service the candy, tobacco and other ancillary items in convenience stores across the country. We expect to be able to sell directly to large regional and national retail chains in areas where we do not have distributors. Some of the major benefits of the product include reduced shipping fees, warehouse fees, and increased product longevity. The profit margin on the energy shot is substantial and offers the retailer three to four times the profit than sales from candy. We believe the product can also open additional distributing opportunities if we achieve sales levels that meet the expectation of the retailer. The ability to sell the energy shot at the cash register will significantly enhance the potential for sale of our product line in the energy drink section of the store. In summary, we believe there is a tremendous marketing opportunity due to the lack of competition in the national and international market. Currently, we believe the only other energy shot products being sold throughout the country are 5-Hour Energy and 6-Hour Stacker.

Return to Index

The Industry

Energy drinks are beverages with legal stimulants, vitamins, and minerals that give users a lift of energy.  Common ingredients are caffeine, taurine, ginseng, sugars, and various amounts of vitamins and minerals.  The product is consumed by individuals who are explicitly looking for the extra boost in energy – college students, the “on-the-go” average person, and those seeking an alternative to coffee. Over the last few years, the United States energy drink sector has witnessed strong growth.  In 2006, the sector experienced growth of over 40% to reach $5 billion dollars in the United States.  According to Beverage Digest, the energy drink sector is projected to reach $8 billion by 2009.

Restatement

As set forth in the Current Report on Form 8-K filed on November 19, 2007, we concluded on November 14, 2007 that our accounting for the following items required changes to conform to applicable accounting guidelines and that these changes required the restatement our financial statements for the years ended December 31, 2005, 2006 and 2007.  The restatement resulted from the incorrect application of accounting for equity compensation, free-standing or embedded derivative instruments, registration rights arrangements and the extinguishment of our Convertible Notes were incorrectly applied by prior management responsible for financial reporting. We retained a financial expert to assist us in the application of the requisite accounting literature.

We have completed our annual restatements which have been included in our Form 10-KSB for the year ended December 31, 2007.  We have also completed our quarterly restatements for the quarters ended March 31, 2007, and June 30, 2007 which have been included in our Form 10-Q for the three month periods ended March 31, 2008 and June 30, 2008, respectively.

•	Callable Secured Convertible Notes issued on April 27, 2005 and on October 11, 2005 (“Convertible Notes”) aggregating $1,750,000, with non-conventional conversion features and related warrants;

•	Accretion of non-cash debt discounts;

•	Changes in fair value of derivatives at each reporting date;

•	Valuation of issuances of common stock and stock options to employees and consultants; and

•	Extinguishment of the Convertible Notes on May 7, 2007.

During the three months ended September 30, 2007, items requiring restatement included the following:

•	Accrual of registration rights penalties for $70,875;

•	Recording of additional employee stock compensation expense for $94,703; and

•	Recording of non-employee stock compensation expense for $14,297.

The impact to the financial statements as of September 30, 2007 and for the three months then ended is as follows:

Return to Index

	As Reported	As Restated	Change

Balance Sheet Data:
Accounts payable	$847,940	$1,185,419	$337,479
Accrued expenses (interest)	581,354	307,354	(274,000)
Long-term debt	536,381	598,822	62,441
Common stock	5,264	4,204	(1,060)
Additional paid-in capital	23,793,781	23,923,665	129,884
Accumulated deficit	(27,976,507)	(28,229,584)	(253,077)

Statement of Operations Data:
General and administrative	$937,931	$1,046,931	$109,000
Interest expense	(22,892)	(93,767)	(70,875)
Net loss	(1,636,384)	(1,816,259)	(179,875)
Net loss per share	$(0.32)	$(0.35)	$(0.03)

Results of Operations for the Three Months Ended September 30, 2008 and 2007 (restated)

Sales
Our sales consist of energy drink products sold to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During the third quarter of 2008, we generated $478,587 from the sales of our energy drinks, compared to $539,095 for the comparable period in 2007.  The change resulted from a higher proportion of sales to distributors and a close-out store which resulted in lower average selling prices per case.

Gross Profit
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

Our gross profit for the third quarter of 2008 was $160,965, compared to $235,657 for the comparable period in 2007.  Our gross margin for the 2008 period was 34%, compared to 44% for the comparable quarter of 2007.  The change was primarily attributable to a lower average per case net selling price for product sold partially offset by lower shipping and handling costs.

Selling and Marketing Expenses
Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Sales and marketing expenses for the third quarter of 2008 were $125,411, compared to $911,218 for the comparable period in 2007.  The change was primarily attributable to reductions in promotional materials, promotional events and reduction in headcount resulting from cash constraints during the 2008 period.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the third quarter of 2008 were $474,305, compared to $1,046,931 for the comparable period in 2007. The changes in these expenses were attributable to an overall reduction in our operating expenses and stock-based compensation.

Return to Index

Interest Expense
Interest expense during the third quarter of 2008 primarily consisted of cash-based and non-cash based interest on our convertible promissory notes and other debt instruments.  Interest expense during the 2007 period consisted of cash-based interest and registration rights penalties.

Interest expense during the third quarter of 2008 was $77,784, compared to $93,767 during the comparable period in 2007. The change is primarily attributable to non-cash interest expense on our convertible promissory notes of $28,359 incurred during the 2008 period.

Gain on the Extinguishment of Debt and Accounts Payable
We entered into settlement agreements with certain vendors to pay the outstanding balances through the issuance of common stock or reduced cash payments.

During the third quarter of 2008, we settled previously outstanding accounts payable for amounts less than the balance due to the respective vendor.  As a result of the settlements, we recognized a net gain of $3,996 from these settlements.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007 (restated)

Sales
During the nine month period of 2008, we generated $712,883 in revenue from sales of our energy drink, compared to $1,302,380 for the comparable period in 2007.  The change resulted from severe cash constraints during the 2008 period that limited our sales and promotional efforts and a higher proportion of sales to distributors and a close out store which resulted in lower average selling prices per case.
Gross Profit
Our gross profit for the nine month period ended September 2008 was $229,453, compared to $556,196 for the comparable period in 2007.  Our gross margin for the 2008 period was 32%, compared to 43% for the 2007 period.  The change was primarily attributable to lower average per case net selling prices for product sold to a membership warehouse retailer and through distributors.

Selling and Marketing Expenses
Sales and marketing expenses for the nine month period ended September 2008 were $343,943, compared to $2,089,205 for the comparable period in 2007.  The change was primarily attributable to reductions in promotional materials and marketing events during the 2008 period.

General and Administrative Expenses
General and administrative expenses for the nine month period ended September 2008 were $1,911,409 compared to $3,128,610 for the comparable period in 2007. The change from the 2007 period was attributable to decreases in headcount and related expenses partially offset by higher professional fees in the 2008 period.

Interest Expense
Interest expense during the nine month period ended September 2008 was $244,263, compared to $592,338 during the comparable period in 2007.  The change is attributable to non-cash interest expense in the 2007 period for the accretion of the debt discounts on our Convertible Notes retired in May 2007, partially offset by the accretion the debt discount on our convertible notes issued during the third quarter of 2008.

Change in Fair Value of Derivative Liabilities
During the nine month period ended September 30, 2007, we recognized a net non-cash gain of $2,550,802 for the change in the fair value of the derivative liabilities.  The underlying securities were extinguished in May 2007.

Gain on the Extinguishment of Debt
During the nine month period ended September 2008, we settled outstanding accounts payable and accrued liabilities through the issuance of shares of our common stock and/or cash.  As a result of the settlements, we recognized a net loss of $282,579 from these settlements.
During the nine month period ended September 2007, we recognized a non-cash gain on the extinguishment of our Convertible Notes of $2,634,788.  This non-cash gain from the extinguishment of our Convertible Notes represented the difference in the fair value of the derivative liabilities, carrying value of the notes, and accrued interest, less the fair value of the common stock and warrants issued to new investors.

Return to Index

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

We are and have been since the first quarter of 2008, in the process of conducting a “best-efforts” private offering of our common stock or convertible securities for a proposed minimum of $3,500,000 (the “Proposed Private Placement”).  During the third quarter of 2008, we collectively issued $380,000 face value, 10% convertible promissory notes (“Promissory Note”) due 18 months after the respective date of issuance.  Each Promissory Note consisted of a convertible promissory note bearing interest at a rate of 10% per annum and two shares of our restricted common stock equal to the outstanding principal balance.  Upon the closing of a debt or equity offering of $1,750,000 prior to the due date, we are required to repay any amounts due under the Promissory Notes.

The Promissory Notes and any accrued interest thereon are convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the volume weighted average price (“VWAP”) for 30 trading days preceding the earlier of (i) closing of at least $3 million in gross proceeds of the Proposed Private Placement, or (ii) 12 months from the date of issuance.  The conversion price is subject to a floor of $0.50 per share and a ceiling of $0.75 per share.  If we do not complete the Proposed Private Placement by January 15, 2010, we will be required to make equal monthly payments of principal and interest over a 60 month period.

We believe that our existing sources of liquidity, including the proceeds received from the Promissory Notes will be sufficient to fund our operations into the mid- to late fourth quarter of 2008.  Due to our lack of capital, we are in default of certain note agreements and past due with several vendors.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

We have been, and are, actively seeking to raise additional capital through our investment banker and other sources.  Any proceeds raised are expected to be used for operational expenses, new product development, procurement of inventory and selling expenses.  Due to the highly competitive nature of the beverage industry, our expected operating losses in the foreseeable future, and the credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.  If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event, we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

At September 30, 2008, our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, advances of funds from officers and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the pay down of past due accounts payable, servicing debt, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products.

At September 30, 2008, our cash and cash equivalents were $0, and we had negative working capital of $4,298,317.  During the nine months ended September 30, 2008, in efforts to improve our liquidity, we have issued 4,532,843 shares of common stock for settlement of accounts payable and accrued expenses totaling $724,193.  At September 30, 2008, we had $993,253 in debt obligations of which $460,000 is in default for non-payment.

Return to Index

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	Nine Months Ended September 30,
	2008	2007	Change

Operating activities	$(362,910)	$(1,872,461)	$1,509,551
Investing activities	(12,735)	(73,316)	60,581
Financing activities	375,500	1,944,943	(1,569,443)
Change	$(145)	$(834)	$689

Operating Activities
Operating cash flows for the nine months ended September 30, 2008 reflect our net loss of $1,984,722, offset by changes in working capital of $943,891 and non-cash items (depreciation, creditor settlements and stock-based compensation) of $677,921. The change in working capital is primarily related to decreases in inventory, offset by increases in accounts payable, accrued expenses and customer deposits.  The increase in accounts payable and accrued expenses are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our executive officers.

Operating cash flows the nine months ended September 30, 2007 reflect a net loss of $68,367, and non-cash income/gains of $3,217,205 primarily related to gains resulting from the previously outstanding derivative liabilities totaling $2,550,802 and $2,031,736 for the extinguishment of the Convertible Notes and credit settlements, offset by changes in working capital of $1,365,333 and non-cash expenses (depreciation and stock-based compensation) of $1,413,111. The change in working capital requirements is primarily related to a $1,190,256 increase in amounts due to our executive officers is attributable to the deferral of payment of salaries.

Investing Activities
Cash used in investing activities for months ended September 30, 2008 consisted of $12,735 for trademarks.  During the same period in 2007, we spent $42,677 for capital expenditures and $30,639 for trademarks.

Financing Activities
During the nine months ended September 30, 2008, we received net proceeds of $95,000 from the collection of an outstanding stock subscription agreement entered into in 2007.  We also issued convertible promissory notes for net proceeds of $323,000 and made payments of $42,500 on notes payable.  During the comparable period in 2007, we issued common stock for proceeds of $1,340,660 and net had borrowings of $604,283.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

Return to Index

In light of the material weaknesses described below, the Certifying Officer performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Certifying Officer has identified the following three material weaknesses which have caused the Certifying Officer to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not yet have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008.  The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and have concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  The Certifying Officers evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We had a significant number of audit adjustments for the last three fiscal years.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  The Certifying Officers evaluated the impact of our significant number of audit adjustments last year and have concluded that the control deficiency that resulted represented a material weakness.

On November 14, 2007, our Certifying Officer concluded that our previous applications of accounting for equity compensation, free-standing or embedded derivative instruments, registration rights arrangements and the extinguishment of our convertible notes were incorrectly applied and did not conform to applicable accounting guidelines.  As a result of this evaluation and conclusion, the Certifying Officers in conjunction with our Board of Directors concluded that previously issued consolidated financial statements included in our Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2005, 2006, and 2007, as well as all of our quarterly reports on Form 10-QSB during the 2005, 2006 and 2007 fiscal years, could no longer be relied upon.  In this regard, we amended and restated our financial statements to eliminate all incorrect applications which have been included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  We have also completed our quarterly restatements for the quarters ended March 31, 2007 and June 30, 2007 which have been included in our Form 10-Q for the three month periods ended March 31, 2008 and June 30, 2008.

The Certifying Officers have discussed this matter with our current independent registered public accounting firm.

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Return to Index

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Greg Sacks seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000. This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet. On May 23, 2008, the Court in the above-referenced action issued an Order denying our motion to vacate and confirmed the arbitration award.  On May 27, 2008, the Clerk entered a judgment, based on the Court’s Order, in favor of Sacks Motorsports, Inc. and against us for the principal sum of $1,790,000, together with post award interest from February 13, 2007.

On July16, 2008, we purchased an Assignment of Claims from Anga M’Hak Publishing and Edward Raabe, in consideration of 150,000 shares of common stock and $100,000 in cash to be taken out of the proceeds of our next Private Placement Offering. We believe Anga M’Hak has a claim to offset the judgment of approximately $1,500,000. As part of the Assignment of Claims Agreement, Anga and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies. In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in our pursuit of these claims. We believe their affidavits will indicate that Sacks Motorsports, Inc. perpetrated fraud by not having the authority to enter into the contract, which unlawfully created the judgment in favor of Sacks Motorsports, Inc.  We plan to file a motion in the fourth quarter of 2008 in California to validate our assignment and offset any remaining obligation.

On June 13, 2008, we received a complaint from Fish and Richardson, P.C. concerning the outstanding balance on previous patent work performed for us. We had originally arranged to pay Fish and Richardson, P.C. a sum of $300,000 over a period of time, but due to cash constraints, were unable to make the payment obligations. We have paid $7,500 and are currently working with legal counsel to defend the lawsuit while asserting claims of over billing and misrepresentation, which partially led to our inability to raise the required capital to expand our brand.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Return to Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the third quarter of 2008, we sold a total of $380,000 face value, 10% convertible promissory notes (“Promissory Notes”), together with 720,000 shares of common stock, pursuant to a private offering, to a total of 11 individuals.  Under the terms of the Promissory Notes, the principal and any unpaid accrued interest thereon is due and payable on January 15, 2010.  Each of the respective Promissory Notes is convertible, at the option of the holder, into shares of the our restricted common stock at a price equal to 80% of the volume weighted average price for the last 30 trading days preceding the earlier of (i) closing of at least $3,000,000 in gross proceeds, or (ii) 12 months from the initial closing date of the offering.  However, the conversion price may not be less than $0.50 per share, or greater than $0.75 per share.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that each purchaser is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Dated: November 18, 2008
/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Return to Index