Form 10-K
period 2008-12-31
Whos Your Daddy Inc
filed 2009-04-15
CIK 1164964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number: 0-33519

WHO’S YOUR DADDY, INC.

(Exact name of registrant as specified in its Charter)

Nevada	98-0360989
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5840 El Camino Real, Suite 108, Carlsbad, CA  92008

(Address of principal executive offices)

Registrant’s telephone number, including area code: (760) 438-5470

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-k. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 13, 2009 was approximately $888,270.42.

The registrant had 20,903,883 shares of common stock and 333,334 shares of preferred stock outstanding as of April 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part III, Item 15: (i) Current Report on Form 8-K, filed on April 7, 2005, (ii) Registration Statement on Form 10SB, filed on January 18, 2002, (iii) Current Report on Form 8-K, filed on May 14, 2007, (iv) Current Report on Form 8-K, filed on June 28, 2007, (v) Definitive Schedule 14A, filed on June 22, 2007, (vi) Annual Report on Form 10-K, filed on May 12, 2008, (vii) Current Report on Form 8-K, filed on July 23, 2008, (viii) Current Report on Form 8-K, filed on October 16, 2008, (ix) Current Report on Form 8-K, filed on January 29, 2009, and (x) Annual Report on Form 10-K, filed on April 16, 2007.

i

PART I

ITEM 1.          BUSINESS

Business Development

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

After developing an energy drink, we changed our primary business to the manufacture, sale and distribution of ready-to-drink The King of Energy® beverages centered on our trademark-protected brand, Who’s Your Daddy®.  Although our primary focus is to expand upon sales of our energy drinks, we are exploring opportunities for the licensing of our proprietary name Who’s Your Daddy® for products that can take advantage of this distinctive name, including related products such as energy bars and concentrated energy “shots.”  We currently hold various trademark rights under the Who’s Your Daddy® name in the United States and Europe.

Description of Business

Who’s Your Daddy® The King of Energy® Products

The business strategy behind our The King of Energy® energy drinks focuses on maintaining the edge, energy and humor behind our brand, while continuing to build brand awareness and recognition.  Our target market includes young adults who seek alternatives to bad tasting energy drinks, coffee, and other stimulants.  As part of our strategy, we have developed products and events that appeal to this group, and we continue to assess opportunities to expand our product lines and distribution worldwide.  Our The King of Energy® energy drinks are designed to be positioned within mass-market retail outlets, offering high-quality, cutting-edge products with eye-catching packaging.

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

Our The King of Energy® energy drinks come in two flavors and four distinct formulas.  We have regular and sugar-free versions of our unique cranberry-pineapple flavor, which we started shipping in the third quarter of 2005, as well as regular and sugar-free versions of our green tea flavor.  We introduced our regular green tea beverage in July 2006.  In February 2007, we began shipping our sugar-free green tea flavored beverage.  For this product, we are targeting women and the more mature generation who are interested in the anti-oxidants, cleansing, and weight loss features of green tea.  This expands the scope of retailers who can carry our products, since many green tea retailers do not carry energy drinks.

After testing and experimenting with flavors and taking approximately 50 different formulas through “blind” taste tests, we selected the cranberry-pineapple flavor for our flagship product.  By far, this formulation was found to enjoy the broadest consumer appeal with the target demographic group due to its appealing taste, the lack of typical “after-taste,” and by providing a solid “hook” for the consumer and retailer.  In 2007, we distributed four flavors of our The King of Energy® energy drinks – cranberry-pineapple in regular and sugar-free and green tea in regular and sugar-free.  Unlike many of the other energy drinks on the market, our The King of Energy® energy drinks taste good and are similar to drinking a soda or fruit punch.  Formulated with taurine and caffeine, our energy drinks are designed to energize and improve mental performance while increasing concentration, alertness and physical endurance.

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

On November 21, 2008, we entered into a Master Distributor Agreement (the “Distributor Agreement”) with Beryt Promotion, LLC, a Nevada limited liability company (the “Distributor”).  The Distributor Agreement, which has a term of one year, provides that, in exchange for the Distributor acting as the exclusive distributor of our products, with the right to sub-distribute, we shall: (1) sell our products to the Distributor at a discount to the retail price; and (2) issue to the Distributor 100,000 shares of our common stock.  Subsequently, we issued an additional 1,000,000 shares of common stock to Ramon DeSage for marketing and promotional expenses in December 2008 and another 1,000,000 shares of common stock in February 2009.  The Who’s Your Daddy® Sport Energy shot is currently in Caesars Palace, Flamingo Hotel, Paris Las Vegas, Bally’s Hotel, Rio Hotel, Harrah’s Hotel, Imperial Palace, Bill’s Gambling Hall, Luxor, Excalibur, Circus Circus, Monte Carlo, Mandalay Bay, New York New York, Stratosphere, Planet Hollywood Venetian Hotel, LAX Night Club, Dick’s Last Resort, Coyote Ugly, Pure Night Club and Prive Night Club.  Additionally, Mr. DeSage has been able to market the product to almost every gift shop and hotel in Las Vegas while paying almost all of the marketing costs, due to our limited cash resources.

Through one of his companies, Cadeau Express, Mr. DeSage caters to hotels and casinos which roll out the red carpet for selective guests and high-end gamblers.  Cadeau Express stocks over 14,000 different items including a full line of jewelry, crystal, watches, writing instruments, fragrances, electronics, promotional items, leather goods, and fashion accessories.  Mr. DeSage has the expertise to provide guidance for effective ways to promote special events or develop an incentive or premium give-away program to enhance our business goals.

On January 26, 2009, we entered into a Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC, a Nevada limited liability company (“LSSE”).  The agreement with LSSE includes marketing, public relations, and merchandising services, including introductions, negotiations, and support for our products.  For over 35 years, Leigh Steinberg has pioneered the sports management industry, setting the standard for excellence in athlete representation.  He has represented the first pick of the first round of the NFL draft a record-breaking eight times and 60 overall first round NFL picks.  Leigh’s unrivaled history of negotiating record-setting contracts and tireless dedication to charitable activities are the cornerstones of his business.  Among many others, Leigh has represented Hall of Famers, Steve Young, Troy Aikman and Thurman Thomas, heavyweight champion Lenox Lewis and Major League Baseball stars such as Will Clark, Shawn Green and Orlando “El Duque” Hernandez, all of who have worked with Leigh as a part of their contracts to donate a combined amount of more than $250 million for various charitable causes.  On April 06, 2009 LSSE and Who’s Your Daddy, Inc. announced an endorsement deal with undefeated heavyweight boxing contender, Chris Arreola.  Our announcement was days before Arreola’s April 11, 2009 boxing match against heavyweight veteran, Jameel McCline, at the Mandalay Bay Hotel & Casino in Las Vegas.  Under the terms of the agreement, Arreola wore our brand logo on his trunks during the fight and would also promote our products through the use of his likeness on our website.

Arreola, whose nickname is “The Nightmare,” and who is of Hispanic American descent, exemplifies the type of athlete we want to associate with.  As a Mexican Heavyweight, he has a chance to make history and we want to be associated with him as he continues his quest to become the first Mexican Heavyweight Champion of the world.  The endorsement of Arreola (26-0, 23 knockouts) represents an aggressive and strategic move into the sport of boxing by the company.

The Industry

Energy drinks are beverages with legal stimulants, vitamins, and minerals that give users a lift of energy.  Common ingredients are caffeine, taurine, ginseng, sugars, and various amounts of vitamins and minerals.  The product is consumed by individuals who are explicitly looking for the extra boost in energy – college students, the “on-the-go” average person, and those seeking an alternative to coffee.  Over the last few years, the United States energy drink sector has witnessed strong growth.  In 2006, the sector experienced growth of over 40% to reach $5 billion in the United States.  According to Beverage Digest, the energy drink sector is projected to reach $8 billion by 2009.

Marketing and Distribution

We produce our The King of Energy® energy drinks at facilities utilized by known national brands such as 7-UP®, RC Cola® and Pepsi®.  We also utilize premier American canners – Ball Corporation on the west coast and Rexam Beverage Can Company on the east coast.

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

Competition

The beverage industry is intensely competitive and significantly affected by new products introductions and other market activities of industry participants.  The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns.  Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.  Our The King of Energy® energy drinks are subject to extensive competition by numerous domestic and foreign companies.  Such competitors include Red Bull®, Rockstar®, Monster Energy® and Full Throttle® drinks, which are the industry leaders in sales, among many others.

Intellectual Property

We manufacture, promote and sell our The King of Energy® energy drinks under our trademark-protected brand, Who’s Your Daddy®.  Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can generally be renewed as long as the trademarks are in use.  We have developed and own the formula to all of The King of Energy® flavors and our pomegranate energy “shot.”

Employees

As of the date of this Report, we employed three persons, all of whom are full-time.  We retain independent contractors as needed.  None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          PROPERTIES

We do not own any real property.  Our principal executive offices are located at 5840 El Camino Real, Suite 108, Carlsbad, CA 92008 where we are leasing approximately 6,000 square feet under an agreement that commenced in March 2007 and expires in March 2012.  Monthly payments under the lease are currently approximately $9,500, gradually increasing to approximately $10,100 over the next four years.  Our leased space includes both offices and a warehouse and we consider it adequate for the operation of our business.

ITEM 3.          LEGAL PROCEEDINGS

On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motorsports Inc. seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000.  This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the Court denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007.  On July 16, 2008, we entered into an Assignment of Claims Agreement

(“Assignment Agreement”) with Anga M’Hak Publishing and Edward Raabe, for the consideration of 150,000 shares of common stock and $100,000 in cash out of the proceeds of our proposed private placement.  We believe Anga M’Hak has a claim to offset the judgment of approximately $1,500,000 against Sacks Motorsports.  As part of the Assignment Agreement, Anga and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies.  In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in our pursuit of these claims.  We believe their affidavits will indicate that Sacks Motorsports, Inc. perpetrated fraud by not having the authority to enter into the contract, which wrongfully created the judgment in favor of Sacks Motorsports, Inc.  We expect to file a motion with the appropriate California court to validate this assignment and offset any remaining obligation.

On May 8, 2007, we were served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against us, Edon Moyal and Dan Fleyshman under a contract allegedly calling for the payment of $288,000 in cash plus stock in our subsidiary, Who’s Your Daddy, Inc., a California corporation, and a certain percentage of the revenues of that subsidiary.  On February 1, 2008, we entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which we agreed to pay to the plaintiffs the sum of $252,000 under a payment schedule detailed therein.  As security for the settlement payment, defendants Fleyshman and Moyal together pledged 319,294 shares of common stock in the Company owned and held by them.  We are currently in default of the Settlement Agreement.

On March 19, 2008, a complaint was filed against us by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,278.72 for unpaid shipping charges.  We are attempting to settle this matter.

On April 1, 2005, we received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that we were infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, we entered into a settlement agreement with Daddy pursuant to which we were granted an exclusive license to use our marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, we also agreed to remit to Daddy 12% of the licensing revenues received from third parties who we granted sublicense to for use of the marks on clothing.  We have not made any of the required payments under the settlement agreement.  On March 26, 2008, we, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  We settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through a loan by an officer.  The next payment of $10,000 is due April 30, 2009 and $10,000 is due every 60 days thereafter until the full amount is paid.

On or about May 16, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against us in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s provision of legal services on our behalf in the approximate amount of $255,000.  We asserted that the settlement agreement is void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish has a motion for summary judgment scheduled to be heard on April 17, 2009.

On July 30, 2008, we entered into a Compromise and Settlement Agreement and Mutual Release with Straub Distributing, L.L.C., a California Limited Liability Corporation.  We paid $7,500 on July 30, 2008 and were required to make three payments of $7,250 every sixty days thereafter until

Straub received a total sum of $22,000.  As part of the Settlement Agreement if any of the payments were late by more than fifteen days, then Straub Distributing Company would file a judgment in the amount of $40,000 against us plus attorney fees, costs and expenses to enforce the judgment.  As part of the Settlement Agreement, the judgment would be reduced by the amount payments received.  We made one additional payment of $7,200, then went into default on the Settlement Agreement.  The judgment was filed against us on January 2, 2009 in the principal sum of $25,300.

On March 3, 2009, a judgment was entered against us in favor of WorldWide Express.  We were paying $1,200 per month against an original amount owed of $18,781.42.  We had paid $10,948.90 and the remaining amount owed is $9,085.75.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2008 fiscal year, no matters were submitted to a vote of the Company’s shareholders.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the symbol “WYDI” on the over-the-counter (“OTC”) Bulletin Board quotation system.  The following table reflects on a per share basis the reported high and low bid prices of our Common Stock for each quarter for the period indicated as reported by the OTC Bulletin Board.  Such prices are inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.  The information provided in the table below reflects the per share price after taking into consideration the 6-for-1 reverse stock split of all of our outstanding common stock effective October 30, 2007.

YEAR ENDED DECEMBER 31, 2007

QUARTER ENDED	HIGH	LOW
March 31, 2007	$6.48	$3.21
June 30, 2007	$7.74	$3.72
September 30, 2007	$4.92	$1.62
December 31, 2007	$2.43	$0.18

YEAR ENDED DECEMBER 31, 2008

QUARTER ENDED	HIGH	LOW
March 31, 2008	$0.26	$0.13
June 30, 2008	$0.45	$0.16
September 30, 2008	$0.32	$0.04
December 31, 2008	$0.12	$0.02

On April 13, 2009, the closing price for our common stock was $0.06.

Holders of Common Stock

According to the records of our transfer agent, Holladay Stock Transfer, as of April 9, 2009, we had approximately 162 holders of record of our common stock.

Dividends

We have never paid dividends on our stock and have no plans to pay dividends in the near future.  We intend to reinvest earnings in the continued development and operation of our business.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	0		0	833,334

Equity compensation plans not approved by security holders	2,184,177		$7.16	N/A
TOTAL	2,184,177	(1)	$7.16	833,334

(1) Consists of (a) options to purchase 1,167,167 shares of stock by employees at a weighted average stock price of $9.19, with strike prices ranging from $6.00 to $12.00 per share, with an average weighted life of 1.44 years, and (b) warrants to purchase 1,023,010 shares at a weighted average stock price of $7.16, with strike prices ranging from $0.75 to $12.00, with an average weighted life of 3.5 years.

Sales of Unregistered Securities

On December 4, 2008, we issued 1,000,000 shares of common stock to one individual in exchange for services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On February 5, 2009, we issued 1,000,000 shares of common stock to one individual in exchange for services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On March 10, 2009, we issued 50,000 shares of common stock to one entity in exchange for services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

ITEM 6.                             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

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

Summary of Business

We manufacture (on an outsource basis), market, sell, and distribute our The King of Energy® energy drinks and are involved in the licensing of our proprietary name, Who’s Your Daddy®.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States., which require us to make estimates and assumptions in certain circumstances that affect amounts reported.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality.  We believe that of our significant accounting policies (more fully described in notes to the financial statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

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

Revenue Recognition

Revenue is recognized when products are delivered to the customer which occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer.  Revenue recognition is deferred in all instances where the earnings process is incomplete based on the criteria listed above.  As of December 31, 2008 and 2007, we did not have any revenues that were required to be deferred.  Management provides for sales returns and allowances in the same period as the related revenues are recognized.  Management bases their estimates on historical experience or the specific identification of an event necessitating a reserve.

In accordance with Emerging Issue Task Force (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” slotting fees, buy downs, cooperative advertising and other reductions and incentives given by us to our customers are included as a reduction of revenue, rather than as a cost of goods sold.

Slotting fees paid to a customer are generally amortized over the life of the slotting agreement which is typically one year and included as reduction of revenues.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”  SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period.  The fair value of stock options is based upon the market price of our common stock at the grant date.  We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model.  The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock.  If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

Accounting for Non-Employee Stock-Based Compensation

We measure compensation expense for non-employee stock-based compensation in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model.  The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Modifications to Convertible Debt

We account for modifications of embedded conversion features (“ECF”) in accordance with EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments.”  EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered a substantial (i.e., greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Derivative Financial Instruments

Derivative financial instruments, as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g., interest rate, security price or other variable), that require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, we have convertible debt with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  As required by SFAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in its financial statements.

We estimate the fair values of our derivative financial instruments using the Black-Scholes option valuation model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility.  Since derivative financial instruments are initially and subsequently carried at fair values, our operating results will reflect the volatility in these estimate and assumption changes.

Equity Instruments Issued with Registration Rights Agreement

We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies” as required by FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which was issued December 21, 2006.  Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates.  For items for which the fair value option has been elected, an entity would report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  We adopted the standard as of January 1, 2008 but did not have any of its eligible financial assets and liabilities under the guidance of this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or (“SFAS No. 141(R)”). SFAS 141(R) expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense.  Upon the Company’s adoption of SFAS 141(R), any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination.  Rather, those changes will typically be recognized as an adjustment to income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this statement to have a significant impact on its current financial statements, although it is likely to have a significant effect on reporting of any acquisitions completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” (“SFAS No. 160”).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  SFAS No. 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions.  When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings.  SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years.  We do not expect SFAS No. 160 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.  SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for us in the fiscal year beginning September 30, 2009.  We do not expect the impact of the adoption of FSP 142-3 to impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS No. 162 to have a significant impact on our consolidated financial statements.

Results of Operations for the Fiscal Year Ended December 31, 2008 and 2007

Sales

Our sales consist of energy drink and energy shot products sold to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

Sales decreased to $745,050 during 2008 from $981,919 in the same period in 2007.  The change resulted from severe cash constraints during the 2008 period that limited our sales and promotional efforts and a higher proportion of sales to distributors and a close out store which resulted in lower average selling prices per case.

Gross Profit (Loss)

Gross profit (loss) represents revenues less the cost of goods sold.  Our cost of goods sold consists of the costs of raw materials utilized in the manufacturing of products, packaging fees, repacking fees, in-bound freight charges, and internal and external warehouse expenses.  Raw materials account for the largest portion of the cost of sales.  Raw materials include costs for cans, bottles, ingredients and packaging materials.

Gross loss was $33,536 during the 2008 period, compared to a gross profit of $356,886 in the same period in 2007.  Our gross margin (loss) for the 2008 period was (5)%, compared to 36% for the 2007 period.  The change was primarily attributable to lower average per case net selling prices and inventory reserves for expiring/expired products.  In the 2008 period, gross margin was negatively impacted by lower net selling prices were attributable to sales to a membership warehouse retailer and distributors and $125,000 in inventory reserves resulting from expiring product.  During the 2007 period, a higher portion of sales were to retailers.

Selling and Marketing Expenses

Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses decreased to $482,634 during the 2008 period from $2,348,146 in same period in 2007.  The change was attributable to reductions in personnel costs, significant reductions in promotional materials, promotional events and travel.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses decreased to $2,168,111 during the 2008 period from $5,002,858 in same period in 2007.  The change from the 2007 period was attributable to lower stock-based compensation, headcount and professional fees in the 2008 period.

Interest Expense

Interest expense decreased to $313,325 during the 2008 period from $604,524 for the comparable fiscal 2007.  The change is attributable the retirement of our previously outstanding Convertible Notes in May 2007, partially offset interest on our promissory notes issued in 2008 and interest on advances from Edon Moyal.

Change in Fair Value of Derivative Liabilities

During 2007, we recognized a net non-cash gain of $2,563,074 for the change in the fair value of the derivative liabilities.  The underlying securities were extinguished in May 2007.

Gain on the Extinguishment of Debt and Creditor Obligations

During the 2008 period, we settled outstanding accounts payable, accrued liabilities, registration rights penalties and accrued salaries to certain executive officers through the issuance of shares of our common stock and/or cash.  As a result of the settlements, we recognized a net gain of $353,834 from these settlements.

During the 2007 period, we recognized a non-cash gain on the extinguishment of our convertible notes of $3,092,266.  This non-cash gain from the extinguishment of our convertible notes represented the difference in the fair value of the derivative liabilities, carrying value of the notes, and accrued interest, less the fair value of the common stock and warrants issued to new investors.

Liquidity and Capital Resources

We are and have been since the first quarter of 2008, in the process of raising additional capital to fund our operations.  During the third quarter of 2008, we collectively issued $380,000 face value, 10% convertible promissory notes (“Promissory Note(s)”) due 18 months after the respective date of issuance.  Each Promissory Note consisted of a convertible promissory note bearing interest at a rate of 10% per annum and two shares of our restricted common stock equal to the outstanding principal balance.  Upon the closing of a debt or equity offering of $1,750,000 prior to the due date, we will be required to repay any amounts due under the Promissory Notes.

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

We currently do not have adequate capital to meet our obligations as they come due.  As a result, during 2008, we were advanced money from a company owned by Edon Moyal and from the father of Mr. Moyal to fund certain operating expenses.  Due to our lack of capital, we are in default of certain note agreements and have past due obligations with several vendors and a levy on one of our bank accounts.

We need to raise capital to fund our operations. If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

We have been, and are, actively seeking to raise additional capital.  Any proceeds raised are expected to be used for to fund operational expenses, new product development, procurement of inventory and selling expenses.  Due to the highly competitive nature of the beverage industry, our expected operating losses in the foreseeable future, and the credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.  If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern.  In such an event, we will need to enter into discussions with our creditors to settle, or otherwise seek relief from our obligations.

At December 31, 2008, our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, advances of funds from officers and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the pay down of past due accounts payable, servicing debt, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products.

At December 31, 2008, our cash and cash equivalents were $0, and we had negative working capital of $4,665,958.  During the year ended December 31, 2008, in efforts to improve our liquidity, we have issued 4.8 million shares of common stock to settle accounts payable, accrued expenses, registration rights liabilities and accrued compensation totaling $751,193.  At December 31, 2008, we had $987,000 in debt obligations of which $374,854 are in default for non-payment.

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

Cash Flows

The following table sets forth our cash flows for the year ended December 31:

	2008	2007	Change

Operating activities	$(364,961)	$(3,339,916)	$2,974,955

Investing activities	(10,684)	(112,904)	102,220

Financing activities	375,500	3,447,506	(3,072,006)

Change	$(145)	$(5,314)	$5,169

Operating Activities

Operating cash flows for the 2008 period reflects our net loss of $2,644,172, offset by changes in working capital of $1,256,803 and non-cash items (primarily consisting of stock-based compensation, accretion of debt discounts and creditor settlements) of $1,022,408.  The change in working capital is primarily related to decreases in inventory, offset by increases in accounts payable, accrued expenses and customer deposits.  The increase in accounts payable and accrued expenses are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our executive officers.  Non-cash expenses resulted from the issuance of shares of our common stock for services due to our lack of capital.

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

Investing Activities

Cash expended for the 2008 period consisted of $10,684 for trademarks.  During the same period in 2007, we spent $42,079 for capital expenditures and $70,825 for trademarks.

Financing Activities

During the 2008 period, net proceeds of $95,000 were received from the collection of an outstanding stock subscription agreement entered into in 2007.  We also issued Promissory Notes for net proceeds of $323,000 and made payments on notes totaling $42,500.

During the 2007 period, cash provided by financing activities was $3,447,506.  The increase was attributable to the sale of sale of common stock resulting in proceeds of $3,480,006, partially offset by the repayment of $32,500 in notes payable.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Who’s Your Daddy, Inc.

We have audited the accompanying balance sheets of Who’s Your Daddy, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2008 and 2007.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Who’s Your Daddy, Inc. as of December 31, 2008 and 2007, and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McKennon, Wilson & Morgan, LLP
Irvine, California
April 15, 2009

WHO’S YOUR DADDY, INC.

BALANCE SHEETS

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$—	$145
Accounts receivable, net of allowance of $60,468 and $33,243 at December 31, 2008 and 2007, respectively.	33,496	29,633
Inventories	—	454,792
Prepaid and other	37,691	30,170
Total current assets	71,187	514,740
Property and equipment, net	45,708	70,514
Tradename, net	143,711	130,976
Deposits	36,335	36,335
Total assets	$296,941	$752,565

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$833,364	$656,564
Accrued expenses	366,306	926,152
Accrued compensation - officers	803,281	559,701
Customer deposits	115,576	—
Accrued litigation	1,790,000	1,952,000
Notes payable	607,000	412,500
Advances from officers	221,618	210,525
Total current liabilities	4,737,145	4,717,442
Notes payable	232,146
Total liabilities	4,969,291	4,717,442

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, 333,333 shares issued and outstanding at December 31, 2008 and 2007, respectively.	333	333
Common stock, $0.001 par value: 100,000,000 shares authorized, 19,870,781 and 7,991,986 shares issued and outstanding at December 31, 2008 and 2007, respectively.	19,871	7,992
Stock subscription receivable	—	(95,000)
Additional paid-in capital	24,436,127	22,606,307
Accumulated deficit	(29,128,681)	(26,484,509)
Total shareholders’ deficit	(4,672,350)	(3,964,877)
Total liabilities and shareholders’ deficit	$296,941	$752,565

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

Sales	$745,050	$981,919
Cost of sales	778,586	625,033
Gross profit (loss)	(33,536)	356,886

Operating expenses:
Selling and marketing	482,634	2,348,146
General and administrative	2,168,111	5,002,258
Total operating expenses	2,650,745	7,351,004
Operating loss	(2,684,281)	(6,994,118)

Interest expense	313,325	604,524
Change in fair value of derivative liabilities	—	(2,563,074)
Gain on Extinguishment of debt and creditor obligations	(353,834)	(3,092,266)
Other, net	(400)	(10,755)
Loss before income taxes	(2,643,372)	(1,932,547)
Income taxes	(800)	(2,400)
Net loss	$(2,644,172)	$(1,934,947)

Basic and diluted net loss per share:	$(0.18)	$(0.39)

Weighted average number of common shares used in basic and diluted per share calculations:	14,500,331	4,907,589

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Stock Subscription	Common Stock to be	Aditional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Issued	Capital	Deficit	Total

Balance at December 31, 2006	$333,333	$333	$3,505,471	$3,505	$—	$—	$11,946,557	$(24,549,562)	$(12,599,167)
Issuance of common stock	—	—	2,220,922	2,221	(95,000)	—	3,572,785	—	3,480,006
Issuance of common stock for services and operating expenses	—	—	178,852	179	—	—	934,730	—	934,909
Stock compensation expense - employees	—	—	—	—	—	—	1,301,500	—	1,301,500
Stock compensation expense - consultants	—	—	—	—	—	—	77,055	—	77,055
Conversion of accounts payable and loans into common stock	—	—	893,236	893	—	—	650,775	—	651,668
Common stock and warrants issued to extinguish Convertible Notes	—	—	750,000	750	—	—	3,990,905	—	3,991,655
Issuance of common stock to repurchase inventory	—	—	443,505	444	—	—	132,000	—	132,444
Net loss	—	—	—	—	—	—	—	(1,934,947)	(1,934,947)
Balance at December 31, 2007	333,333	333	7,991,986	7,992	(95,000)	—	22,606,307	(26,484,509)	(3,964,877)
Stock compensation expense - employees	—	—	2,745,091	2,745	—	—	620,904	—	623,649
Stock issued to settle accrued employee and officer compensation	—	—	2,479,699	2,480	—	—	419,070	—	421,550
Stock issued for services and operating expenses	—	—	1,569,194	1,569	—	—	241,136	—	242,705
Stock issued for settlement of accrued registration rights penalties	—	—	1,602,989	1,603	—	—	238,845	—	240,448
Stock issued for creditor settlements	—	—	750,155	750	—	—	88,445	—	89,195
Stock subscription receivable	—	—	—	—	95,000	—	—	—	95,000
Stock issued under an investment banking agreement	—	—	380,000	380	—	—	48,534	—	48,914
Stock issued for antidilution provision	—	—	416,667	417	—	—	(417)	—	—
Stock issued for shares previously cancelled	—	—	75,000	75	—	—	(75)	—	—
Stock and warrants issued to distributors	—	—	1,100,000	1,100	—	—	68,547	—	69,647
Stock issued in connection with the issuance of convertible promissory notes	—	—	760,000	760	—	—	104,831	—	105,591
Net loss	—	—	—	—	—	—	—	(2,644,172)	(2,644,172)
Balance at December 31, 2008	333,333	$333	19,870,781	$19,871	$—	$—	$24,436,127	$(29,128,681)	$(4,672,350)

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,644,172)	$(1,934,947)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment creditor settlements	—	(3,092,266)
Change in fair value of derivative liabilities	—	(2,563,074)
Stock compensation expense	623,649	1,301,500
Common stock issued for services rendered	312,352	1,011,965
Depreciation	22,755	18,554
Amortization of intangible assets	—	26,250
Amortization of debt discount	63,652	97,195
Changes in operating assets and liabilities:
Accounts receivable	(3,863)	(4,092)
Inventories	454,792	88,456
Prepaid expenses and other assets	(7,521)	121,958
Accounts payable	265,995	851,317
Accrued expenses	21,181	1,082,872
Customer deposits	115,576	—
Accrued litigation	(22,000)	—
Due to officers	432,643	(345,604)
Net cash used in operating activities	(364,961)	(3,339,916)

Cash flows from investing activities:
Capital expenditures	—	(42,079)
Tradename	(10,684)	(70,825)
Net cash used in investing activities	(10,684)	(112,904)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	323,000	—
Payments on notes payable	(42,500)	(32,500)
Proceeds from the sale of common stock	95,000	3,480,006
Net cash provided by financing activities	375,500	3,447,506

Net decrease in cash and cash equivalents	(145)	(5,314)

Cash and cash equivalents at beginning of year	145	5,459
Cash and cash equivalents at end of year	$—	$145

Supplemental disclosure of cash flow information:
Cash paid for interest	$164,151	$337,153
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to settle creditor obligations	$329,643	$651,688
Issuance of common stock for accrued salaries	$421,550	$—
Issuance of common stock and warrants to extinguish convertible notes and warrant liabilities	$—	$3,994,655
Issuance of common stock for stock subscription receivable	$—	$95,000
Issuance of common stock to repurchase inventory	$—	$133,052

See accompanying Notes to Financial Statements.

Who’s Your Daddy, Inc.

Notes to Financial Statement

1.              Business and Management’s Plan of Operation

Business

Who’s Your Daddy, Inc. (the “Company”) manufactures (on an outsource basis), markets, sells and distributes its The King of Energy® energy drinks and energy shots centered on its trademark-protected brand, Who’s Your Daddy®.

The Company’s primary focus is to expand upon sales of its energy drinks, and is exploring opportunities for the licensing of its proprietary name, Who’s Your Daddy®, for products that can take advantage of this distinctive name, including related products such as energy bars and concentrated energy “shots.”

Management’s Plan of Operations

For the years ended December 31, 2008 and 2007, revenues declined to $745,050 from $981,919, respectively, primarily due to the lack of operating capital, resulting in reduced sales and marketing efforts including payments for slotting fees for shelf space at retail outlets.  The Company has also incurred net losses of $2,644,172 and $1,934,947 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, negative working capital which includes $1,790,000 of an accrued arbitration award for a lawsuit against the Company.

The Company’s cash requirements have been and will continue to be significant.  The Company’s operations will require cash in 2009 to fund: 1) marketing; 2) new product development, 3) expansion of its distribution network, 4) purchasing inventory; 5) administrative costs; 6) payment of past due accounts payable; and 7) other working capital needs.  Management believes the Company’s operating losses have resulted from a combination of insufficient revenues generated to support its sales and marketing efforts, new product development and administrative time and expense of being a small publicly-traded company.

Management continues to actively seek capital through various sources.  During the third quarter of 2008, the Company raised $380,000 through the issuance of convertible promissory notes.  Due to the current economic environment and the Company’s current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms.  The factors described above raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.              Basis of Presentation and Significant Accounting Policies

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Our significant estimates relate to the assessment of inventory reserves, long-lived assets and the valuation of stock options and warrants to purchase common stock.

Stock Split

On October 16, 2007, the Board of Directors of the Company approved a one for six reverse stock split of the Company’s common and preferred stock.  The effective date of the stock split was October 30, 2007.  All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.  The Company invests its cash balances through high-credit quality financial institutions.  From time to time, the Company may maintain bank account levels in excess of FDIC insurance limits.  If the financial institution in which the Company has its accounts has financial difficulties, any cash balances in excess of the FDIC limits could be at risk.

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of December 31:

	2008	2007
Percent of accounts receivable	100%	77%
Number of customers	1	2

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended December 31:

	2008	2007
Percent of sales	57%	36%
Number of customers	2	2

As a result of the Company’s concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial  position could materially  and  adversely  affect the Company’s consolidated  financial position, results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents.  The carrying amounts of cash and cash equivalents approximate their fair values.

Accounts Receivable

The Company utilizes the allowance method to provide a reserve for uncollectible accounts.  The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company’s previous loss history.  The Company records a reserve account for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The Company performs ongoing credit evaluations and continually monitors its collection of amounts due from its customers.  The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer’s current creditworthiness.  The Company does not require collateral from its customers to secure amounts due.  Reserves for uncollectible amounts are provided based on past experience and a specific analysis of its individual customers’ accounts.

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

Long-Lived Assets

The Company reviews its fixed assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset or discounted cash flows.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell.

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

Debt Issued with Common Stock

Debt issued with common stock is accounted for under the guidelines established by Accounting Principles Board (“APB”) Opinion No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants” under the direction of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” and Emerging Issues Task Force EITF 05-8 “Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features”.  The Company records the relative fair value of common stock related to the issuance of convertible debt as a debt discount or premium.  The discount or premium is subsequently amortized using the effective interest method, over the expected term of the convertible debt to interest expense.

Modifications to Convertible Debt

The Company accounts for modifications of embedded conversion features (“ECFs”) in accordance with EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments.”  EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered substantial (i.e., greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Derivative Financial Instruments

Derivative financial instruments, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g., interest rate, security price or other variable), that require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

The Company estimates the fair values of its derivative financial instruments using the Black-Scholes option valuation model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility.  Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Due to historical net losses, a valuation allowance has been established to offset the deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 (“FIN 48”).”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

Revenue Recognition

Revenue is recognized when there is pervasive evidence that an arrangement exists, products are delivered to the customer which occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer.  Revenue recognition is deferred in all instances where the earnings process is incomplete based on the criteria listed above.  As of December 31, 2008 and 2007, the Company did not have any revenues that were required to be deferred.  Management provides for sales returns and allowances in the same period as the related revenues are recognized.  Management bases their estimates on historical experience or the specific identification of an event necessitating a reserve.

In accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” slotting fees, buydowns, cooperative advertising and other reductions and incentives given by the Company to its customers are included as a reduction of revenue, rather than as a cost of goods sold.

During 2008, the Company issued warrants to purchase common stock and shares of common stock to distributors and customers.  The values ascribed to these instruments were measured at fair value and were recorded as a reduction to revenues.

Freight Costs

For the years ended December 31, 2008 and 2007, freight-out costs totaled $155,677 and $170,643, respectively, and have been included in cost of goods sold in the accompanying statements of operations.  Shipping terms are generally FOB destination and the Company does not pass freight costs to the customer.

Advertising Expenses

The Company accounts for advertising costs by expensing such amounts the first time the related advertising takes place.  Advertising expenses amounted to $111,543 and $739,355 for the years ended December 31, 2008 and 2007, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R (revised 2004), “Share-Based Payment.”  SFAS No. 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.

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

Equity Instruments Issued with Registration Rights Agreement

The Company accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5.  This accounting is consistent with FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which was issued December 21, 2006.  Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.   In connection with registration rights granted with stock issued on May 7, 2007 to retire the Company’s convertible debt and with registration rights granted to an investor in November 2005, the Company accrued $0 and $286,427 of registration rights penalties for the years ended December 31, 2008 and 2007, respectively.  In February 2008, the Company received notice from an investor in a November 2005 financing that it was exercising the registration rights penalties contained in the documentation related to that financing and that it was owed $480,897.  The Company and the investor entered into a settlement agreement that required the Company to issue 1,602,989 shares of unregistered common stock to this investor to settle this registration rights claim in full which resulted in a gain on the settlement of $240,448.  There are no liabilities for registration rights as of December 31, 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”).  This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates.  For items for which the fair value option has been elected, an entity would report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company adopted the standard as of January 1, 2008, however does not have eligible financial assets and liabilities under the guidance of this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”).  SFAS No. 141(R) expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense.  Upon the Company’s adoption of SFAS 141(R), any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination.  Rather, those changes will typically be recognized as an adjustment to income tax expense.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of this statement to have a significant impact on its current financial statements, although it is likely to have a significant effect on reporting of any acquisitions completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” (“SFAS No. 160”).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  SFAS No. 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions.  When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings.  SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years.  The Company does not expect SFAS No. 160 will have a material impact on its financial statements.

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) APB No. 14-1 (APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.  SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  The Company does not expect the adoption of SFAS No. 161 to have a significant impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  FSP 142-3 is effective for us in the fiscal year beginning January 1, 2009.  The Company is currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS will become effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a significant impact on our financial statements.

3.              Inventories

Inventories consist of the energy products as of December 31, 2008 and 2007.  At December 31, 2008, the Company inventory was fully reserved as the product was expired or near the expiration date or deemed not saleable.

4.              Property and Equipment

Property and equipment consist of the following at December 31:

	2008	2007
Furniture & fixtures	$36,308	$36,308
Computers	48,359	50,410
Software	5,235	5,235
Leasehold improvements	18,455	22,455
	108,357	114,408
Less accumulated depreciation	(62,649)	(43,894)
	$45,708	$70,514

Depreciation expense for the years ended December 31, 2008 and 2007 was $22,755 and $18,554, respectively.

5.              Tradename, net

Intangible assets consist of the Who’s Your Daddy® trade name with a life that is assumed to be perpetual, but is reviewed annually for impairment or a lessening of the estimated useful life.  At December 31, 2008, management assessed the carrying value of the trade name and believes the fair value is in excess of its carrying amount.

6.              Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2008	2007
Registration rights	—	410,977
Professional fees	72,914	140,159
Interest	115,746	86,198
Other	177,646	288,818
	$366,306	$926,152

7.              Advances from Officers

During 2008 and 2007, certain officers funded operating expenses of the Company.  The amounts outstanding are due upon demand.

8.              Convertible Promissory Notes

During 2008, the Company issued $380,000 face value, 10% convertible promissory notes (“Promissory Notes”) together with 760,000 shares of common stock.  These notes together with accrued interest are due upon the completion an offering of common stock or convertible securities of at least $1,750,000 (“Qualified Offering”) within 18 months from the date of issuance of the respective Promissory Notes (July and August 2008).  In the event the Company does not complete the Qualified Offering by January 15, 2010, the outstanding principal and accrued interest will be repaid over a 60 month period.

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

The Company paid a placement agent fee of $57,000 and issued 380,000 shares of common stock.  The Company allocated the proceeds between the Promissory Notes, the common stock issued to the holders and the offering costs based on their relative fair values which resulted in a debt discount on the date of issuance of $211,758.  The Company is amortizing the discount over the contractual term of the Promissory Notes.  The aggregate unamortized discount was $148,106 at December 31, 2008.

The Company is using the proceeds to fund its ongoing operations, further its product development and to further market and distribute products.

9.              Line of Credit

On August 31, 2006, the Company entered into a revolving line of credit for $250,000 for the production of its “The King of Energy®” drinks with an entity affiliated with its largest distributor.  During 2007, both parties agreed to increase the line of credit to $314,392.  On December 7, 2007, the Company repaid the amount outstanding of $314,392 through the issuance of 345,486 shares of common stock.  The closing price of the Company common stock on this date was $0.30.  As a result of the issuance of common stock to pay off the line of credit, the Company recognized a gain on the extinguishment of $210,746 for the year ended December 31, 2007.

10.       Debt

Vendor Note Payable

On September 27, 2006, the Company’s entered into an agreement with a legal firm to convert $395,405 of outstanding accounts payable into a promissory note.  The Company granted a first priority security interest in all of its trademarks and associated goodwill.  The agreement required the Company to pay $100,000 on or before September 30, 2007 with monthly payment of (i) $2,500 commencing November 1, 2006 through January 1, 2007, (ii) $5,000 per month commencing February 1, 2007 through April 1, 2007; (iii) $7,500 per month on May 1, 2007 through July 1, 2007; and (iv) $10,000 per month on August 1, 2007 until September 30, 2007.  In addition, $200,000 shall be paid at the closing of any financing of at least $3,500,000.  As of December 31, 2008 and 2007, the balance outstanding was $255,000.  As of December 31, 2008 and 2007, the Company was in default for non-payment.  The outstanding balance has been classified as a current liability in the accompanying balance sheet.  While the agreement does not call for interest on unpaid amounts, the Company has accrued interest expense on this note at 10% per annum.  See Note 12.  Litigation.

Exchange Agreement

On May 7, 2007, the Company entered into an agreement (“Exchange Agreement) with Around the Clock Partners, LP, Cohiba Partners Inc. (collectively “New Investors”) and the holders of $1,750,000 of the Company’s Callable Secured Convertible Notes (“Convertible Notes”), whereby the Company assigned, and the New Investors assumed, the Company’s rights and obligations under the Convertible Notes.  Concurrently, the New Investors exercised their rights and purchased the Convertible Notes together with 146,028 warrants to purchase common stock from the holders in exchange for payment of $1,000,000 and the transfer of 333,333 shares of the Company’s common stock held by the New Investors.  The New Investors concurrently exchanged the Convertible Notes and warrants with the Company for 750,000 shares of the Company’s common stock and a call option to purchase up to 333,333 shares of the Company’s common stock at a purchase price of $3.00 per share, exercisable for sixty days after the closing of the financing.  The New Investors exercised 83,333 of these warrants resulting in proceeds to the Company of $250,000.

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

Estimated fair value of underlying common stock	$4.55
Remaining life (in years)	0.98 to 2.97
Risk-free interest rate	4.68%
Expected volatility	114.1%
Dividend yield	—

11.       Commitments and Contingencies

Facility

The Company leases its office space and certain office equipment under non-cancellable operating leases.  Rent expense under these operating leases was $114,664 and $109,555, respectively, for the years ended December 31, 2008 and 2007, respectively.

Future annual minimum lease payments under non-cancellable operating leases are as follows at December 31:

2009	$113,114
2010	117,073
2011	121,170
2012	20,310
Thereafter	—
$371,667

12.       Litigation

On July 19, 2006, the Company received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motorsports Inc. seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks Motorsports Inc. $1,790,000.  This amount was taken as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, the Company filed a petition in U.S.  District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what the Company believed to be significant new evidence to have the award vacated; or (2) to allow the Company to conduct such discovery in the U.S.  District Court proceeding regarding what the Company believed to be significant new evidence to have the award vacated.  On May 27, 2008, the Court denied the Company’s petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007.  On July 16, 2008, the Company entered into an Assignment of Claims Agreement (“Assignment Agreement”) with Anga M’Hak Publishing and Edward Raabe, for the consideration of 150,000 shares of common stock and $100,000 in cash out of the proceeds of the Company’s proposed private placement.  The Company believes Anga M’Hak has a claim to offset the judgment of approximately $1,500,000 against Sacks Motorsports.  As part of the Assignment Agreement, Anga and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies.  In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in the Company’s pursuit of these claims.  The Company believes their affidavits will indicate that Sacks Motorsports, Inc. perpetrated fraud by not having the authority to enter into the contract, which wrongfully created the judgment in favor of Sacks Motorsports, Inc.  The Company expects to file a motion with the appropriate California court to validate this assignment and offset any remaining obligation.

On May 8, 2007, the Company was served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against the Company, Edon Moyal and Dan Fleyshman under a contract allegedly calling for the payment of $288,000 in cash plus stock in the Company’s subsidiary, Who’s Your Daddy, Inc., a California corporation, and a certain percentage of the revenues of that subsidiary.  On February 1, 2008, the Company entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which the Company agreed to pay to the plaintiffs the sum of $252,000 under a payment schedule detailed therein.  As security for the settlement payment, defendants Fleyshman and Moyal together pledged 319,294 shares of common stock in the Company owned and held by them.  The Company is currently in default on its Settlement Agreement.

On March 19, 2008, a complaint was filed against the Company by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,278.72 for unpaid shipping charges.  The Company is currently attempting to settle this matter.

On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which the Company was granted an exclusive license to use its marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who the Company granted sublicense to for use of the marks on clothing.  The Company has not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  The Company settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through a loan by an officer.  The first payment of $10,000 dollars is due April 30, 2009 and $10,000 is due every 60 days until they receive and additional $100,000.

On July 30, 2008 the Company entered into a Compromise and Settlement Agreement and Mutual Release with Straub Distributing, L.L.C., a California Limited Liability Corporation.  The Company paid $7,500 on July 30, 2008 and was required to make three payments of $7,250 every sixty days until Straub received a total sum of $22,000.  As part of the Settlement Agreement if any of the payments were late by more than fifteen days, then Straub Distributing Company would file a judgment in the amount of $40,000 against the Company plus attorney fees, costs and expenses to enforce the judgment.  As part of the Settlement Agreement, the judgment would be reduced by the amount payments received.  The Company made the initial payment of  $7,500 plus one payment of $7,200.  The judgment was filed on January 2, 2009.

On March 3, 2009 the Company received a judgment from WorldWide Express.  The Company was paying $1,200 per month against the original judgment of $18,781.42.  The Company had paid 10,948.90 and the remaining amount owed is $9,085.75.

13.       Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2008	2007

Pretax loss
Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Modification of stock options	—	-14.4%
Extinguishment of debt	—	84.4%
Derivative liabilities	—	-40.1%
Registration rights penalties	—	-5.1%
Amortization of debt discount	-1.0%	-1.8%
Non-deductible entertainment	-0.1%	-0.3%
Temporary differences:
Change in valuation allowance	-38.8%	-62.5%
Total provision	0.0%	0.0%

The major components of the deferred taxes are as follows at December 31:

	Asset (Liability)
	2008	2007
Current:
Reserves and accruals	$1,057,296	$1,160,433
Noncurrent:
Net operating losses	7,020,355	6,021,648
Stock compensation	498,662	377,921
Valuation allowance	(8,576,313)	(7,560,002)
Net deferred tax asset	$—	$—

At December 31, 2008, the Company had available $13,384,260 in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure.  Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes.  For Federal income tax purposes, the net operating losses begin to expire in 2027.  The Company has relied on the issuance of common stock to fund certain operating expenses.  The Company may have experienced a change in ownership as defined in Section 382 of the Internal Revenue Code.  In the event the Company experienced a change in ownership, net operating loss carryforwards for federal income tax reporting will be limited based on the fair value of the Company on the date of change in ownership.  Such change is expected to provide benefit to the Company only upon the attainment of profitability.

During the years ended December 31, 2008 and 2007, the Company’s valuation allowance increased by approximately $1,016,311and $3,600,000, respectively.

14.       Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock of which 333,333 shares are issued and outstanding at December 31, 2008 and 2007.  These shares are owned by Edon Moyal and Dan Fleyshman, officers of the Company.  The shares are not convertible into common stock and have no preference rights, however, each share is entitled to four votes on a common stock basis.  The Certificate of Designation related to these shares has not been filed with the State of Nevada and these preferred shares will not have voting power until this filing is accomplished.

15.       Common Stock

Sales of Common Stock

During 2007, the Company sold 2,220,922 shares of common stock for cash proceeds and advances made on behalf of the Company of $3,572,785.  Included in this amount are 120,259 shares of common stock issued in exchange for $95,000 which was received subsequent to December 31, 2007.  The proceeds were received during the year ended December 31, 2008.

Issuance of Common Stock to Officers and Employees

During 2008, the Company issued 2,479,699 shares of common stock to certain executive officers and employees for settlement of salaries accrued during 2007 through May 2008 totaling $348,719.  The fair market value of the common stock issued was $404,549, based on the closing stock price on the date of settlement which resulted in additional stock-based compensation of $72,830.

Issuance of Common Stock to Consultants and Advisors

During 2008 and 2007, the Company issued 1,569,194 and 178,852 shares of common stock to consultants with aggregate fair values of $242,705 and $934,909, respectively.  The fair value of the shares was determined based on the closing stock price at each reporting period.  The shares were earned on their respective vesting dates.  Such amounts were included in General and Administrative expenses in the accompanying statements of operations.

Issuance of Common Stock for Settlement of Obligations

During 2008 and 2007, the Company issued 750,155 and 893,236 shares of common stock, respectively to settle creditor obligations including accounts payable, accrued expense and registration rights obligations.  For the year ended December 31, 2008 and 2007, the aggregate fair value of the common stock for the settlement of accounts payable, accrued expense and registration rights obligations was $329,643 and $1,095,309, respectively.  The fair value of the shares for each period was based on the closing stock price on the date of issuance.

Issuance of Common Stock Warrants to Consultants

Since the Company’s inception, it has issued warrants to purchase common stock to certain consultants, service providers and distributors.  The following is a summary of the stock warrant activity.

	Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2006	738,843	$9.35
Granted	284,167	1.48
Exercised	—	—
Cancelled	—	—
Warrants outstanding, December 31, 2007	1,023,010	$7.16
Granted	—	—
Exercised	—	—
Cancelled	—	—
Warrants outstanding, December 31, 2008	1,023,010	$7.16

The assumptions used to value warrants granted are as follows for the years ended December 31:

	2008	2007
Weighted Average:
Fair value	$—	$0.08
Exercise price	$—	$7.16
Risk-free rate	—	3.5%
Life (in years)	—	3.1
Expected volatility	—	142%
Dividend yield	—	0%

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average remaining life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.00 - $6.00	250,000	3.94	$0.75	250,000	$0.75
$6.00 - $12.00	773,010	2.06	9.24	773,010	9.24
	1,023,010			1,023,010

For the years ended December 31, 2008 and 2007, the Company recorded $87,011 and $77,055, respectively in stock-based compensation for these stock warrants.  As of December 31, 2008, there is no future stock-based compensation expense to be recorded for these outstanding warrants to purchase common stock.

Issuance of Common Stock Options to Employees

Since the Company’s inception, it has issued options to purchase common stock to certain employees and officers.  The following is a summary of the stock option activity.

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding, December 31, 2006	1,215,333	$9.10
Granted	283,333	9.00
Exercised	—	—
Cancelled	(87,500)	9.00
Options outstanding, December 31, 2007	1,411,167	$9.09
Granted	—	—
Exercised	—	—
Cancelled	(250,000)	9.60
Options outstanding, December 31, 2008	1,161,167	$9.00

The assumptions used to value stock options granted are as follows for the years ended December 31:

	2008	2007
Weighted Average:
Fair value	$—	$3.38
Exercise price	$—	$9.00
Risk-free rate	—	4.50%
Life (in years)	—	4.0
Expected volatility	—	113%
Dividend yield	—	0%

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Average remaining life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$6.00 - $12.00	1,161,167	1.44	9.00	1,098,667	9.19

For the years ended December 31, 2008 and 2007, the Company recorded $221,507 and $1,301,500, respectively in stock-based compensation for these stock options.  As of December 31, 2008, there is no future stock-based compensation expense to be recorded for these outstanding stock options.

On June 29, 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company’s common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares.  Up to 833,333 shares of the Company’s common stock, subject to adjustment in the event of stock splits and other similar events, may be issued pursuant to awards granted under the 2007 Plan.  The 2007 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.  As of December 31, 2008, no stock option grants have been made under the 2007 Plan.

16.       Related Party Transactions

During 2006, the Company entered into consulting agreements with two family members of an officer of the Company, to provide accounting, financial and systems design services.  Under the terms of these agreements, the Company was committed to pay an aggregate of $11,000 monthly to these parties.  The Company believes the level of compensation is comparable to those of unrelated third parties.  These agreements were terminated in 2007.  The amounts earned by these parties were $0 and $9,000 for the years ended December 31, 2008 and 2007, respectively.

During 2008, an officer loaned the Company $245,000 in various tranches which was needed to pay certain operating expenses.  During 2008, the Company repaid $263,396 together with interest of $50,500.  As of December 31, 2008, the balance due to the officer was $32,604 which has been classified as “Advances from Officers” in the accompanying balance sheet.

During 2008, the Company borrowed $30,000 from the father of Edon Moyal which was needed to pay certain operating expenses.  This amount together with interest of $5,000 was repaid during 2008.

17.       Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the determination of reportable business segments (i.e., the management approach).  This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure.  The Company operates in one business segment: the sale of energy drinks.

Revenues are derived from customers located within the United States.  These customers may distribute the Company’s products to their customers located outside of the United States.

Long-lived assets consist of property and equipment and intangible assets located within the United States.

18.       Subsequent Events

On March 10, 2009, the Company issued 50,000 shares of common stock for an investor relation campaign.

On February 26, 2009, the Company and Edon Moyal entered into a conditional settlement and satisfaction of judgment with Who’s Ya Daddy, Inc. of $148,000 plus interest and collection costs whereby both the Company and Mr. Moyal agreed to pay a total of $125,000.  The Company and Mr. Moyal are required to repay $75,000 in 2009 and $25,000 in 2010.  In March 2009, the Company made a payment of $25,000 pursuant to a payment schedule.  Who’s Ya Daddy also received a levy on one of the Company’s bank accounts.

On February 5, 2009, the Company issued 1,000,000 shares of common stock, in lieu of cash to Ramon DeSage for marketing service of the Company’s energy shot to certain gaming properties.  The marketing services to be performed are expected to include a television commercial and into certain geographic territories.  The shares were fully earned on the date of issuance without any recourse for marketing bench marks.

On January 26, 2009, the Company agreed to issue 1,000,000 shares of common stock to Leigh Steinberg Sports & Entertainment LLC for representation, marketing, branding and licensing services.  The shares vest ratably over a twelve month period.  In addition, the Company will pay a monthly fee of $7,500 for these services.

ITEM 9                            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 25, 2008, we accepted the resignation of Baum & Company, PA (“Baum”) as our independent auditors.

On February 25, 2008, we appointed and engaged the services of McKennon, Wilson & Morgan LLP (“MWM”) as our independent auditors.  MWM is a registered public accounting firm with the Public Company Accounting Oversight Board and members of the American Institute of Certified Public Accountants.  During the two most recent fiscal years and the interim period preceding the engagement of MWM, we had not consulted with MWM regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.  The decision to accept the appointment of MWM as replacement auditors for Baum was approved by the Board on February 25, 2008.

The report of Baum with respect to our financial statements for the years ended December 31, 2006 and 2005, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph relative to substantial doubt about our ability to continue as a going concern.  Since appointment as our independent auditors through the date of this report, there were no disagreements between us Baum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baum would have caused Baum to make reference to the subject matter of the disagreements in connection with its report on our financial statements for such years through the date of this letter.

ITEM 9A                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including the Certifying Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and

15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2008 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

In light of the material weaknesses described below, our management, including the Certifying Officer, performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The management has identified the following five material weaknesses which have caused the management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1.             We have not documented our internal controls.  We were required to provide written documentation of key internal controls and assess the effectiveness of our internal controls over financial reporting beginning with our fiscal year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.             We did not have adequate internal controls with respect to recording and reconciling salary accruals and advances to/from related parties.  It was determined that certain advances were not properly recorded.  Management will implement a process to record and reconcile such amounts in connection with the preparation of its financial statements.

To address these material weaknesses, our management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our documentation, evaluation and testing of internal controls, we plan to engage a third-party firm to assist us in remedying these material weaknesses.

To further remediate the material weaknesses, we now require written documentation for all related-party transactions and a review by all personnel responsible for financial reporting, prior to filing our periodic reports under the Securities Exchange Act of 1934.

ITEM 9A(T)   CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B                   OTHER INFORMATION

On April 13, 2009, Edon Moyal resigned from all positions as an officer and director with us, but continues to be an employee.  Michael R. Dunn, our Chief Executive Officer and Chief Financial Officer, filled the vacancy of Corporate Secretary created by the resignation of Mr. Moyal.

PART III

ITEM 10                     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Michael R. Dunn	57	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Derek Jones	71	Director

Michael R. Dunn, our Chief Executive Officer, Chief Financial Officer, and member of our Board of Directors, joined us on May 28, 2008.  From December 1995 and continuing through the present, Mr. Dunn is the Chief Executive Officer of Bankers Integration Group, Inc., an e-commerce company serving the automotive finance and insurance industry.  Bankers Integration Group, Inc. filed for Chapter 11 bankruptcy protection in 2008 and the assets of this company were sold as part of that proceeding.  Mr. Dunn spends two to three hours a week working for Bankers Integration Group, Inc. in connection with the sale of its assets.  Mr. Dunn also served as Chairman and Chief Executive Officer of Mountaineer Gaming, a Russell 2000 gaming and entertainment company, as well as being the owner, manager, or director of various businesses, both large and small.  Mr. Dunn attended La Crosse State University, Wisconsin, in business and has extensive training in business management and leadership.

Derek Jones was appointed to our Board of Directors on April 26, 2005.  Mr. Jones is a consultant and telecommunications analyst.  Since 2003, he has served as a Director of Native American Studies and Fund Raising Division of the Rio Grande Foundation, a New Mexico free market research and educational organization dedicated to the study of public policy.  Along with his background in Business Administration, Mr. Jones brings to us his knowledge and 35 years experience in the area of corporate development and finance as well as his background in the areas of International Finance and business affairs.

Compliance with Section 16(a)of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, since December 31, 2007, the following delinquencies occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Edon Moyal, former Secretary, Vice President of Marketing & Branding, Director	0	2	Form 4, Form 5
Derek Jones, Director	0	3	Form 4, Form 5
Dan Fleyshman, 10% Shareholder	0	1	Form 4, Form 5
Ramon Desage, 10% Shareholder	1	1	-0-

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer.  Our Code of Ethics was an exhibit to our Annual Report on Form 10-k for the fiscal year ended December 31, 2006 and filed with the SEC on April 16, 2007.

ITEM 11.                  EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the “named executive officers”) for our last two fiscal years.  There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael R. Dunn, CEO, CFO	2008	(1)	$105,000	$-0-	$-0-	$-0-	$-0-	$-0-	$105,000
Edon Moyal, Secretary, Exec. V.P.	2008	(2)	$177,500	$-0-	$-0-	$-0-	$-0-	$-0-	$177,500
	2007		$216,000	$-0-	$-0-	$-0-	$-0-	$-0-	$216,000
Dan Fleyshman, President	2008	(3)	$90,000	$-0-	$-0-	$-0-	$-0-	$-0-	$90,000
	2007		$216,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
John F. Moynahan, CFO	2008	(4)	$66,226	$-0-	$-0-	$-0-	$-0-	$-0-	$66,226
	2007		$133,000	$-0-	$-0-	$250,000	$-0-	$-0-	$383,000

(1)  Joined us May 28, 2008.

(2)  Resigned as an officer and director on April 13, 2009, but continues to be an employee.

(3)  Resigned May 28, 2008.

(4)  Resigned November 21, 2008.

Employment Agreements

In connection with Mr. Dunn’s appointment as Chief Executive Officer, we entered into an employment agreement with Mr. Dunn.  The employment agreement is effective May 28, 2008 for a term of two years (the “Initial Term”). Unless sooner terminated pursuant to the terms thereof, Mr. Dunn’s employment will automatically renew for additional one year terms (each, a “Renewal Term”).  Mr. Dunn will receive an annual salary of $180,000 per year, which shall be increased by 5% on January 1st of each year.  The agreement contains a provision that if we fail to make any regularly scheduled payment of salary to Mr. Dunn within 15 days of its due date, we shall issue, in lieu of such payment and subject to applicable securities laws, shares of our common stock with a value of 150% of the salary owing to Mr. Dunn, such shares valued at the price per share in the last reported trade of our common stock.  Mr. Dunn has indicated that he will waive this provision.  Mr. Dunn also was granted 2,000,000 shares of common stock, vesting immediately and subject to a lock-up provision that prohibits Mr. Dunn from selling, transferring or otherwise encumbering the shares until the earlier of 12 months or an aggregate capital raise of at least $3,000,000 on a pro rata basis.  Mr. Dunn also is entitled to additional benefits commensurate with the position of Chief Executive Officer, including paid vacation, a car allowance, reimbursement of reasonable and necessary business expenses incurred in the performance of his duties and eligibility to participate in employee benefit plans.

If we terminate Mr. Dunn’s employment for any reason other than just cause, Mr. Dunn will be entitled to payment of his annual salary, as in effect on the date of his termination, through the Initial Term or any applicable Renewal Term.  The employment agreement also contains customary non-disclosure/non-solicitation and non-competition provisions.

Director Compensation

In general, our directors are not compensated for their services, but are entitled for reimbursement of expenses incurred in attending board of directors meetings.

During 2008, Derek Jones was issued 37,500 shares of common stock. The fair value of these shares was $4,501.

Grants of Plan Based Awards

There were no grants of plan-based awards during our last fiscal year.

ITEM 12                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the stock ownership as of the date of this Report, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company’s common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 20,903,883 shares of common stock outstanding.

	Common Stock			Preferred Stock
Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership		Percent Ownership of Class(2)	Amount and Nature of Beneficial Ownership		Percent Ownership of Class
Michael R. Dunn, CEO, CFO, Secretary, and Director	2,000,000		9.6%	-0-		0%
Derek Jones, Director	22,500		*	-0-		0%
All executive officers and directors as a group (two persons)	3,999,376		19.2%	166,667	(4)	50.0%
Edon Moyal	2,165,210	(3)	10.3%	166,667	(4)	50.0
Ramon Desage 3494 E. Sunset Road Las Vegas, NV 89120	2,100,000		10.0%	-0-		0%
Dan Fleyshman 1683 Coolidge Street, Unit C San Diego, CA 92111	1,329,793	(3)	6.3%	166,667		50.0%

*Less than 1%.

ITEM 13                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14                     PRINCIPAL ACCOUNTING FEES AND SERVICES

McKennon, Wilson & Morgan LLP and Baum & Company, PA (the “Independent Auditors”) were our independent auditors and examined our financial statements for the years ended December 31, 2008 and 2007, respectively.  The Independent Auditors performed the services listed below and were as paid the aggregate fees listed below for the years ended December 31, 2008 and 2007.

(1)  C/o our address, 5840 El Camino Real, Suite 108, Carlsbad, CA  92008, unless otherwise noted.

(2)   Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)  Includes 166,667 options to purchase shares of common stock at $1.00 per share expiring March 31, 2010; 5,000 options to purchase shares of common stock at $2.00 per share expiring December 28, 2011; and 16,667 options to purchase shares of common stock at $9.00 expiring April 30, 2012.

(4)  These preferred shares are not convertible into common stock and have no preference rights, however, each share of preferred stock is entitled to four votes on a common stock basis.

Audit Fees

The Independent Auditors were paid aggregate fees of approximately $81,141 for the fiscal year ended December 31, 2008 and approximately $56,000 for the fiscal year ended December 31, 2007 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these periods.

Audit Related Fees

The Independent Auditors were not paid additional fees for either the year ended December 31, 2008 or the fiscal year ended December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The Independent Auditors were not paid fees for the year ended December 31, 2008 or the fiscal year ended December 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

The Independent Auditors were not paid any other fees for professional services during the year ended December 31, 2008 or the fiscal year ended December 31, 2007.

ITEM 15                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005(1)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001(2)
3.2	Amended and Restated Bylaws, dated December 4, 2001(2)
10.1	Registration Rights Agreement, dated May 7, 2007(3)
10.2	Securities Purchase Agreement, dated May 7, 2007(3)
10.3	Amendment to Registration Rights Agreement, dated June 22, 2007(4)
10.4	Amendment to Securities Purchase Agreement, dated May 7, 2007(4)
10.5	2007 Equity Incentive Plan, dated June 7, 2007(5)
10.6	Settlement Agreement with Shearson Foundation, European American Investments, October Funds, Cohiba Partners, Strong Partners, and Rancho Malibu, dated November 13, 2007(6)
10.7	Settlement Agreement with King of Energy West, dated December 7, 2007(6)
10.8	Settlement Agreement with Fuskandrakis LLC, dated December 7, 2007(6)
10.9	Assignment of Rights Agreement with Anga M’Hak Publishing and Edward

(1)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.

(2)  Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.

(3)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 14, 2007.

(4)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 28, 2007.

(5)  Incorporated by reference from our Definitive Schedule 14A filed with the Commission on June 22, 2007.

(6)  Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on May 12, 2008.

Raabe, dated July 16, 2008(7)
10.10	Consulting Agreement with BSW & Associates, dated September 16, 2008(8)
10.11	Consulting Agreement with Net Vertex New York Inc., dated October 23, 2008
10.12	Separation Agreement and General Release with John F. Moynahan, dated November 21, 2008
10.13	Master Distributor Agreement with Beryt Promotion, LLC, dated November 21, 2008
10.14	Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC, dated January 26, 2009(9)
14.1	Code of Ethics(10)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(7)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 23, 2008.

(8)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 16, 2008.

(9)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 29, 2009.

(10)  Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHO’S YOUR DADDY, INC.

DATED: April 15, 2009	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)