Form 10-Q
period 2009-03-31
Whos Your Daddy Inc
filed 2009-05-20
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

As of May 15, 2009, there were 20,920,781 shares of our common stock issued and outstanding.

WHO’S YOUR DADDY, INC.
FORM 10-Q
MARCH 31, 2009

INDEX

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

WHO’S YOUR DADDY, INC.
BALANCE SHEETS
	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance of $60,468 and $60,468 at March 31, 2009 and December 31, 2008, respectively.	36,032	33,496
Inventories	1,348	-
Prepaid and other	2,403	37,691
Total current assets	39,783	71,187
Property and equipment, net	40,807	45,708
Intangible assets, net	143,711	143,711
Deposits and other	36,335	36,335
Total assets	$260,636	$296,941

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$860,167	$833,364
Accrued expenses	1,208,193	1,285,163
Accrued litigation	1,790,000	1,790,000
Notes payable	667,000	607,000
Due to officers	345,378	221,618
Total current liabilities	4,870,738	4,737,145
Notes payable	307,146	232,146
Total liabilities	5,177,884	4,969,291

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, 333,333 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	333	333
Common stock, $0.001 par value: 100,000,000 shares authorized, 20,920,781 and 19,870,781 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	20,921	19,871
Additional paid-in capital	24,530,867	24,436,127
Accumulated deficit	(29,469,369)	(29,128,681)
Total shareholders’ deficit	(4,917,248)	(4,672,350)
Total liabilities and shareholders’ deficit	$260,636	$296,941

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Sales	$160,420	$102,823
Cost of sales	93,239	74,287
Gross profit	67,181	28,536

Operating expenses:
Selling and marketing	119,174	81,689
General and administrative	239,338	491,320
Total operating expenses	358,512	573,009
Operating loss	(291,331)	(544,473)

Interest expense	48,957	84,422
Interest income	-	(2,061)
Change in fair value of derivative liabilities	-	-
Gain on extinguishment of debt	-	(288,217)
Other, net	400	(3,200)
Loss before income taxes	(340,688)	(335,417)
Income taxes	-	-
Net loss	$(340,688)	$(335,417)

Basic and diluted net loss per share:	$(0.02)	$(0.04)
Weighted average number of common shares used in per share calculations:
Basic and diluted	20,497,722	8,929,093

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(340,688)	$(335,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment creditor settlements	-	(288,217)
Common stock issued for services rendered	95,790
Stock compensation expense	-	114,353
Depreciation	4,901	6,741
Amortization of debt discount	35,000	-
Changes in operating assets and liabilities:
Accounts receivable	(2,536)	(31,467)
Inventories	(1,348)	74,287
Prepaid expenses and other assets	35,288	24,566
Accounts payable	26,803	120,971
Accrued expenses	48,030	303,375
Accrued litigation	-	(22,000)
Due to officers and related parties	98,760	(11,953)
Net cash used in operating activities	-	(44,761)

Cash flows from investing activities:
Trademarks	-	(9,599)
Net cash used in investing activities	-	(9,599)

Cash flows from financing activities:
Proceeds from the sale of common stock and stock subscription receivable	-	55,985
Net cash provided by financing activities	-	55,985
Net increase (decrease) in cash and cash equivalents	-	1,625
Cash and cash equivalents at beginning of period	-	145
Cash and cash equivalents at end of period	$-	$1,770

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$74,110
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to settle creditor obligations	$-	$302,643
Issuance of common stock for services	$95,790	$-

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

1.	Business

Business
Who’s Your Daddy, Inc. (the “Company”) manufactures (on an outsource basis), markets, sells and distributes its The King of Energy® energy drinks and energy shots centered on its trademark-protected brand, Who’s Your Daddy®.

The Company’s primary focus is to expand upon sales of its energy drinks and concentrated energy “shots”, and it is exploring opportunities for the licensing of its proprietary name, Who’s Your Daddy®, for products that can take advantage of this distinctive name, including related products such as energy bars.

Management’s Plan of Operations
For the years ended December 31, 2008 and 2007, revenues declined to $745,050 from $981,919, respectively, primarily due to the lack of operating capital, resulting in reduced sales and marketing efforts, including payments for slotting fees for shelf space at retail outlets.  The Company has also incurred net losses of $2,644,172 and $1,934,947 for the years ended December 31, 2008 and 2007, respectively.  For the three months ended March 31, 2009, revenues were $160,420 and the Company experienced a net loss of $340,688.  As of March 31, 2009, there was negative working capital of more than $4.8 million including $1.8 million of an accrued arbitration award for a lawsuit against the Company.

The Company’s cash requirements have been and will continue to be significant.  The Company’s operations will require cash in 2009 to fund: 1) marketing, 2) new product development, 3) expansion of its distribution network, 4) purchasing inventory, 5) administrative costs, 6) payment of past due accounts payable, and 7) other working capital needs.  Management believes the Company’s operating losses have resulted from a combination of insufficient revenues generated to support its sales and marketing efforts, new product development and administrative time and expense of being a small publicly-traded company.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Company’s Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company’s financial position, results of operation and cash flows.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive “in-the-money” securities outstanding for the three months ended Mardh 31, 2009 and 2008.

Recent Accounting Pronouncements
In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) APB No. 14-1 (APB 14-1), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  FSP APB 14-1 was effective on January 1, 2009.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The adoption of EITF 07-5 had no material impact on our financial statements.

3.	Accrued Expenses

Accrued expenses consisted of the following at:
	March 31,	December 31,
	2009	2008
Compensation, tax and benefits	$931,660	$803,281
Customer deposits	227	115,576
Professional fees	82,914	72,914
Interest	125,746	115,746
Other	67,646	177,646
	$1,208,193	$1,285,163

4.	Convertible Promissory Notes
In 2008, the Company issued $380,000 face value, 10% convertible promissory notes (“Promissory Notes”).  In connection therewith, the Company recorded a discount on the date of issuance of $211,758 for certain costs associated with the debt.  The Company is amortizing the discount over the contractual term of the Promissory Notes.  During the three months ended March 31, 2009 the Company recognized $35,000 in interest charges for the accretion of the unamortized discount.  The aggregate unamortized discount at March 31, 2009 was $112,854.

5.	Related Parties

As described in Note 1, the Company has limited capital resources and liquidity.  As a result, an officer of the Company and one of its major shareholders have advanced funds to the Company in order for it to meet its cash payment obligations.  At March 31, 2009 the Company owes a total of $169,683 to these two individuals for these advances.

6.	Litigation

On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which the Company was granted an exclusive license to use its marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who the Company granted sublicense to for use of the marks on clothing.  The Company has not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  The Company settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by an officer.  The first payment of $10,000 dollars is due April 30, 2009 and $10,000 is due every 60 days until the remaining $100,000 balance is paid.

On March 3, 2009 the Company received a judgment from WorldWide Express.  The Company was paying $1,200 per month against the original judgment of $18,781.  The Company had paid $10,949 and the remaining amount owed is $9,086.

7.	Common Stock

Issuances of Common Stock during the Three Months Ended March 31, 2009
On January 26, 2009 the Company entered into a Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC (“LSSE”) under which LSSE will provide various marketing services.  See Note 8.  As partial consideration the Company agreed to issue up to 1,000,000 shares of its Common Stock to LSSE, which will vest ratably over a 12-month period as services are rendered.  The Company is currently waiting for instructions from LSSE as to how to issue the vested shares.  During the three months ended March 31, 2009, the Company has recorded stock-based marketing expense of $13,290, based on the average market price for the applicable periods, in connection with the vesting of these shares as required under EITF 96-18 (see Note 2).

On February 6, 2009 the Company issued 1,000,000 shares of its Common Stock to a major distributor of its products.  The shares were issued as payment for marketing and promotion costs for the Company’s energy shot product to certain gaming properties, costs which the Company was unable to pay because of its limited resources.  The shares were fully earned on the date of issuance without any recourse for marketing bench marks.  During the three months ended March 31, 2009 the Company recorded stock-based marketing expense of $80,000, based on the market price on the date of issuance, in connection with the issuance of these shares.

On March 26, 2009 the Company issued 50,000 shares of its Common Stock to an Investor Relations firm for services performed.  During the three months ended March 31, 2009 the Company recorded stock-based investor relations expense of $2,500, based on the market price on the date of issuance, in connection with the issuance of these shares.

8.	Marketing & Representation Agreement

On January 26, 2009 the Company entered into a Marketing & Representation Agreement with LSSE whereby LSSE will provide marketing, public relations and merchandising services to the Company.  The Company intends to tap LSSE’s vast network of client companies and athletes for marketing, promotion, sponsorship and other exposure-increasing opportunities that it hopes will greatly broaden the reach and visibility of its products and significantly increase sales.

Under the Agreement, which has a term of 12 months, the Company has agreed to pay LSSE a monthly fee of $7,500 beginning April 1, 2009 in addition to a $7,500 fee paid on execution of the Agreement.  In addition, the Company has agreed to issue to LSSE up to 1,000,000 shares of its Common Stock – see Note 7.

9.	Subsequent Event

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

Fish’s motion for summary judgment, which was heard on April 17, 2009, was granted.  While the motion has not yet been formally entered, it appears that the amount will be $265,000, plus costs of approximately $9,000.

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

One of our most exciting products is the “energy shot,” which is a concentrated two ounce energy drink, designed to provide a zero calorie, sugar free, rapid and lasting energy boost which enhances muscle strength and endurance. One of the important ingredients in the energy shot is L-Arginine.  Arginine in an amino acid and is essential for optimum growth and in the regulation of protein metabolism. It is well established that Arginine facilitates the release of growth hormone (HGH), stimulates the pancreas for insulin production, and is a component in the hormone vasopressin produced by the pituitary gland. HGH-release by means of Arginine may offer benefits in the treatment of injuries, as well as strengthening the immune system, building lean muscle, and burning fat.  Arginine is also required by the body to carry out the synthesis of nitric oxide, a compound that, working through cGMP, relaxes blood vessels and allows more blood to flow through arteries. It has been hypothesized that taking extra Arginine will increase nitric oxide levels and increase blood flow.  The energy shot was made available to the retail and wholesale market in mid-November 2008.

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

Through one of his companies, Cadeau Express, Mr. DeSage caters to hotels and casinos which roll out the red carpet for selective guests and high-end gamblers.  Cadeau Express stocks over 14,000 different items, including a full line of jewelry, crystal, watches, writing instruments, fragrances, electronics, promotional items, leather goods, and fashion accessories.  Mr. DeSage has the expertise to provide guidance for effective ways to promote special events or develop an incentive or premium give-away program to enhance our business goals.

On January 26, 2009, we entered into a Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC, a Nevada limited liability company (“LSSE”).  The agreement with LSSE includes marketing, public relations, and merchandising services, including introductions, negotiations, and support for our products.  For over 35 years, Leigh Steinberg has pioneered the sports management industry, setting the standard for excellence in athlete representation.  He has represented the first pick of the first round of the NFL draft a record-breaking eight times and 60 overall first round NFL picks.  Leigh’s unrivaled history of negotiating record-setting contracts and tireless dedication to charitable activities are the cornerstones of his business.  Among many others, Leigh has represented Hall of Famers, Steve Young, Troy Aikman and Thurman Thomas, heavyweight champion Lenox Lewis and Major League Baseball stars such as Will Clark, Shawn Green and Orlando “El Duque” Hernandez, all of who have worked with Leigh as a part of their contracts to donate a combined amount of more than $250 million for various charitable causes.  On April 6, 2009, LSSE and Who’s Your Daddy, Inc. announced an endorsement deal with undefeated heavyweight boxing contender, Chris Arreola.  Our announcement was days before Arreola’s April 11, 2009 boxing match against heavyweight veteran, Jameel McCline, at the Mandalay Bay Hotel & Casino in Las Vegas.  Under the terms of the agreement, Arreola wore our brand logo on his trunks during the fight and would also promote our products through the use of his likeness on our website.

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

Our exciting and new two-ounce “energy shot” will typically be sold at point of purchase in convenience and grocery stores. With the introduction of this product, we believe we will be able to attract a new category of distributors who service the candy, tobacco and other ancillary items in convenience stores across the country. We expect to be able to sell directly to large regional and national retail chains in areas where we do not have distributors. Some of the major benefits of the product include reduced shipping fees, warehouse fees, and increased product longevity. The profit margin on the energy shot is substantial and offers the retailer three to four times the profit than sales from candy. We believe the product can also open additional distributing opportunities if we achieve sales levels that meet the expectation of the retailer. The ability to sell the energy shot at the cash register will significantly enhance the potential for sale of our product line in the energy drink section of the store.

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Sales
Our sales consist of energy drink products sold to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During the first quarter of 2009, we generated $160,420 from the net sales of our products, compared to $102,823 for the comparable period in 2008.  In the first quarters of 2009 and 2008 we paid $0 and $42,998 in promotion allowances and $0 and $24,506 in slotting fees, respectively, both of which were recorded as reductions of sales.  In 2009 the majority of our sales consisted of our new energy shot product while 2008 sales were mostly our energy drink product.

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

Our gross profit for the first quarter of 2009 was $67,181, compared to $28,536 for the comparable period in 2008 and the gross margin for the 2009 period was 42%, compared to 28% for the comparable quarter of 2008.  The increase in gross margin was primarily attributable to impact of the promotion allowances and slotting fees paid in the first quarter of 2008 on that periods gross margin.

Selling and Marketing Expenses
Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the first quarter of 2009 were $119,174, compared to $81,689 for the comparable period in 2008.  The 2009 period included $93,290 in costs for stock-based marketing expense relating to common shares issued or issuable to a major distributor and to LSSE.  See Note 6 to the financial statements.  Additionally, in 2009 there was a reduction in expenses for promotional materials, promotional events and a reduction in headcount resulting from cash constraints compared to the 2008 period.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the first quarter of 2009 were $239,338, compared to $491,320 for the comparable period in 2008. The changes in these expenses were mainly the result of an overall reduction in headcount and a reduction of stock-based compensation.

Interest Expense
Interest expense during the first quarter of 2009 consisted of cash-based and non-cash based interest on our convertible promissory notes and other debt instruments.  Interest expense during the 2008 period consisted of cash-based interest and registration rights penalties.

Interest expense during the first quarter of 2009 was $48,957, compared to $84,422 during the comparable period in 2008. The 2009 period includes $35,000 in non-cash interest expense on our convertible promissory notes while the 2008 period includes $69,919 in registration rights penalties.

Gain on the Extinguishment of Debt and Accounts Payable
In the first quarter of 2008, we entered into settlement agreements with certain vendors to pay their outstanding balances through the issuance of common stock or reduced cash payments.  As a result of the settlements, we recognized a net gain of $288,217 from these settlements.  There have been no such settlements during the first quarter of 2009.

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

At March 31, 2009, our principal sources of liquidity consists of cash generated from product sales, advances of funds from officers and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the pay down of past due accounts payable, servicing debt, the funding of operating losses until we achieve profitability, and expenditures for general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products.

At March 31, 2009, our cash and cash equivalents were $0, and we had negative working capital of $4,830,955.  During the three months ended March 31, 2009, because of a lack of capital, we have issued 1,050,000 shares of common stock and are obligated to issue 166,667 common shares in payment for services investor relations and for marketing, promoting and merchandising our product.  The value of the services and shares was $93,290.  At March 31, 2009, we had $974,146 in debt obligations, of which $457,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	Three Months Ended March 31,
	2009	2008	Change

Operating activities	$-	$(44,761)	$44,761
Investing activities	-	(9,599)	9,599
Financing activities	-	55,985	(55,985)
Change	$-	$1,625	$(1,625)

Operating Activities
Operating cash flows for the three months ended March 31, 2009 reflect our net loss of $340,688, offset by changes in working capital of $204,997 and non-cash items (depreciation, creditor settlements and stock-based compensation) of $135,681. The change in working capital is primarily related to increases in accounts payable and accrued expenses offset by a decrease in customer deposits.  The increase in accounts payable and accrued expenses are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our executive officers.

Investing Activities
There was no cash used in investing activities for the three months ended March 31, 2009.  During the same period in 2008, we spent $9,599 for trademarks.

Financing Activities
There was no cash used in investing activities for the three months ended March 31, 2009.  During the comparable period in 2008, we received proceeds for the sale of common stock and common stock subscriptions totaling $55,985.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Certifying Officer has identified the following three material weaknesses which have caused the Certifying Officer to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We have not documented our internal controls.  We were required to provide written documentation of key internal controls and assess the effectiveness of our internal controls over financial reporting beginning with our fiscal year ending December 31, 2008.  The Certifying Officer evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and have concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.
However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  The Certifying Officer evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We had a significant number of audit adjustments for the last three fiscal years. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  The Certifying Officer evaluated the impact of our significant number of audit adjustments last year and have concluded that the control deficiency that resulted represented a material weakness.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Fish’s motion for summary judgment, which was heard on April 17, 2009, was granted.  While the motion has not yet been formally entered, it appears that the amount will be $265,000, plus costs of approximately $9,000.

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

On May 11, 2009, we accepted the resignation of McKennon, Wilson & Morgan LLP (the “Former Auditors”) as our independent auditors, in connection with the reorganization of the Former Auditors in which certain of its audit partners resigned and have joined DBB McKennon (“DBBM”).  The Former Auditors, who had been our auditor since February 25, 2008, resigned as our independent auditors effective May 11, 2009.

The Former Auditors’ audit report on our financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Auditors’ report on our financial statements for each of the past two fiscal years included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

During the fiscal years ended December 31, 2008 and 2007 and the subsequent interim periods until the change, (a) there were no disagreements between us and the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditors, would have caused the Former Auditors to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)( v) of Regulation S-K have occurred.

We have provided the Former Auditors with a copy of the disclosures in this report prior to its filing with the Securities and Exchange Commission (the “SEC”) and requested that the Former Auditors furnish it with a letter addressed to the SEC stating whether the Former Auditors agree with the above statements and if not, stating the respects in which it does not agree.  A copy of such letter, dated May 18, 2009, is filed as Exhibit 16.1 hereto.

Effective May 11, 2009, we appointed DBBM as our new independent auditors.  DBBM is located at 881 Dover Drive, Suite 120, Newport Beach, California 92663.

During the two most recent fiscal years and the interim period preceding the engagement of DBBM, we had not consulted with DBBM regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 6.	EXHIBITS
16.1	Letter on change in certifying accountant from McKennon, Wilson & Morgan LLP, dated May 18, 2009.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Dated: May 18, 2009
/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)