Form 10-Q/A
period 2009-03-31
Whos Your Daddy Inc
filed 2009-08-03
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

WHO’S YOUR DADDY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) attempted to evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Because there was no written documentation of our disclosure controls and procedures at the time, the Certifying Officer was unable to complete an evaluation and therefore could not conclude whether the disclosure controls and procedures were effective or ineffective as of March 31, 2009.  The Company has since documented in writing its disclosure controls and procedures and has evaluated such controls and procedures as of the end of the period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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