Form 10-K/A
period 2008-12-31
Whos Your Daddy Inc
filed 2009-08-14
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
AMENDMENT NO. 1

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

THIS AMENDMENT NO. 1 TO THE COMPANY’S REPORT ON FORM 10-K FOR THE FISCAL YEAR END DECEMBER 31, 2008 AMENDS PART II, ITEM 9A REGARDING CONTROLS AND PROCEEDURES.  WE HAVE ALSO MADE CHANGES TO THE PRINCIPAL FINANCIAL OFFICER CERTIFICATION AND ADDED A CONSENT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, BOTH WHICH ARE EXHIBITS TO THIS REPORT.

BELOW ARE THE AMENDED SECTIONS IN THEIR ENTIRETY.

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

Our management attempted to assess the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Because there was no written documentation of our internal controls and procedures at the time, the Certifying Officer was unable to complete an evaluation and therefore could not conclude whether the internal controls and procedures were effective or ineffective as of December 31, 2008.  The Company has since documented in writing its internal controls and procedures and has evaluated such controls and procedures as of the end of the period covered by this report.  Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

There were no changes to our internal control over financial reporting during the fourth quarter of the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15                        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005(1)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001(2)
3.2	Amended and Restated Bylaws, dated December 4, 2001(2)
10.1	Registration Rights Agreement, dated May 7, 2007(3)
10.2	Securities Purchase Agreement, dated May 7, 2007(3)
10.3	Amendment to Registration Rights Agreement, dated June 22, 2007(4)
10.4	Amendment to Securities Purchase Agreement, dated May 7, 2007(4)
10.5	2007 Equity Incentive Plan, dated June 7, 2007(5)
10.6	Settlement Agreement with Shearson Foundation, European American Investments, October Funds, Cohiba Partners, Strong Partners, and Rancho Malibu, dated November 13, 2007(6)
10.7	Settlement Agreement with King of Energy West, dated December 7, 2007(6)
10.8 10.9	Settlement Agreement with Fuskandrakis LLC, dated December 7, 2007(6) Assignment of Rights Agreement with Anga M’Hak Publishing and Edward Raabe, dated July 16, 2008(7)

10.10	Consulting Agreement with BSW & Associates, dated September 16, 2008(8)
10.11	Consulting Agreement with Net Vertex New York Inc., dated October 23, 2008
10.12	Separation Agreement and General Release with John F. Moynahan, dated November 21, 2008
10.13	Master Distributor Agreement with Beryt Promotion, LLC, dated November 21, 2008
10.14	Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC, dated January 26, 2009(9)
14.1 23.1	Code of Ethics(10) Consent of McKennon, Wilson & Morgan LLP, dated August 14, 2009
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

WHO’S YOUR DADDY, INC.

DATED: August 10, 2009	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)