Form 10-Q
period 2009-06-30
Whos Your Daddy Inc
filed 2009-08-19
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

WHO’S YOUR DADDY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

26381 Crown Valley Parkway, Suite 230, Mission Viejo, CA 92691
(Address of principal executive offices)

(949) 582-5933
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

As of August 19, 2009, there were 22,860,781 shares of our common stock issued and outstanding.

WHO’S YOUR DADDY, INC.
FORM 10-Q
JUNE 30, 2009

INDEX

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

WHO’S YOUR DADDY, INC.
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $60,468 at June 30, 2009 and December 31, 2008, respectively.	24,699	33,496
Inventories	1,331	—
Prepaid and other	—	37,691
Total current assets	26,030	71,187
Property and equipment, net	4,637	45,708
Tradename, net	143,711	143,711
Deposits	—	36,335
Total assets	$174,378	$296,941

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$894,160	$833,364
Accrued expenses	290,011	366,306
Accrued compensation - officers	1,033,963	803,281
Customer deposits	227	115,576
Accrued litigation	1,790,000	1,790,000
Notes payable	1,027,900	607,000
Advances from officers and shareholders	513,063	221,618
Total current liabilities	5,549,324	4,737,145
Notes payable	—	232,146
Total liabilities	5,549,324	4,969,291

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, 333,333 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	333	333
Common stock, $0.001 par value: 100,000,000 shares authorized, 20,960,781 and 19,870,781 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	20,961	19,871
Stock subscription receivable	—	—
Additional paid-in capital	24,543,408	24,436,127
Accumulated deficit	(29,939,648)	(29,128,681)
Total shareholders’ deficit	(5,374,946)	(4,672,350)
Total liabilities and shareholders’ deficit	$174,378	$296,941

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$—	$131,473	$160,420	$234,296
Cost of sales	—	91,521	93,239	165,808
Gross profit (loss)	—	39,952	67,181	68,488

Operating expenses:
Selling and marketing	54,077	136,843	173,251	218,532
General and administrative	223,434	945,784	462,772	1,437,104
Loss on relocation of office	156,014	—	156,014	—
Total operating expenses	433,525	1,082,627	792,037	1,655,636
Operating loss	(433,525)	(1,042,675)	(724,856)	(1,587,148)

Interest expense	36,355	82,057	85,312	166,479
Change in fair value of derivative liabilities	—	—	—	(2,061)
Gain on extinguishment of debt and creditor obligations	—	9,634	—	(278,583)
Other, net	400	2,000	800	(1,200)
Loss before income taxes	(470,280)	(1,136,366)	(810,968)	(1,471,783)
Income taxes	—	—	—	—
Net loss	$(470,280)	$(1,136,366)	$(810,968)	$(1,471,783)

Basic and diluted net loss per share:	$(0.02)	$(0.09)	$(0.04)	$(0.14)

Weighted average number of common shares used in basic and diluted per share calculations:	21,206,574	12,548,787	20,852,527	10,774,843

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(810,968)	$(1,471,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment creditor settlements	—	(278,583)
Stock compensation expense	—	687,103
Common stock issued for services rendered	106,553	—
Depreciation	12,088	11,431
Loss on relocation of office	156,014	—
Amortization of debt discount	70,572	—
Changes in operating assets and liabilities:
Accounts receivable	8,797	(45,716)
Inventories	(1,331)	152,358
Prepaid expenses and other assets	74,026	(48,689)
Accounts payable	60,796	176,764
Accrued expenses	151,269	494,690
Customer deposits	(115,349)	304,643
Accrued litigation	—	(22,000)
Advances from officers	267,533	(10,764)
Net cash used in operating activities	(20,000)	(50,546)

Cash flows from investing activities:
Tradename	—	(9,599)
Net cash used in investing activities	—	(9,599)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	20,000	—
Payments on notes payable	—	(35,000)
Proceeds from the sale of common stock	—	95,000
Net cash provided by financing activities	20,000	60,000

Net decrease in cash and cash equivalents	—	(145)
Cash and cash equivalents at beginning of period	—	145
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,741	$145,855
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to settle creditor obligations	$—	$302,643
Issuance of common stock for accrued salaries	$—	$421,550
Issuance of common stock and warrants to extinguish convertible notes and warrant liabilities	$—	$3,994,655
Issuance of common stock for stock subscription receivable	$—	$95,000
Issuance of common stock to repurchase inventory	$—	$133,052

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

1.	Business

Business
Who’s Your Daddy, Inc. (the “Company”) manufactures (on an outsource basis), markets, sells and distributes its The King of Energy® energy shots and energy drinks centered on its trademark-protected brand, Who’s Your Daddy®.  The Company has temporarily suspended its sales activity to focus on a new marketing strategy which will principally emphasize its energy shot products.

The Company’s focal point of future sales will be its energy shot products, primarily through a new internet marketing campaign expected to be rolled-out during the third quarter of 2009.  The Company is also exploring opportunities for the licensing of its proprietary brand, Who’s Your Daddy®, for products that can take advantage of this distinctive name, including related products such as energy bars.

Management’s Plan of Operations
For the years ended December 31, 2008 and 2007, revenues declined to $745,050 from $981,919, respectively, primarily due to the lack of operating capital, resulting in reduced sales and marketing efforts, including payments for slotting fees for shelf space at retail outlets.  The Company has also incurred net losses of $2,644,172 and $1,934,947 for the years ended December 31, 2008 and 2007, respectively.  For the six months ended June 30, 2009, revenues were $160,420 (zero in the second quarter) and the Company experienced a net loss of $810,968.  As of June 30, 2009, there was negative working capital of more than $5.5 million including an accrual of $1.8 million for an arbitration award resulting from a lawsuit against the Company.

Management believes the Company’s operating losses have resulted from a combination of insufficient revenues generated to support its sales and marketing efforts, new product development and administrative time and expense of being a small publicly-traded company.  The Company is finalizing a new internet-based marketing plan for its energy shot products which it plans to roll-out in the third quarter of this year.  We believe this marketing approach will allow us to reach a far greater number of customers than currently possible using traditional distribution networks at significantly reduced costs for marketing, shipping, and product placement than we are currently experiencing.  The Company has also decided to limit the sales of its energy drink products to those situations where marketing, shipping and product placement costs are minimal.

Cash required to implement the internet marketing plan will be significant and we have been in discussions with a number of interested investors.  The investors are requiring that investment dollars be used to 1) build the website, 2) produce inventory, 3) provide for call and fulfillment centers, 4) develop a merchant account for customer credit card use, 5) develop internet leads, and 6) pay basic business expenses including those necessary to keep the Company’s government filings current.  In addition, the Company will pursue additional funding to be used to settle existing debt at 10 to 15 cents on the dollar.  The Company is currently investigating ways of meeting the requirements of interested investors including licensing our Tradename to a new company which would own the marketing website, creating an attorney trust account to hold investment dollars to be used only for specific purposes, or some other type of arrangement that will allow for invested monies to be spent in accordance with the wishes of the investors.

Management continues to actively seek capital through various sources.  Due to the current economic environment and the Company’s current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms.  The factors described above raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Company’s Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company’s financial position, results of operation and cash flows.  The results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive “in-the-money” securities outstanding for the three and six months ended June 30, 2009 and 2008.

Recent Accounting Pronouncements
In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) APB No. 14-1 (APB 14-1), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  FSP APB 14-1 was effective on January 1, 2009.  The adoption of APB 14-1 had no material impact on our financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 , which is effective for interim and annual periods ending after June 15, 2009, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS No. 165 did not have a material impact on its financial position, results of operations or liquidity.

3.	Accrued Expenses

Accrued expenses consisted of the following at:
	June 30,	December 31,
	2009	2008
Compensation, tax and benefits	$1,033,963	$803,281
Customer deposits	227	115,576
Estimated future office lease expense	93,118	—
Professional fees	13,500	72,914
Interest	125,746	115,746
Other	57,647	177,646
	$1,324,201	$1,285,163

4.	Convertible Promissory Notes

In the May 2009, the Company issued a $20,000 face value, 10% convertible promissory note (“2009 Promissory Note”) together with 40,000 shares of its common stock.  The note together with accrued interest is due 12 months from the date of issuance.  The outstanding principal and interest are convertible into shares of unregistered common stock at a conversion price equal to 80% of the volume weighted average price for the last 30 trading days preceding conversion but in no event shall the conversion price be less than $0.25 per share or greater than $1.00 per share.  The market price of the common stock on the date of issuance of the Promissory Notes was less than the conversion price.  The Company allocated the proceeds between the Promissory Note and the common stock issued to the holders based on their relative fair values which resulted in a debt discount on the date of issuance of $1,818.

In 2008, the Company issued $380,000 face value, 10% convertible promissory notes (“2008 Promissory Notes”).  In connection therewith, the Company recorded a discount on the date of issuance of $211,758 for certain costs associated with the debt.

The Company is amortizing the discount of the 2009 Promissory Note and 2008 Promissory Notes over their contractual terms.  During the three and six months ended June 30, 2009 the Company recognized $35,572 and $70,572, respectively, in interest charges for the accretion of the unamortized discounts.  The aggregate unamortized discount at June 30, 2009 was $79,100.

5.	Related Parties

As described in Note 1, the Company has limited capital resources and liquidity.  As a result, an officer of the Company and one of its major shareholders each has advanced funds to the Company in order for it to meet its cash payment obligations.  At June 30, 2009 the Company owes a total of $274,391 to these two individuals for these advances, which is included in the accompanying balance sheet under advances to officers and stockholders.

6.	Loss on Relocation of Office

In May 2009 the Company moved its office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California.  Because our Carlsbad lease runs through March 2012 and is still in force, we calculated our future minimum rent expenditures, adjusted for an estimate of the landlord’s future cash receipts from sublease, and accordingly have recorded a loss relating to this lease of $128,118 in the three-month period ended June 30, 2009.  Additionally in the same period, we recorded a loss on disposal of property and equipment related to the move of $27,896, bringing the total loss resulting from the relocation of our office to $156,014.

7.	Litigation

On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which the Company was granted an exclusive license to use its marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who the Company granted sublicense to for use of the marks on clothing.  The Company has not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  The Company settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by an officer.  The first payment of $10,000 dollars was due April 30, 2009, with $10,000 due every 60 days until the remaining $100,000 balance is paid.  The Company has not made any additional payments and is in default of the most recent settlement agreement.  As such, Daddy may elect to declare the recent settlement agreement null and void and resume its pursuit of the amount due under the original settlement agreement, but the Company has not yet been notified that Daddy has chosen to do so.

On or about May 16, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against the Company in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s provision of legal services on our behalf in the approximate amount of $255,000.  We asserted that the settlement agreement is void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish’s motion for summary judgment, which was heard on April 17, 2009, was granted.

8.	Common Stock

Issuances of Common Stock during the Six Months Ended June 30, 2009
On January 26, 2009 the Company entered into a Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC (“LSSE”) under which LSSE will provide various marketing services.  See Note 9.  As partial consideration the Company agreed to issue up to 1,000,000 shares of its Common Stock to LSSE, which will vest ratably over a 12-month period as services are rendered.  The Company is currently waiting for instructions from LSSE as to how to issue the vested shares.  During the three and six months ended June 30, 2009, the Company has recorded stock-based marketing expense of $10,763 and $24,053, respectively, based on the average market price for the applicable periods, in connection with the vesting of these shares as required under EITF 96-18.

On February 6, 2009 the Company issued 1,000,000 shares of its Common Stock to a major distributor of its products.  The shares were issued as payment for marketing and promotion costs for the Company’s energy shot product to certain gaming properties, costs which the Company was unable to pay because of its limited resources.  The shares were fully earned on the date of issuance without any recourse for marketing bench marks.  During the six months ended March 31, 2009 the Company recorded stock-based marketing expense of $80,000, based on the market price on the date of issuance, in connection with the issuance of these shares.

On March 26, 2009 the Company issued 50,000 shares of its Common Stock to an Investor Relations firm for services performed.  During the six months ended March 31, 2009 the Company recorded stock-based  compensation for investor relations totaling $2,500, based on the market price on the date of issuance.

9.	Marketing & Representation Agreement

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

Under the Agreement, which has a term of 12 months, the Company has agreed to pay LSSE a monthly fee of $7,500 beginning April 1, 2009 in addition to a $7,500 fee paid on execution of the Agreement.  In addition, the Company has agreed to issue to LSSE up to 1,000,000 shares of its Common Stock – see Note 8.

10.	Subsequent Events

Marketing & Representation Agreement
On July 28, 2009 the Company entered into a Marketing & Representation Agreement with Sam Maywood M.D., who has extensive experience in understanding the use and benefits of herbal products and their associated marketing, whereby Dr. Maywood will provide services in the areas of product development, strategic marketing, product support and strategic introductions.  Under the Agreement, which has a term of 12 months, Dr. Maywood will receive 1,400,000 shares of our common stock, vested as of the date of the Agreement.  In addition, on July 29, 2009 the Company issued a $50,000 face value, 12% convertible promissory note to Dr. Maywood, together with 100,000 shares of its common stock, based on an investment he made.  The promissory note has the same terms and conditions as the 2009 Promissory Note discussed in Note 4.

Master Distributor Negotiations
On July 3, 2009 the Company negotiated an arrangement with Mr. Ramon Desage, Principal and major shareholder of Beryt Promotion, LLC, our distributor headquartered in Las Vegas, whereby Beryt would become the worldwide distributor for our products, would arrange for the financing of product production, would provide a merchant account for customer credit card use, and would assist with introductions to potential investors.  The Company already has a Master Distributor Agreement with Beryt dated November 21, 2008 under which Berty is acting as our distributor with a territory consisting of “any and all properties, events or venues, anywhere in the world, where gambling/gaming is conducted.”  The existing Agreement is for a period of one year, and is subject to automatic one-year renewals unless terminated by either party at least 30 days prior to expiration.

Prior to formalizing the negotiated arrangement, Beryt asked the Company to issue 500,000 of its common shares to several of Beryt’s employees, with the understanding that the shares would be returned for cancellation if the agreement could not be completed.  The Company issued the shares July 8, 2009.

Unfortunately, the Company and Beryt were not able to formalize an agreement and Beryt has agreed to return the 500,000 shares.

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

DESCRIPTION OF BUSINESS

The business strategy behind our King of Energy™ energy shot and drink products focuses on maintaining the edge, energy and humor behind our brand, while continuing to build brand awareness and recognition. Our target market includes young adults who seek alternatives to bad tasting energy shots and drinks, coffee, and other stimulants. As part of our strategy, we have developed products and events that appeal to this group, and we continue to assess opportunities to expand our product lines and distribution worldwide. Our King of Energy™ energy products are designed to be positioned within mass-market retail outlets, offering high-quality, cutting-edge products with eye-catching packaging.  In addition, we will be implementing in the near future a strategy to offer our energy shot products over the internet.

Current Energy Shot Product
One of our most exciting products is the “Who’s Your Daddy® Sport Energy Shot”, which is a concentrated two ounce energy drink, designed to provide a zero calorie, sugar free, rapid and lasting energy boost which enhances muscle strength and endurance. One of the important ingredients in the energy shot is L-Arginine.  Arginine is an amino acid and is essential for optimum growth and in the regulation of protein metabolism. It is well established that Arginine facilitates the release of growth hormone (HGH), stimulates the pancreas for insulin production, and is a component in the hormone vasopressin produced by the pituitary gland. HGH-release by means of Arginine may offer benefits in the treatment of injuries, as well as strengthening the immune system, building lean muscle, and burning fat.  Arginine is also required by the body to carry out the synthesis of nitric oxide, a compound that, working through cGMP, relaxes blood vessels and allows more blood to flow through arteries. It has been hypothesized that taking extra Arginine will increase nitric oxide levels and increase blood flow.  The energy shot was made available to the retail and wholesale market in mid-November 2008.

New Energy Shot Product
The new energy shot “Who’s Your Daddy® Lean Energy with Resveratrol” will contain some of the most exiting supplements of this generation. These ingredients have been selected to enhance muscle strength and endurance, and promote cardiovascular health.  As in our current “Who’s Your Daddy® Sports Energy Shot”, the Weight-Loss Shot will feature L-Arginine. Next the shot will also contain Resveratrol.  A substance found in grapes, Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to alter age related decline.  Last, the Weight-loss shot will feature Green Tea catechin (ECGC), 5 HTP, and Pyruvate. These ingredients have good safety profiles and have solid support as weight-loss aides.  Unlike other energy shots that promise only a caffeine rush, the Weight-loss Energy Shot goes above and beyond to carefully add natural energy boosters including Ginseng & Guarana, as well as Vitamins B3, B4, B6, and B12.  In summation, this exciting Weight-loss Shot will truly position Who’s Your Daddy as the King of Energy.  Note that this new energy shot was specifically designed to allow us to seek the approval of the National Football League and Major League Baseball for use by their athletes upon receiving adequate funding.

Current Energy Drink Product
Our King of Energy™ energy drink comes in two flavors and four distinct formulas. We have Regular and Sugar-Free versions of our unique cranberry-pineapple flavor, which we started shipping in the third quarter of 2005, as well as Regular and Sugar-Free versions of our Green Tea flavor. We introduced our Regular Green Tea beverage in July 2006, and ours was one of the first Green Tea beverages for the energy drink market. In February 2007, we began shipping our Sugar-Free Green Tea flavored beverage. For this product, we have targeted women and the more mature generation who are interested in the anti-oxidants, cleansing, and weight loss features of Green Tea. This expands the scope of retailers who can carry our products, since many Green Tea retailers do not carry energy drinks.

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

BUSINESS PLAN

On January 26, 2009, we entered into a Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC, a Nevada limited liability company (“LSSE”).  LSSE has extensive experience in the areas of representation, marketing, branding, licensing and furthering business transactions and relationships. The agreement with LSSE includes marketing, public relations, and merchandising services, including introductions, negotiations, and support for our products.  For over 35 years, Leigh Steinberg has pioneered the sports management industry, setting the standard for excellence in athlete representation.  He has represented the first pick of the first round of the NFL draft a record-breaking eight times and 60 overall first round NFL picks.  Leigh’s unrivaled history of negotiating record-setting contracts and tireless dedication to charitable activities are the cornerstones of his business.  Among many others, Leigh has represented Hall of Famers, Steve Young, Troy Aikman and Thurman Thomas, heavyweight champion Lennox Lewis and Major League Baseball stars such as Will Clark, Shawn Green and Orlando “El Duque” Hernandez, all of who have worked with Leigh as a part of their contracts to donate a combined amount of more than $250 million for various charitable causes. Leigh's commitment and devotion to the industry enthused Hollywood movie executives to use him as the real-life inspiration behind the hit movie “Jerry Maguire”. Additionally, Leigh was the technical consultant to director Cameron Crow. Leigh's longstanding experience and unrivaled reputation built the foundation for him to write best-selling book "Winning with Integrity." His nonathletic accolade includes presidential commendations from President's Ronald Reagan, Bill Clinton and George Bush Sr., and has been named Man of the Year by several leading organizations.

Internet Marketing Plan
Through our association with LSSE, the Company has created a plan to directly market its energy shot products to consumers over the internet using super affiliates with marketing relationships developed by LSSE and the Company’s management.  We initially see two primary appeals for our product. One appeal is towards women 40-55 years of age who are concerned with physical appearance including anti-aging and weight-loss. This target group also has the means and inclination to spend upwards of $50 for our product every month.  The demand for anti-aging products is huge online.  There are over 1,000,000 “anti-aging” keyword searches every month just in the USA. The top competitors in this niche include: http://www.rezmelts.com, http://www.pureresv.com/index.php, https://multitrimdiet.product2web.com/offer/multitrim/?ai_sid=2453&ai_sid_key=0bfcc5p5tm, http://www.freevitalresv100mg.com ,and http://www.idolwhite.com.

The second appeal is towards weekend warriors and wannabe athletes who require quick energy.  Some key competitors for the weekend warrior are; https://www.secure.bulletspeedtrial.com, http://frs.com, and http://zizzazz.com.

We anticipate that it will take over several hundred iterations of websites carrying the offer and appeal for maximum penetration. We will test and modify the two primary appeals as described above. So in total, there could be hundreds of additional iterations of websites built to perfect our offer and appeal.

Through our new planned designed internet marketing website, LSSE, with its sports representation connections, will be able to bring nationally recognizable sport figures to help lead the development and implementation of the proposed marketing rollout to the consumer marketplace.  Their well-know athletes will work with our medical expert, Dr. Rand Scott, a board certified anesthesiologist and pain management specialist. Dr. Scott is a former player and physician for Penn State’s football team and a graduate of Penn State. He is on the board of PriCara Pharmaceutical, a Johnson & Johnson Company and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.  We are confident these relationships will greatly enhance the WYD image and provide even greater brand awareness which we think will lead to substantial increased sales through the internet.  We expect this strategy will be the most cost efficient way to build brand recognition with the least amount of capital.

The online marketing blueprint, which will begin with the new diet energy shot “Who’s Your Daddy Lean Energy with Resveratrol”, will use testing and scientific marketing methodologies to determine the best offer and appeal for the product.  This will be accomplished by creating multiple offers and multiple appeals by sending paid traffic to the various landing pages. The traffic we send will result in conversions to sales and or some predetermined free trial offer.  Once we know the offer and appeal with the best click-through-rate (CTR) and conversion, we will refine that offer and do further testing to improve our metrics. Once we are satisfied with our offer and appeal, we will insert our offer into a cost-per-action (CPA) network.  In essence, CPA networks broker leads for a fixed cost. The CPA network will run a limited test to determine conversions within the network. If we are satisfied with front end conversions and re-bill rates, we will do a full release to the other affiliates in the CPA network. In order to be successful, we need to see re-bill rates above 50%.

Retail Marketing
On November 21, 2008, we entered into a Master Distributor Agreement (the “Distributor Agreement”) with Beryt Promotion, LLC, a Nevada limited liability company ( “Beryt”).  The Distributor Agreement, which has a term of one year, provides that, in exchange for Beryt acting as the exclusive distributor of our products, with the right to sub-distribute, we shall: (1) sell our products to Beryt at a discount to the retail price; and (2) issue to Beryt 100,000 shares of our common stock.  Subsequently, we issued an additional 1,000,000 shares of common stock to Ramon Desage, owner of Beryt, for marketing and promotional expenses in December 2008 and another 1,000,000 shares of common stock in February 2009.  Our intent with this Distributor Agreement was to test the marketability of our Who’s Your Daddy® Sport Energy shot in a large market, as a precursor to marketing the product on a national scale.  The Sport Energy shot is currently being sold in Caesars Palace, Flamingo Hotel, Paris Las Vegas, Bally’s Hotel, Rio Hotel, Harrah’s Hotel, Imperial Palace, Bill’s Gambling Hall, Luxor, Excalibur, Circus Circus, Monte Carlo, Mandalay Bay, New York New York, Stratosphere, Planet Hollywood Venetian Hotel, LAX Night Club, Dick’s Last Resort, Coyote Ugly, Pure Night Club and Prive Night Club.  Additionally, Mr. Desage has been able to market the product to almost every gift shop and hotel in Las Vegas while paying almost all of the marketing costs, due to our limited cash resources.  We have learned by evaluating our rollout of the energy shot in the Las Vegas market, that entrenched high quality relationships, such as Ramon Desage’s contacts, are key to obtaining high visibility in a new retail marketplace.

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

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Sales
Our sales consist of energy shot and energy drink products sold to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During the second quarter of 2009, we had no sales compared to $131,473 for the comparable period in 2008 as we concentrated on developing a new shot product and an internet marketing program, both of which we expect to roll-out in the third quarter.  Our 2008 sales were mainly energy drinks and we paid $32,019 in promotion allowances during this period which were recorded as reductions of sales.

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

We had no gross profit during the second quarter of 2009 compared to $39,952 for the comparable period in 2008 and the gross margin for the 2008 period was 30% and was mainly related to energy drink products.

Selling and Marketing Expenses
Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the second quarter of 2009 were $54,077, compared to $136,843 for the comparable period in 2008.  During the 2008 period we were more aggressively pursuing sales and had higher costs for salaries and commissions ($21,000), stock based incentives ($32,000), and travel and entertainment ($12,000).  Additionally, in 2009 there was a reduction in headcount resulting from cash constraints compared to the 2008 period.  As we roll-out our new shot product and marketing plan in the third quarter, we expect our selling and marketing expenses will increase.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the second quarter of 2009 were $223,434, compared to $945,784 for the comparable period in 2008. The 2008 period included a charge of $545,000 for common stock and common stock options issued to employees while the 2009 period has no such charge.  In addition, the 2009 period expenses for professional fees (including legal and accounting) and personnel were significantly lower than for the 2008 period.

Interest Expense
Interest expense during the second quarter of 2009 consisted of mainly of interest on the convertible promissory notes.  Interest expense during the 2008 period consisted primarily of cash-based interest on loans and advances either repaid or reclassified during later periods.

Interest expense during the second quarter of 2009 was $36,355, compared to $82,057 during the comparable period in 2008. The 2009 period includes $35,572 in non-cash interest expense on our convertible promissory notes while the 2008 period’s interest consist primarily of cash-based interest on loans and advances either repaid or reclassified during later periods.

Gain on the Extinguishment of Debt and Accounts Payable
In the second quarter of 2008, we entered into adjusted the amount of a previous settlement with a former employee and recorded a loss of $9,634.  There have been no such transactions during the second quarter of 2009.

Loss on Relocation of Office
In the second quarter of 2009 we moved our office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California.  The loss recorded represents $93,118 of estimated future net rent expense for the Carlsbad office lease and $27,896 for loss on disposal of property and equipment related to the move.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Sales
During the first six months of 2009, we generated $160,420 from the net sales of our products, compared to $234,296 for the comparable period in 2008.  In the first half of 2009 and 2008 we paid $0 and $76,156 in promotion allowances and $0 and $28,024 in slotting fees, respectively, both of which were recorded as reductions of sales.  In 2009 the majority of our sales consisted of our new energy shot product while 2008 sales were mostly our energy drink product.

Gross Profit
Our gross profit for the first six months of 2009 was $67,181, compared to $68,488 for the comparable period in 2008 and the gross margin for the 2009 period was 42%, compared to 29% for the comparable quarter of 2008.  The increase in gross margin was primarily attributable to impact of the promotion allowances and slotting fees paid in the first quarter of 2008 on that periods gross margin.

Selling and Marketing Expenses
Selling and marketing expenses for the first half of 2009 were $173,251, compared to $218,532 for the comparable period in 2008.  The 2009 period included $104,053 in costs for stock-based marketing expense relating to common shares issued or issuable to a major distributor and to LSSE and $30,000 in fees paid or payable to LSSE (see Note 7 to the financial statements) versus stock-based marketing expense in the prior year of $40,785.  More than offsetting the higher 2009 costs were major reductions in expenses for salaries and commission ($65,000), samples and promotional materials ($42,000), and travel and entertainment ($28,000).

General and Administrative Expenses
General and administrative expenses for the first six months of 2009 were $462,772, compared to $1,437,104 for the comparable period in 2008. The 2008 period included a charge of $659,000 for common stock and common stock options issued to employees while the 2009 period has no such charge.  Other major reductions in expenses from 2008 levels were for compensation and benefits due to a headcount reduction ($183,000) and professional fees including legal and accounting ($87,000).

Interest Expense
Interest expense during the first half of 2009 was $85,312, compared to $166,479 during the comparable period in 2008. The 2009 period includes $70,572 in non-cash interest expense on our convertible promissory notes while the 2008 period’s interest consists primarily of cash-based interest on loans and advances either repaid or reclassified during later periods and $69,919 in registration rights penalties.

Gain on the Extinguishment of Debt and Accounts Payable
In the six months of 2008, we entered into settlement agreements with certain vendors to pay their outstanding balances through the issuance of common stock or reduced cash payments.  As a result of the settlements, we recognized a net gain of $278,583 from these settlements.  There have been no such settlements during the first six months of 2009.

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

We are and have been since the first quarter of 2008, in the process of conducting a “best-efforts” private offering of our common stock or convertible securities for a proposed minimum of $3,500,000 (the “Proposed Private Placement”).  During the third quarter of 2008, we collectively issued $380,000 face value, 10% convertible promissory notes (“2008 Promissory Note”) due 18 months after the respective date of issuance.  Each 2008 Promissory Note consisted of a convertible promissory note bearing interest at a rate of 10% per annum and two shares of our restricted common stock per face value dollar of the notes.  Upon the closing of a debt or equity offering of $1,750,000 prior to the due date, we are required to repay any amounts due under the 2008 Promissory Notes.

The 2008 Promissory Notes and any accrued interest thereon are convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the volume weighted average price (“VWAP”) for 30 trading days preceding the earlier of (i) closing of at least $3 million in gross proceeds of the Proposed Private Placement, or (ii) 12 months from the date of issuance.  The conversion price is subject to a floor of $0.50 per share and a ceiling of $0.75 per share.  If we do not complete the Proposed Private Placement by January 15, 2010, we will be required to make equal monthly payments of principal and interest over a 60 month period.

During the second quarter of 2009, we issued a $20,000 face value, 10% convertible promissory note due 12 months after the date of issuance (May 2009).  In connection with this promissory note we also issued two shares of our restricted common stock per face value dollar of the note.  This promissory note and any accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the VWAP for the last 30 trading days preceding conversion but in no event shall the conversion price be less than $0.25 per share or greater than $1.00 per share.

Due to our lack of capital, we are in default of certain note agreements and past due with many vendors.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

We have been, and are, actively seeking to raise additional capital through private contacts.  Any proceeds raised are expected to be used for building the new website, producing inventory, providing for call and fulfillment centers, developing a merchant account for customer credit card use, developing internet leads, and paying basic business expenses including those necessary to keep the Company’s government filings current.  Due to the highly competitive nature of the beverage industry, our expected operating losses in the foreseeable future, and the credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.  If we cannot obtain such financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

At June 30, 2009, our principal sources of liquidity consist of cash generated from product sales, advances of funds from officers and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the pay down of past due accounts payable, servicing debt, the funding of operating losses until we achieve profitability, and expenditures for general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products.

At June 30, 2009, our cash and cash equivalents were $0, and we had negative working capital of more than $5.5 million.  During the six months ended June 30, 2009, because of a lack of capital, we have issued 1,050,000 shares of common stock and are obligated to issue 416,667 common shares in payment for services, investor relations, and for marketing, promoting and merchandising our product.  The value of the services and shares (issued and issuable) was $106,553.  At June 30, 2009, we had $1,027,900 in notes payable obligations, of which $707,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30:

	Six Months Ended June 30,
	2009	2008	Change

Operating activities	$(20,000)	$(50,546)	$30,546
Investing activities	-	(9,599)	9,599
Financing activities	20,000	60,000	(40,000)
Change	$-	$(145)	$145

Operating Activities
Operating cash flows for the six months ended June 30, 2009 reflect our net loss of $810,968, offset by changes in working capital of $445,741 and non-cash items (depreciation and amortization, loss on office relocation, and stock-based payments for service) of $345,227. The change in working capital is primarily related to a decrease in prepaid expenses and other assets coupled with increases in accounts payable, accrued expenses and advances from officers, all offset by a decrease in customer deposits.  The increase in accounts payable, accrued expenses and advances from officers are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our executive management.

Investing Activities
There was no cash used in investing activities for the six months ended June 30, 2009.  During the same period in 2008, we spent $9,599 for trademarks.

Financing Activities
During the first half of 2009, we generated $20,000 from the issuance of a convertible promissory note.  During the comparable period in 2008, we received proceeds for the sale of common stock and common stock subscriptions totaling $60,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which the
Company was granted an exclusive license to use its marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who the Company granted sublicense to for use of the marks on clothing.  The Company has not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  The Company settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by an officer.  The first payment of $10,000 dollars was due April 30, 2009, with $10,000 due every 60 days until the remaining $100,000 balance is paid.  The Company has not made any additional payments and is in default of the most recent settlement agreement.  As such, Daddy may elect to declare the recent settlement agreement null and void and resume its pursuit of the amount due under the original settlement agreement, but the Company has not yet been notified that Daddy has chosen to do so.

On or about May 16, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against the Company in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s provision of legal services on our behalf in the approximate amount of $255,000.  We asserted that the settlement agreement is void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish’s motion for summary judgment, which was heard on April 17, 2009, was granted.

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

During the second quarter of 2009, we sold a $20,000 face value, 12% convertible promissory note, together with 40,000 shares of common stock, pursuant to a private offering, to one individual.  Under the terms of the promissory note, the principal and any unpaid accrued interest thereon is due and payable on May 14, 2010.  The promissory note is convertible, at the option of the holder, into shares of the our restricted common stock at a price equal to 80% of the volume weighted average price for the last 30 trading days preceding conversion, and the  conversion price may not be less than $0.25 per share, or greater than $1.00 per share.

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

WHO’S YOUR DADDY, INC.
(Registrant)
Dated: August 19, 2009
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)