Form 10-Q/A
period 2009-06-30
Whos Your Daddy Inc
filed 2009-08-31
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
AMENDMENT #1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

WHO’S YOUR DADDY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

THIS AMENDMENT NO. 1 TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 AMENDS ITEM 4 CONTROLS AND PROCEEDURES, CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

BELOW IS THE AMENDED SECTION IN ITS ENTIRETY.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have documented in writing our internal controls and procedures.  This has allowed our President and Chief Financial Officer (the “Certifying Officer”) to evaluate the effectiveness of our internal control over financial reporting as of the end of the period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our internal control over financial reporting was effective as of June 30, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

WHO’S YOUR DADDY, INC.
(Registrant)
Dated: August 31, 2009
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)