Form 10-Q
period 2009-09-30
Whos Your Daddy Inc
filed 2009-11-17
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 17, 2009, there were 61,607,856 shares of our common stock issued and outstanding.

WHO’S YOUR DADDY, INC.
FORM 10-Q
SEPTEMBER 30, 2009

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

WHO’S YOUR DADDY, INC.
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $78,373 and $60,468 at September 30, 2009 and December 31, 2008, respectively.	—	33,496
Inventories	1,024	—
Prepaid and other	—	37,691
Total current assets	1,024	71,187
Property and equipment, net	3,872	45,708
Tradename, net	—	143,711
Deposits	—	36,335
Total assets	$4,896	$296,941

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$890,516	$833,364
Accrued expenses	287,510	366,306
Accrued compensation - officers	1,099,640	803,281
Customer deposits	227	115,576
Accrued litigation	1,790,000	1,790,000
Notes payable	1,107,412	607,000
Advances from officers	485,267	221,618
Total current liabilities	5,660,572	4,737,145
Notes payable	—	232,146
Total liabilities	5,660,572	4,969,291

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, 333,333 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	333	333
Common stock, $0.001 par value: 100,000,000 shares authorized, 55,970,781 and 19,870,781 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	55,971	19,871
Stock subscription receivable	—	—
Additional paid-in capital	25,402,242	24,436,127
Accumulated deficit	(31,114,222)	(29,128,681)
Total shareholders’ deficit	(5,655,676)	(4,672,350)
Total liabilities and shareholders’ deficit	$4,896	$296,941

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$—	$478,587	$160,420	$712,883
Cost of sales	—	317,622	93,239	483,430
Gross profit (loss)	—	160,965	67,181	229,453

Operating expenses:
Selling and marketing	422,622	125,411	595,873	343,943
General and administrative	569,118	474,305	1,031,890	1,911,409
Loss on relocation of office	—	—	156,014	—
Loss on impairment of tradename	143,711	—	143,711	—
Total operating expenses	1,135,451	599,716	1,927,488	2,255,352
Operating loss	(1,135,451)	(438,751)	(1,860,307)	(2,025,899)

Interest expense	38,722	77,784	124,034	244,263
Change in fair value of derivative liabilities	—	—	—	(2,061)
Gain on extinguishment of debt and creditor obligations	—	(3,996)	—	(282,579)
Other, net	400	400	1,200	(800)
Loss before income taxes	(1,174,573)	(512,939)	(1,985,541)	(1,984,722)
Income taxes	—	—	—	—
Net loss	$(1,174,573)	$(512,939)	$(1,985,541)	$(1,984,722)

Basic and diluted net loss per share:	$(0.03)	$(0.03)	$(0.08)	$(0.15)

Weighted average number of common shares used in basic and diluted per share calculations:	36,213,981	17,512,015	25,818,343	13,020,567

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,985,541)	$(1,984,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment creditor settlements	—	(278,583)
Common stock issued for compensation and services rendered	972,500	912,024
Depreciation	12,852	16,121
Loss on relocation of office	156,014	—
Amortization of debt discount	107,982	28,359
Loss on impairment of tradename	143,711	—
Changes in operating assets and liabilities:
Accounts receivable	33,496	(54,614)
Inventories	(1,024)	256,033
Prepaid expenses and other assets	74,026	24,370
Accounts payable	57,152	285,471
Accrued expenses	(81,914)	(3,307)
Accrued compensation - officers	296,359	82,230
Customer deposits	(115,349)	—
Accrued litigation	—	(22,000)
Advances from officers	239,736	375,708
Net cash used in operating activities	(90,000)	(362,910)

Cash flows from investing activities:
Tradename	—	(12,735)
Net cash used in investing activities	—	(12,735)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	70,000	323,000
Payments on notes payable	—	(42,500)
Proceeds from the sale of common stock	20,000	95,000
Net cash provided by financing activities	90,000	375,500

Net decrease in cash and cash equivalents	—	(145)
Cash and cash equivalents at beginning of year	—	145
Cash and cash equivalents at end of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,053	$165,430
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to settle creditor obligations	$—	$302,643
Issuance of common stock for accrued salaries	$—	$421,550

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

1.	Business

Business
Who’s Your Daddy, Inc. (the “Company”) has manufactured (on an outsource basis), marketed, sold and distributed its The King of Energy® energy shots and energy drinks centered on its trademark-protected brand, Who’s Your Daddy®.  We have marketed our energy drinks mainly to a demographic of customers in their late teens through mid-thirties who were attracted to our products because of energy boosting capabilities, pleasant taste, and also because of our edgy and provocative tradename.  In late 2008, we began marketing a sports energy shot on a test basis in limited markets to determine where best this product would fit.  During the second and third quarter 2009, the Company temporarily suspended its sales activity to focus on a new marketing strategy which will principally emphasize the sale of its energy shot products over the internet to people in their late twenties, thirties, forties and fifties who are interested in fitness and health as well as gaining an energy boost.  The Company has developed a new energy shot product containing a number of ingredients which various scientific studies describe as having certain possible health and fitness benefits, and the Company intends to develop additional products in the future for this market niche.

Recently the Company has completed an extensive review of its existing tradenames given the change in our marketing strategy and demographic.  We have been concerned that our Who’s Your Daddy® and The King of Energy® tradenames were not descriptive of our product, were too offensive for a large segment of the market we will be trying to attract, and would not be effective names for our current marketing direction.  As disclosed in our Form 8-K filings of August 24, 2009 and September 15, 2009, the Company entered into Marketing and Lead Generation Agreements with two parties which together can supply us with lists of as many as 88 million high-quality email leads as well as merchant accounts for customer use (see Note 10).  Both parties had serious reservations concerning the use of the existing tradenames and felt we would not achieve optimum market penetration if we continued their use.  Prior to 2008, while under previous management, the Company was a party to various lawsuits involving the tradenames and their development, and a number of our influential shareholders and advisors have counseled us that they believe these existing tradenames were not viewed favorably by the business community and could be subject to further legal action.  They asked that the Company consider adopting a new tradename for its new products.

After careful review of numerous factors, including those described above, the Company has decided to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and accordingly has recorded an impairment charge against this asset during the three-month period ended September 30, 2009 (see Note 3).  We are presently considering a number of new tradenames which we consider to be non-offensive to our market demographic while being more descriptive of our new products, including the name “F.I.T Energy with Resveratrol” for a product which has been recently developed.  The Company is also considering changing its Corporate name to one that is more in line with its new market direction.  Such a name change will result in a new trading symbol.

Management’s Plan of Operations
For the years ended December 31, 2008 and 2007, revenues declined to $745,050 from $981,919, respectively, primarily due to the lack of operating capital, resulting in reduced sales and marketing efforts, including payments for slotting fees for shelf space at retail outlets.  The Company has also incurred net losses of $2,644,172 and $1,934,947 for the years ended December 31, 2008 and 2007, respectively.  For the nine months ended September 30, 2009, revenues were $160,420 (zero in the second and third quarters) and the Company experienced a net loss of $1,985,541.  This net loss can be broken down as follows:

Stock-based expenses for compensation and services	$972,500
Loss from tradename impairment and office relocation	299,725
Debt discount amortization and depreciation	120,834
All other operations	592,482
Total	$1,985,541

As of September 30, 2009, there was negative working capital of nearly $5.7 million including an accrual of $1.8 million for an arbitration award resulting from a lawsuit against the Company.

Management believes the Company’s operating losses have resulted from a combination of insufficient revenues generated to support its sales and marketing efforts, new product development and administrative time and expense of being a small publicly-traded company.  The Company is finalizing a new internet-based marketing plan for its energy shot products which it plans to roll-out in mid December of this year.  We believe this marketing approach will allow us to reach a far greater number of customers than currently possible using traditional distribution networks at significantly reduced costs for marketing, shipping, and product placement than we have historically experienced.  The Company has also decided to limit any future sales of its energy drink products to those situations where marketing, shipping and product placement costs are minimal.

Cash required to implement the internet marketing plan will be significant and we have been in discussions with a number of interested investors.  The investors are requiring that investment dollars be used to 1) build the website, 2) produce inventory, 3) provide for call and fulfillment centers, 4) develop a merchant account for customer credit card use, 5) develop internet leads, and 6) pay basic business expenses including those necessary to keep the Company’s government filings current.  In addition, the Company will pursue additional funding to be used to mitigate existing debt at 10 to 15 cents per dollar of debt.  The Company is currently investigating ways of meeting the requirements of interested investors including licensing our Tradename to a new company which would own the marketing website, creating an attorney trust account to hold investment dollars to be used only for specific purposes, or some other type of arrangement that will allow for invested monies to be spent in accordance with the wishes of the investors.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Company’s Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company’s financial position, results of operation and cash flows.  The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting for Equity Instruments Issued to Non-Employees
The Company accounts for its equity-based payments to non-employees under FASB Accounting Standards Codification (“ASC”) Subtopic 505-50 – Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”). The fair value of the equity instrument issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to common stock and/or additional paid-in capital as appropriate.

Debt Issued with Common Stock
Debt issued with common stock is accounted for under the guidelines established by ASC Subtopic 470-20 – Accounting for Debt With Conversion or Other Options (formerly Accounting Principles Board ("APB") Opinion No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants” under the direction of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments”, and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features.) The Company records the relative fair value of common stock related to the issuance of convertible debt as a debt discount or premium.  The discount or premium is subsequently amortized over the expected term of the convertible debt to interest expense.

Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC Subtopic 718-20 – Stock Compensation Awards Classified as Equity (formerly SFAS No. 123R (revised 2004), “Share-Based Payment.”)  The Company accounts for all stock-based compensation using a fair-value method on the grant date and recognizes the fair value of each award as an expense over the requisite vesting period.

Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive “in-the-money” securities outstanding for the three and nine months ended September 30, 2009 and 2008.

Recent Accounting Pronouncements
In March 2008, the FASB, affirmed the consensus of FASB Staff Position in ASC Topic 470 (formerly (FSP) APB No. 14-1 (APB 14-1), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)"), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  ASC 470 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  This pronouncement was effective on January 1, 2009.

In June 2008, the FASB issued ASC Topic 815 – Derivatives and Hedging (formerly EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.)  ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  ASC 815 also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for above stated exception.  The adoption of ASC 815 had no material impact on our financial statements.

In May 2009, the FASB issued ASC 855 Topic – Subsequent Events (formerly SFAS No. 165, Subsequent Events.)  ASC 855 , which is effective for interim and annual periods ending after June 15, 2009, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of ASC 855 did not have a material impact on its financial position, results of operations or liquidity.

3.	Tradename

During the three months ended September 30, 2009, as described in Note 1, the Company completed an extensive review of its existing tradenames given the change in our marketing strategy and demographic.  Additionally, as disclosed in Note 8, a creditor (“Fish”) filed an action on September 10, 2009 to foreclose on their security interest in the Company’s tradenames.    After careful review of numerous factors, the Company has decided to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, is in the process of developing new tradenames, and is working on an agreement with Fish to affect an orderly transfer of the current tradenames to Fish in exchange for the forgiveness of all indebtedness owed to Fish.  The Company has not yet reached an agreement with Fish and there can be no certainty that an agreement will be reached, or that if reached, the agreement will relieve the Company of any amounts owed to Fish.

As a result, the Company has recorded an impairment charge during the three month period ended September 30, 2009 of $143,711, effectively reducing the value of the asset to zero.

4.	Accrued Expenses

Accrued expenses consisted of the following at:

	September 30, 2009	December 31, 2008
Estimated future office lease expense	$93,118	$—
Professional fees	11,000	72,914
Interest	125,746	115,746
Other	57,646	177,646
Total	$287,510	$366,306

5.	Convertible Promissory Notes

In the May 2009, the Company issued a $20,000 face value, 10% convertible promissory note (the “May 2009 Promissory Note”) together with 40,000 shares of its common stock.  The May 2009 Promissory Note was issued in connection with a $300,000 offering (the “May 2009 Offering”) which consisted of a convertible promissory note and two shares of the Company’s common stock for every dollar invested.  In July 2009, the Company issued a $50,000 face value, 12% convertible promissory note (the “July 2009 Promissory Note”) together with 100,000 shares of its common stock.  The July 2009 Promissory Note was issued in connection with a $500,000 offering (the “July 2009 Offering”) which consisted of a convertible promissory note and two shares of the Company’s common stock for every dollar invested.  Both notes together with accrued interest are due 12 months from the date of issuance.  The outstanding principal and interest for both notes are convertible into shares of unregistered common stock at a conversion price equal to 80% of the volume weighted average price for the last 30 trading days preceding conversion but in no event shall the conversion price be less than $0.25 per share or greater than $1.00 per share.  The market price of the common stock on the date of issuance of the Promissory Notes was less than the conversion price.  The Company allocated the proceeds between the promissory notes and the 140,000 shares of common stock issued to the holders based on their relative fair values which resulted in a debt discount on the date of issuance of $1,818 for the May 2009 Promissory Note and $2,830 for the July 2009 Promissory Note.

On September 30, 2009, the Company commenced a new $300,000 offering (the “September 2009 Offering”) consisting of a convertible promissory note and five shares of the Company’s common stock for every dollar invested.  The Company has not yet issued any promissory note or common shares in connection with this offering.  In commencing the September 2009 Offering, the Company also amended its May 2009 Offering and its July 2009 Offering to provide five shares of the Company’s common stock for every dollar invested in the note.  Accordingly, on September 30, 2009, the Company issued 60,000 and 150,000 shares of its common stock to the holders of the May 2009 Promissory Note and the July 2009 Promissory Note, respectively.  In connection with the issuance of the additional shares, the Company recorded additional debt discount on September 30, 2009 for both notes totaling $5,067.

For promissory notes issued under the September 2009 Offering, payments of principal and interest will be made monthly beginning with the month of March 2010.  Calculation of the amount to be paid will be based on ten percent (10%) of cash received by the Company from the sale over the internet of its F.I.T. Energy with Resveratrol energy shot for the entire amount of the $300,000 offering, apportioned to each Noteholder for their respective percentage of the offering total (such cash receipts being paid to the Company from various third-party merchant accounts established to receive customer credit card payments).  All payments will first be applied to principal.  Once the entire principal balance has been repaid, the remaining payments will be applied to interest.  In no circumstance will the repayment of principal and interest extend beyond one year from the date of the issuance of each note.  On September 30, 2009, the Company agreed to offer the same repayment structure as in the promissory notes issued in the September 2009 Offering to the holders of the May 2009 and July 2009 Promissory Notes.

In 2008, the Company issued $380,000 face value, 10% convertible promissory notes (“2008 Promissory Notes”).  In connection therewith, the Company recorded a discount on the date of issuance of $211,758 for certain costs associated with the debt.

The Company is amortizing the discount of the May 2009 Promissory Note, the July 2009 Promissory Note and the 2008 Promissory Notes over their contractual terms.  During the three and nine months ended September 30, 2009 the Company recognized $37,229 and $107,981, respectively, in interest charges for the accretion of the unamortized discounts.  The aggregate unamortized discount at September 30, 2009 was $49,588.

6.	Related Parties

As described in Note 1, the Company has limited capital resources and liquidity.  As a result, an officer of the Company and one of its shareholders each has advanced funds to the Company in order for it to meet its cash payment obligations.  At September 30, 2009 the Company owes a total of $246,595 to these two individuals for these advances.

7.	Loss on Relocation of Office

In May 2009 the Company moved its office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California.  Because our Carlsbad lease runs through March 2012 and is still in force, we calculated our future minimum rent expenditures, adjusted for an estimate of the landlord’s future cash receipts from sublease, and accordingly recorded a loss relating to this lease of $128,118 in the three-month period ended June 30, 2009.  As of September 30, 2009, the liability of $93,118 initially recorded with this charge, which is included in Accrued Expenses, remains unchanged.  Additionally in the same period, we recorded a loss on disposal of property and equipment related to the move of $27,896, bringing the total loss resulting from the relocation of our office to $156,014.

8.	Litigation

On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which the Company was granted an exclusive license to use its marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who the Company granted sublicense to for use of the marks on clothing.  The Company has not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  The Company settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by a shareholder.  The remaining balance was to be repaid with bi-monthly payments of $10,000 beginning April 30, 2009.  The Company has not made any additional payments and is in default of the most recent settlement agreement.  As such, Daddy may elect to declare the recent settlement agreement null and void and resume its pursuit of the amount due under the original settlement agreement, but the Company has not yet been notified that Daddy has chosen to do so.

On or about May 15, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against the Company in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by the Company to Fish for Fish’s providing of legal services on the Company’s behalf in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in all of the Trademarks owned by the Company and all associated goodwill.  In its response to the Fish action, the Company asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against the Company for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the Company’s trademarks, which action was served on the Company’s registered agent on approximately October 19, 2009.  Given the Company’s decision to no longer use its existing Trademarks, the Company is working on an agreement with Fish to affect an orderly transfer of the Trademarks to Fish in exchange for the forgiveness of all indebtedness to Fish, which amount is included in Notes Payable under Current Liabilities as of September 30, 2009.  As part of the negotiation, the Company is requesting an exemption from any obligation to pay a royalty for sales to customers in certain foreign countries.  The Company has not yet reached an agreement with Fish and there can be no certainty that an agreement will be reached, or that if reached, the agreement will relieve the Company of any amounts owed to Fish.

On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against the Company in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.)  The complaint claims damages  in the amount of $420,000.  In its answer to the complaint, the Company contends that Fenton has failed to mitigate damages, Fenton’s damages are speculative, and Fenton made certain representations concerning a lease restructure that the Company relied on to its detriment.  See Note 7 for a description of the Company’s loss on relocation of office including our estimated liability with respect to the Carlsbad Lease.

On or about September 24, 2009, Leslie T. Gladstone, Trustee for Debtor Reuven Rubinson, filed a complaint against the Company in the United States Bankruptcy Court, Southern District of California, asserting claims for breach of contract, open book account, and turnover of property of the estate.  Damages claimed in the complaint total $130,000 plus interest from July 2, 2007.  In its response to the complaint, the Company has asserted that all debts previously owed to Mr. Rubinson have been paid in prior years either in cash or in shares of the Company’s common stock and that the Company owes Mr. Rubinson nothing.

9.	Common Stock

Following is the activity for the Company’s shares of common stock during the nine months ended September 30, 2009:

	Shares
Shares outstanding January 1, 2009	19,870,781
Issued February 6, 2009	1,000,000
Issued March 26, 2009	50,000
Issued May 14, 2009	40,000	See Note 5
Issued July 8, 2009	500,000
Issued July 28, 2009	1,400,000	See Note 10
Issued July 29, 2009	100,000	See Note 5
Issued August 21, 2009	10,000,000	See Note 10
Issued August 24, 2009	5,000,000	See Note 10
Issued August 24, 2009	14,000,000	See Note 10
Issued August 24, 2009	3,000,000	See Note 10
Issued September 4, 2009	800,000
Issued September 30, 2009	150,000	See Note 5
Issued September 30, 2009	60,000	See Note 5
Shares outstanding September 30, 2009	55,970,781

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

On March 26, 2009 the Company issued 50,000 shares of its Common Stock to an Investor Relations firm for services performed.  During the three months ended March 31, 2009 the Company recorded stock-based compensation for investor relations totaling $2,500, based on the market price on the date of issuance.

On July 3, 2009 the Company negotiated an arrangement with Mr. Ramon Desage, Principal and major shareholder of Beryt Promotion, LLC, our distributor headquartered in Las Vegas, whereby Beryt would become the worldwide distributor for our products, would arrange for the financing of product production, would provide a merchant account for customer credit card use, and would assist with introductions to potential investors.  The Company already has a Master Distributor Agreement with Beryt dated November 21, 2008 under which Beryt is acting as our distributor with a territory consisting of “any and all properties, events or venues, anywhere in the world, where gambling/gaming is conducted.”  The existing Agreement is for a period of one year, and is subject to automatic one-year renewals unless terminated by either party at least 30 days prior to expiration.  Prior to formalizing the negotiated arrangement, Beryt asked the Company to issue 500,000 of its common shares to several of Beryt’s employees, with the understanding that the shares would be returned for cancellation if the agreement could not be completed.  The Company issued the shares July 8, 2009 and recorded a stock-based marketing expense of $12,000, based on the market price on the date of issuance.  Unfortunately, the Company and Beryt were not able to formalize an agreement and the Company has asked Beryt to return the 500,000 shares.  To date, Beryt has not returned the shares.

On September 4, 2009 the Company sold 800,000 shares of its common stock to an investor for $20,000.

10.	Agreements

AGREEMENTS WITH OUTSIDE SERVICE PROVIDERS
Sam Maywood M.D.
On July 28, 2009 the Company entered into a Marketing & Representation Agreement with Sam Maywood M.D. (the “S. Maywood Agreement”), a Board Certified Anesthesiologist and pain management specialist, who has extensive experience in understanding the use and benefits of herbal products and their associated marketing.  The S. Maywood Agreement calls for Dr. Maywood to provide services in the areas of product development, strategic marketing, product support and strategic introductions.  Under the S. Maywood Agreement, which has a term of 12 months, Dr. Maywood received 1,400,000 shares of our common stock.  The shares were fully vested on July 28, 2009, the date of issuance, and the Company recorded a stock-based marketing expense of $28,000, based on the market price on the date of issuance, during the three-month period ended September 30, 2009.

LSSE, LLC
The effort by the Company to raise capital for the purpose of restructuring its business plan and to fund its operations has been extremely difficult given our significant losses and debt burden.  On January 26, 2009 the Company entered into a Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC, a Nevada corporation (“Steinberg”) (the “Steinberg Agreement”), under which Steinberg was to provide various marketing, public relations and merchandising services.  Under the Steinberg Agreement, which had a term of 12 months, the Company had agreed to pay Steinberg $7,500 on execution of the Steinberg Agreement to sponsor a Super Bowl party and a monthly fee of $7,500 beginning April 1, 2009.  In addition, the Company had agreed to issue up to 1,000,000 shares of its Common Stock to Steinberg, which were to vest ratably over a 12-month period as services were rendered.  During the six months ended June 30, 2009, the Company had recorded a total expense of $54,053 in connection with the Steinberg Agreement.  During the course of the Steinberg Agreement, the Company worked with Steinberg to develop a new internet marketing strategy including finding partners to help create a landing page and continuity program, bring marketing leads, put up a merchant account for customer credit card use and identify individuals to promote our products.  In August 2009, the Company entered into an agreement with LSSE, LLC, an Iowa corporation, which is described below and, as a result, canceled the Steinberg Agreement.  Accordingly, during the three months ended September 30, 2009 the Company reversed $46,553 in expenses previously recorded in connection with the Steinberg Agreement so that the total expense recorded for the nine months ended September 30, 2009 is $7,500.  No shares of common stock were issued or are issuable in connection with the Steinberg Agreement as a result of its cancelation.

On August 21, 2009, the Company entered into a Marketing & Lead Generation Agreement with LSSE, LLC, an Iowa corporation (“LSSE”) (the “LSSE Agreement”).  Under the LSSE Agreement, which has a term of 24 months, LSSE will arrange for the development of an internet landing page for the marketing of certain of the Company’s products, arrange for the use of an established merchant account for the purpose of allowing the Company’s customers to use credit cards, bring to the Company a minimum of 48 million qualified leads for the marketing of certain products, arrange for qualified personnel to manage the marketing of the leads, and  identify and contract with high profile celebrities and athletes for marketing, promoting and sponsoring certain of the Company’s products.

In connection with the LSSE Agreement, the Company issued ten million (10,000,000) of its common shares to LSSE.  In addition, the Company has agreed to reserve a total of 6,000,000 shares of its common stock for issuance to various persons including high profile celebrities and athletes for the marketing, promoting and sponsorship of certain of the Company’s products.  None of the 6,000,000 shares were issued at September 30, 2009, but 1,000,000 of these shares were issued on October 17, 2009 to a Principal of Core Support Services, LLC – see Note 11.  Given the Company’s significant losses and debt burden, LSSE also required the Company to enter into new employment agreements with two key personnel to assure continuity and quality of ongoing operations and reporting, retain a key medical expert approved by LSSE to create product formulations and research the safety and medical efficacy of the Company’s products and ingredients, and establish a structure approved by LSSE whereby all operating and invested cash will be protected against existing creditor claims of the Company.

The 10,000,000 shares were fully vested on August 21, 2009, the date of issuance, and the Company recorded a stock-based marketing expense of $300,000, based on the market price on the date of issuance, during the three-month period ended September 30, 2009.

Rand Scott M.D.
On August 24, 2009 the Company entered into a Marketing and Representation Agreement with Rand Scott MD (the “Scott Agreement”) under which Dr. Scott will provide consulting services related to product development and formulation, research of product ingredients, assistance with marketing programs and pathways, and participation in promotional videos.  The Scott Agreement has a term of 24 months.  In connection with the Scott Agreement, the Company has agreed to issue Dr. Scott five million (5,000,000) shares of its common stock and also pay Dr. Scott a royalty of 2 cents per bottle sold of any product formulated by Dr. Scott, after the first 400,000 bottles sold.  The shares were fully vested on August 24, 2009, the date of issuance, and the Company recorded a stock-based marketing expense of $125,000, based on the market price on the date of issuance, during the three-month period ended September 30, 2009.

Gigamind
On September 16, 2009, the Company entered into a Marketing & Lead Generation Agreement with Gigamind Inc. (“Gigamind”) (the “Gigamind Agreement”).  Under the Gigamind Agreement, which has a term of 24 months, Gigamind will arrange for the design and development of an internet landing page and graphics for the marketing of certain of the Company’s products, arrange for the use of an established merchant account for the purpose of allowing the Company’s customers to use credit cards, and bring to the Company an initial list of 5 million qualified leads for the marketing of certain products.  Under the Gigamind Agreement, Gigamind has also committed to provide another 35 million qualified leads depending on the success of the initial 5 million lead rollout.

In connection with the Gigamind Agreement, the Company has agreed to pay Gigamind $4,500 for the design and development of the landing page and graphics as well as $1,000 per each 1 million of leads used by the Company.  In addition, the Company will pay Gigamind $20 for each lead for which there is a successful first billing for the Company’s products plus an additional $12.50 for each successful rebilling by the Company.  Given the Company’s significant losses and debt burden, the Agreement also requires a structure be established whereby funds distributed to the Company from the merchant account will be encumbered for the benefit of outside investors for funding the production of the inventory and operating expenses related to the internet marketing program.  During the three months ended September 30, 2009, Gigamind has not performed any work in connection with the Gigamind Agreement.

Fusion
On September 30, 2009, the Company entered into a Client Agreement For Customer Service Outsourcing with Fusion BPO Services, Inc. (“Fusion”) (the “Fusion Agreement”).  Under the Fusion Agreement, which has a term of 12 months from the date the Fusion begins to respond to requests of the Company’s customers, Fusion will provide inbound voice, email and chat support for the Company’s products.  In connection with the Fusion Agreement, the Company has agreed to pay Fusion a per minute cost for the services provided.  In addition, the Company will pay Fusion for telecom costs and for costs of the training of Fusion’s personnel.  During the three months ended September 30, 2009, Fusion has not performed any work in connection with the Fusion Agreement.

EMPLOYMENT AGREEMENTS
Michael R. Dunn
As required by the LSSE Agreement, on August 24, 2009, the Company entered into an Employment Agreement with Michael R. Dunn (the “Dunn Agreement”) to serve as the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors (“Chairman”).  Mr. Dunn has been serving as the Company’s CEO and Chairman since May 28, 2008.  The Dunn Agreement supersedes and replaces any prior employment agreement or arrangement between the Company and Mr. Dunn.  The Dunn Agreement has a term of two years (the “Initial Term”).  Unless sooner terminated pursuant to the terms thereof, Mr. Dunn’s employment will automatically renew for additional one-year terms (each a “Renewal Term”).  Mr. Dunn will receive an annual salary of $189,000 per year, which will be increased by 5 percent on January 1st of each year.  He will also receive a monthly home office expense allowance of $2,000 and a monthly car allowance of $750.  If the Company fails to make any regularly scheduled payment of salary amounts owed to Mr. Dunn under the Dunn Agreement within fifteen (15) days of their due date, at the option of Mr. Dunn, the Company shall issue, in lieu of such payment and subject to applicable securities laws, shares of the Company’s common stock with a value of 150% of the payment owing to Mr. Dunn, such shares valued at the price per share in the last reported trade of the Company’s common stock on the date such payment should have been made.  Mr. Dunn will also be eligible to receive a bonus of $110,000, which is contingent upon his continued employment and the Company’s success in raising capital as follows:  $60,000 of the bonus shall be due and payable upon the Company’s completion of a capital raise of at least $900,000 for the period May 28, 2008 to November 1, 2009, and the remaining $50,000 shall be due and payable upon the Company’s completion of at least an additional $750,000, over and above the $900,000, in capital financing by January 1, 2010.  Mr. Dunn was also granted 14 million (14,000,000) shares of the Company’s common stock, vesting immediately, with a minimum of 13 million (13,000,000) shares restricted and subject to a lock-up provision that prohibits Mr. Dunn from selling, transferring or otherwise encumbering the shares for a period of six (6) months.  In addition, the shares are subject to forfeiture under certain circumstances in the first 6 months of the Dunn Agreement.  Mr. Dunn also is entitled to additional benefits commensurate with the position of Chief Executive Officer, including paid vacation, reimbursement of reasonable and necessary business expenses incurred in the performance of his duties, and eligibility to participate in the Company’s employee benefit plans.

If the Company terminates Mr. Dunn’s employment for any reason other than just cause, Mr. Dunn will be entitled to payment of his annual salary, as in effect on the date of his termination, for either twelve (12) months or through the Initial Term or any applicable Renewal Term, whichever period of time is longer.  In addition the Company will continue to pay for coverage for Mr. Dunn and his dependents under its group insurance plans for a period of twelve (12) months from the effective date of termination.  The Dunn Agreement also contains customary non-disclosure/non-solicitation and non-competition provisions.

The 14 million shares were fully vested on August 24, 2009, the date of issuance.  Accordingly, the Company recorded stock-based compensation expense of $350,000, based on the market price on the date of issuance, during the three months ended September 30, 2009.

Robert E. Crowson, Jr.
As required by the LSSE Agreement, on August 24, 2009, the Company entered into an Employment Agreement with Robert E. Crowson, Jr. (the “Crowson Agreement”) to serve as the Company’s Controller, a non-officer position.  The Crowson Agreement has a term of two years (the “Initial Term”).  Unless sooner terminated pursuant to the terms thereof, Mr. Crowson’s employment will automatically renew for additional one-year terms (each a “Renewal Term”).  Mr. Crowson will receive an annual salary of $120,000 per year, which will be increased by 5 percent on January 1st of each year.  If the Company fails to make any regularly scheduled salary payment of amounts owed to Mr. Crowson under the Crowson Agreement within fifteen (15) days of their due date, at the option of Mr. Crowson, the Company shall issue, in lieu of such payment and subject to applicable securities laws, shares of the Company’s common stock with a value of 150% of the payment owing to Mr. Crowson, such shares valued at the price per share in the last reported trade of the Company’s common stock on the date such payment should have been made.  Mr. Crowson was also granted 3 million (3,000,000) shares of the Company’s common stock, vesting immediately, with a minimum of 2.4 million (2,400,000) shares restricted and subject to a lock-up provision that prohibits Mr. Crowson from selling, transferring or otherwise encumbering the shares for a period of six (6) months.  In addition, the shares are subject to forfeiture under certain circumstances in the first 6 months of the Crowson Agreement.  Mr. Crowson also is entitled to additional benefits commensurate with the position of Controller including paid vacation, reimbursement of reasonable and necessary business expenses incurred in the performance of his duties, and eligibility to participate in the Company’s employee benefit plans.

If the Company terminates Mr. Crowson’s employment for any reason other than just cause, Mr. Crowson will be entitled to payment of his annual salary, as in effect on the date of his termination, for either twelve (12) months or through the Initial Term or any applicable Renewal Term, whichever period of time is longer.  In addition the Company will continue to pay for coverage for Mr. Crowson and his dependents under its group insurance plans for a period of twelve (12) months from the effective date of termination.

The 3 million shares were fully vested on August 24, 2009, the date of issuance, but are subject to forfeiture during the first 6 months of the Crowson Agreement.  Accordingly, the Company recorded stock-based compensation expense of $75,000, based on the market price on the date of issuance, during the three months ended September 30, 2009.

11.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2009. In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2009 through November 17, 2009, the date these financial statements were issued.

Corporate Resource Advisors Inc. Agreement
On October 15, 2009, the Company entered into a Marketing and Representation Agreement with Corporate Resource Advisors Inc. (“CRA”) (the “CRA Agreement”) under which CRA will provide consulting services related to marketing of the Company’s products, identifying strategic relationships, and supervising the Gigamind relationship (see Note 10).  The CRA Agreement has a term of 24 months.  In connection with the CRA Agreement, the Company has agreed to issue CRA one million (1,000,000) shares of its common stock and also pay CRA a royalty of $1.00 for each successful billing to a customer’s credit card from leads supplied by Gigamind, without subsequent refund, for a full shipment of 36 bottles of the Company’s energy shot product.  The shares were fully vested on October 15, 2009, the date of issuance, and the Company will record stock-based marketing expense of $27,000, based on the market price on the date of issuance, during the three-month period ending December 31, 2009.

Core Support Services LLC Agreement
On October 17, 2009, the Company entered into a Marketing and Lead Generation Agreement with Core Support Services LLC (“Core”) (the “Core Agreement”).  Core is a company referred by LSSE in connection with certain requirements the LSSE Agreement (see Note 10) and Core’s responsibilities under the Core Agreement include development of a landing page to market certain of the Company’s products, providing an established merchant account for the purpose of allowing the Company’s customers to use credit cards, bringing to the Company a minimum of 48 million qualified leads for the marketing of certain products, and managing the marketing of the leads.  The Core Agreement has a term of 24 months.  In connection with the Core Agreement, the Company has agreed to issue to a Principal of Core one million (1,000,000) shares of its common stock.  These shares are part of the 6,000,000 shares the Company has agreed to reserve under the LSSE Agreement.  The 1,000,000 shares were fully vested on October 17, 2009, the date of issuance, and the Company will record stock-based marketing expense of $27,500, based on the market price on the date of issuance, during the three-month period ending December 31, 2009.

APPL International Inc. Agreement
On October 20, 2009, the Company entered into a Financial Public Relations Agreement with APPL International Inc. (“APPL”) (the “APPL Agreement”) under which APPL agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The APPL Agreement has a term of 6 months and can be terminated by either party with immediate notice.  In connection with the APPL Agreement, the Company agreed to issue a total of up to one million (1,000,000) shares of its common stock to an employee of APPL.  The shares were fully vested on October 20, 2009, the date of issuance, and will be released to APPL’s employee on a schedule with 250,000 of the shares being released October 20, 2009 and the remaining shares released at the monthly rate of 150,000 shares beginning on November 20, 2009.

Dr. Robert Maywood Agreements
On October 22, 2009 the Company entered into a Marketing & Representation Agreement with Robert Maywood M.D. (the “R. Maywood Agreement”).  Dr. Maywood, a Board Certified Orthopaedic Surgeon specializing in sports medicine, has extensive experience in understanding the use and benefits of herbal products and their associated marketing.  Under the R. Maywood Agreement, Dr. Maywood will provide services in the areas of product representation and endorsement in the Company’s literature and in a planned infomercial.  Under the R. Maywood Agreement, which has a term of 12 months, Dr. Maywood received 500,000 shares of our common stock.  The shares were fully vested on October 22, 2009, the date of issuance, and the Company will record stock-based marketing expense of $25,000, based on the market price on the date of issuance, during the three-month period ending December 31, 2009.

In addition, on October 22, 2009, the Company sold 1,000,000 of its shares of common stock to Dr. Robert Maywood for $25,000.

Outside Director Compensation
On October 15, 2009 the Company’s Board of Directors approved a resolution to compensate its outside Directors at the rate of $3,000 per calendar quarter or the equivalent value in shares of the Company’s common stock.  This compensation program supersedes any prior such program or arrangement.  The Board of Directors also approved on October 15, 2009 a one-time stock award of 100,000 of its common shares to Derek Jones, it’s only outside Director.  The shares were fully vested on October 15, 2009, the date of issuance, and the Company will record an expense for Directors’ fees of $2,700, based on the market price on the date of issuance, during the three-month period ending December 31, 2009.

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

DESCRIPTION OF BUSINESS

The Company has previously manufactured (on an outsource basis), marketed, sold and distributed its The King of Energy® energy drinks centered on its trademark-protected brand, Who’s Your Daddy®.  We had marketed our energy drinks mainly to a demographic of customers in their late teens through mid-thirties who were seeking alternatives to bad tasting energy shots and drinks, coffee and other stimulants and were attracted to our products because of their energy boosting capabilities, pleasant taste, and also because of their edgy and provocative tradename.  Given the crowded energy drink market and high cost of acquiring shelf space, in late 2008, we developed and began marketing a new product, our Sport Energy Shot, on a test basis in limited markets to determine the best marketing strategy and demographic for this product.  Based on what we learned from marketing our Sport Energy Shot, the Company determined during the second quarter of 2009 we should change our marketing strategy and demographic in order to be competitive in the energy product marketplace.  During the second and third quarter of 2009, the Company temporarily suspended its sales activity to focus on a new marketing strategy which will principally emphasize the sale of its energy shot products over the internet to people in their late twenties, thirties, forties and fifties who are interested in fitness and health as well as gaining an energy boost.  The Company has developed a new energy shot product, F.I.T. Energy with Resveratrol, which contains a number of ingredients which certain scientific studies claim have various health and fitness benefits, and the Company intends to develop additional products in the future for this market niche.

Tradenames
Given the change in our marketing strategy and demographic, the Company recently completed an extensive review of its existing tradenames, Who’s Your Daddy® and The King of Energy®.  We have been concerned these tradenames were not descriptive of our new products, were too offensive for a large segment of the market we will be trying to attract, and would not be effective names for our new marketing direction.  As disclosed in our Form 8-K filings of August 24, 2009 and September 15, 2009, the Company entered into Marketing and Lead Generation Agreements with two parties which together can supply us with lists of as many as 88 million high-quality email leads as well as merchant accounts for customer use.  Both parties had serious reservations concerning the use of the existing tradenames and felt we would not achieve optimum market penetration if continued their use.  Prior to 2008, while under previous management, the Company was a party to a various lawsuits involving the tradenames and their development, and a number of our influential shareholders and advisors have counseled us that they believe these existing tradenames were not viewed favorably by the business community and could be subject to further legal action.  They asked that the Company consider adopting a new tradename for its new products.

After careful review of numerous factors, including those described above, the Company has decided to no longer use the Who’s Your Daddy® and The King of Energy® tradenames.  We intend to re-brand our products using the name “F.I.T. Energy” which we consider to be non-offensive to our market demographic while being more descriptive of our new products.  The Company is also considering changing its Corporate name to one that is more in line with its new market direction.  Such a name change will result in a new trading symbol.

Existing Energy Shot Product
Our existing energy shot product  is our Sports Energy Shot which is a concentrated two ounce energy drink, designed to provide a zero calorie, sugar free, rapid and lasting energy boost which enhances muscle strength and endurance. One of the important ingredients in the energy shot is L-Arginine.  Arginine is an amino acid and is essential for optimum growth and in the regulation of protein metabolism. It is well established that Arginine facilitates the release of growth hormone (HGH), stimulates the pancreas for insulin production, and is a component in the hormone vasopressin produced by the pituitary gland. HGH-release by means of Arginine may offer benefits in the treatment of injuries, as well as strengthening the immune system, building lean muscle, and burning fat.  Arginine is also required by the body to carry out the synthesis of nitric oxide, a compound that, working through cGMP, relaxes blood vessels and allows more blood to flow through arteries. It has been hypothesized that taking extra Arginine will increase nitric oxide levels and increase blood flow.  The energy shot was made available in limited retail and wholesale markets in mid-November 2008.

New Energy Shot Product
The new energy shot “F.I.T. Energy with Resveratrol” will contain some of the most exiting supplements of this generation. These ingredients have been selected to enhance muscle strength and endurance, and promote cardiovascular health.  As in our current Sports Energy Shot, the F.I.T. Energy Shot will feature L-Arginine.  Next the shot will also contain Resveratrol.  A substance found in grapes, Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to alter age related decline.  Last, the F.I.T. Energy Shot will feature Green Tea catechin (ECGC), 5 HTP, and Pyruvate. These ingredients have good safety profiles and have solid support as weight-loss aides.  Unlike other energy shots that promise only a caffeine rush, the F.I.T. Energy Shot goes above and beyond to carefully add natural energy boosters including Ginseng & Guarana, as well as Vitamins B3, B4, B6, and B12.  It should also be noted that this new energy shot was specifically designed to allow us to seek the approval of the National Football League and Major League Baseball for use by their athletes upon receiving adequate funding.

Current Energy Drink Product
While we have de-emphasized our energy drink products to focus on our energy shots, we do intend to make future sales of these products in those situations where marketing, shipping and product placement costs are minimal.  Our energy drink comes in two flavors and four distinct formulas. We have Regular and Sugar-Free versions of our unique Cranberry-Pineapple flavor, which we started shipping in the third quarter of 2005, as well as Regular and Sugar-Free versions of our Green Tea flavor. We introduced our Regular Green Tea beverage in July 2006, and ours was one of the first Green Tea beverages for the energy drink market. In February 2007, we began shipping our Sugar-Free Green Tea flavored beverage. For this product, we targeted women and the more mature generation who are interested in the anti-oxidants, cleansing, and weight loss features of Green Tea.

After testing and experimenting with flavors and taking approximately 50 different formulas through “blind” taste tests, we selected the Cranberry-Pineapple flavor for our flagship product. By far, this formulation was found to enjoy the broadest consumer appeal with the target demographic group due to its appealing taste, the lack of typical “after-taste,” and by providing a solid “hook” for the consumer and retailer. In 2007, we distributed four flavors of our energy drinks – Cranberry-Pineapple in Regular and Sugar-Free and Green Tea in Regular and Sugar-Free. Unlike many of the other energy drinks on the market, our energy drinks taste good and are similar to drinking a soda or fruit punch. Formulated with taurine and caffeine, our energy drinks are designed to energize and improve mental performance while increasing concentration, alertness and physical endurance.

BUSINESS PLAN

On January 26, 2009, we entered into a Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC, a Nevada limited liability company (the “Steinberg Agreement”).  Subsequently, on August 24, 2009, we entered into a Marketing & Lead Generation Agreement with LSSE, LLC, an Iowa corporation (“LSSE”) (the “LSSE Agreement”) and the Steinberg Agreement was canceled.  LSSE has extensive experience in the areas of representation, marketing, branding, licensing and furthering business transactions and relationships.  Under the LSSE Agreement, they will provide a variety of services including marketing, public relations, and merchandising services, including introductions, negotiations, and support for our products.  For over 35 years, Leigh Steinberg, who is associated with LSSE, has pioneered the sports management industry, setting the standard for excellence in athlete representation.  He has represented the first pick of the first round of the NFL draft a record-breaking eight times and 60 overall first round NFL picks.  Leigh’s unrivaled history of negotiating record-setting contracts and tireless dedication to charitable activities are the cornerstones of his business.  Among many others, Leigh has represented Hall of Famers, Steve Young, Troy Aikman and Thurman Thomas, heavyweight champion Lennox Lewis and Major League Baseball stars such as Will Clark, Shawn Green and Orlando “El Duque” Hernandez, all of who have worked with Leigh as a part of their contracts to donate a combined amount of more than $250 million for various charitable causes. Leigh's commitment and devotion to the industry enthused Hollywood movie executives to use him as the real-life inspiration behind the hit movie “Jerry Maguire”. Additionally, Leigh was the technical consultant to director Cameron Crow. Leigh's longstanding experience and unrivaled reputation built the foundation for him to write best-selling book "Winning with Integrity." His nonathletic accolade includes presidential commendations from President's Ronald Reagan, Bill Clinton and George Bush Sr., and has been named Man of the Year by several leading organizations.

Marketing Plan
Through LSSE, LLC and Gigamind, Inc. we now can begin our internet marketing program with 88 million double opt-out email addresses, two merchant accounts, and two landing pages which will be completed by late November 2009.  We expect to launch our internet email campaign using endorsements with high-profile athletes associated with LSSE by mid December of this year.  Our internet rollout will begin with an Initial Free Trial Offer consisting of a box of 12 free “F.I.T. Energy with Resveratrol” energy shots for every customer who clicks through to our landing page and provides their credit card for the billing of shipping, handling and transaction fees.  The customer will then be automatically enrolled in a continuity program and, after 14 days from their sign-up for the free trial offer, will be billed $72.00 plus shipping and handling for 36 energy shots ($2 per energy shot) every 30 days. Secondly, we will be creating an infomercial using the high-profile athletes and two physicians (Dr. Sam Maywood and Dr. Rand Scott) to explain and endorse the energy shot.  We plan to air the infomercial in the second quarter of 2010.  LSSE has media contacts that will be willing to put up the TV air time for the infomercial on a joint venture based upon the initial test results for a negotiated profit split. Thirdly, we will work in geographic areas where our athlete endorsers have strong affiliations with local charities to provide an offer which benefits the consumer and charity.  Lastly, the Company through its strategic alliances has excellent contacts with which to penetrate the retail market place. In summary, we would be using the internet rollout and infomercial to build brand recognition for our products.  The brand recognition will then create consumer awareness for the retail market.

As previously mentioned, LSSE, with its sports representation connections, will be able to bring nationally recognizable sport figures to assist with the implementation of our marketing plan.  These well-known athletes will work with our medical expert, Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott is a former player and physician for Penn State’s football team and a graduate of Penn State. He is on the board of PriCara Pharmaceutical, a Johnson & Johnson Company and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.  We are confident these relationships will greatly enhance the Company’s image and provide even greater brand awareness which we think will lead to a substantial increase in sales.  We believe this strategy will be the most cost efficient way to build brand recognition with the least amount of capital.

The online marketing blueprint, which will begin with the new “F.I.T. Energy with Resveratrol” energy shot, will use testing and scientific marketing methodologies to determine the best offer and appeal for the product.  This will be accomplished by creating multiple offers and multiple appeals by sending paid traffic to the various landing pages. The traffic we send will result in conversions to sales and or some predetermined free trial offer.  Once we know the offer and appeal with the best click-through-rate (CTR) and conversion, we will refine that offer and do further testing to improve our metrics. Once we are satisfied with our offer and appeal, we will insert our offer into a cost-per-action (CPA) network.  In essence, CPA networks broker leads for a fixed cost. The CPA network will run a limited test to determine conversions within the network. If we are satisfied with front end conversions and re-bill rates, we will do a full release to the other affiliates in the CPA network. In order to be successful, we need to see re-bill rates above 50%.

Retail Marketing
On November 21, 2008, we entered into a Master Distributor Agreement (the “Distributor Agreement”) with Beryt Promotion, LLC, a Nevada limited liability company ( “Beryt”).  The Distributor Agreement, which has a term of one year, provides that, in exchange for Beryt acting as the exclusive distributor of our products, with the right to sub-distribute, we shall: (1) sell our products to Beryt at a discount to the retail price; and (2) issue to Beryt 100,000 shares of our common stock.  Subsequently, we issued an additional 1,000,000 shares of common stock to Ramon Desage, owner of Beryt, for marketing and promotional expenses in December 2008 and another 1,000,000 shares of common stock in February 2009.  Our intent with this Distributor Agreement was to test the marketability of our Sport Energy Shot in a large market, as a precursor to marketing the product on a national scale.  The Sport Energy Shot is currently being sold in Caesars Palace, Flamingo Hotel, Paris Las Vegas, Bally’s Hotel, Rio Hotel, Harrah’s Hotel, Imperial Palace, Bill’s Gambling Hall, Luxor, Excalibur, Circus Circus, Monte Carlo, Mandalay Bay, New York New York, Stratosphere, Planet Hollywood Venetian Hotel, LAX Night Club, Dick’s Last Resort, Coyote Ugly, Pure Night Club and Prive Night Club.  Additionally, Mr. Desage has been able to market the product to almost every gift shop and hotel in Las Vegas while paying almost all of the marketing costs, due to our limited cash resources.  We have learned by evaluating our rollout of the energy shot in the Las Vegas market, that entrenched high quality relationships, such as Ramon Desage’s contacts, are key to obtaining high visibility in a new retail marketplace.

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

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Sales
Our sales consist of energy shot and energy drink products sold to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During the third quarter of 2009, we had no sales compared to $478,587 for the comparable period in 2008 as we concentrated on developing a new energy shot product and an internet marketing program, both of which we expect to roll-out in mid December 2009.  Our 2008 sales were mainly energy drinks and we paid $23,806 in promotion and merchandise allowances during this period which were recorded as reductions of sales.

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

We had no gross profit during the third quarter of 2009 compared to $160,965 for the comparable period in 2008 and the gross margin for the 2008 period was 34% and was mainly related to energy drink products.

Selling and Marketing Expenses
Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the third quarter of 2009 were $422,622, compared to $125,411 for the comparable period in 2008.  The 2009 period includes stock-based marketing expenses totaling $453,000 for shares issued in connection with agreements between the Company and LSSE, LLC, Dr. Rand Scott, and Dr. Sam Maywood for marketing, representation and lead generation services.  During the 2008 period we were more aggressively pursuing sales and we had expenses for categories such as advertising and promotional materials ($39,000), sales expense ($59,000) and salaries ($12,000).

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the third quarter of 2009 were $569,118, compared to $474,305 for the comparable period in 2008. The 2009 period includes a charge of $425,000 for stock compensation for shares issued in connection with employment agreements with two key employees while the charge for stock-based compensation in the 2008 period was $92,000.  In addition, the 2009 period expenses for professional fees (including legal and accounting), personnel and rent were significantly lower than for the 2008 period.

Loss on Impairment of Tradename
During the third quarter of 2009, the Company recorded an tradename impairment charge of $143,711, effectively reducing the value of this asset to zero.

Interest Expense
Interest expense during the third quarter of 2009 consisted of mainly of interest on the convertible promissory notes.  Interest expense during the 2008 period included interest on convertible promissory notes as well as cash-based interest on other loans and advances either repaid or reclassified during later periods.

Interest expense during the third quarter of 2009 was $38,722, compared to $77,784 during the comparable period in 2008. The 2009 period includes $37,409 in non-cash interest expense on our convertible promissory notes compared to a similar charge of $28,359 in the 2008 period.  The 2008 period’s remaining interest consisted primarily of cash-based interest on loans and advances either repaid or reclassified during later periods.

Gain on the Extinguishment of Debt and Accounts Payable
In the second quarter of 2008, we entered into several settlements with creditors and adjusted the amount of a previous settlement with a former employee, all of which resulted in a loss of $3,996.  There have been no such transactions during the second quarter of 2009.

Loss on Relocation of Office
In the second quarter of 2009 we moved our office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California.  The loss recorded represents $93,118 of estimated future net rent expense for the Carlsbad office lease and $27,896 for loss on disposal of property and equipment related to the move.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Sales
During the first nine months of 2009, we generated $160,420 from the net sales of our products, compared to $712,883 for the comparable period in 2008.  In the first nine months of 2009 and 2008 we paid $0 and $99,962 in promotion allowances and $0 and $44,344 in slotting fees, respectively, both of which were recorded as reductions of sales.  In 2009 the majority of our sales consisted of our new energy shot product while 2008 sales were mostly our energy drink product.

Gross Profit
Our gross profit for the first nine months of 2009 was $67,181, compared to $229,453 for the comparable period in 2008 and the gross margin for the 2009 period was 42%, compared to 32% for the comparable quarter of 2008.  The increase in gross margin was primarily attributable to impact of the promotion allowances and slotting fees paid in the first quarter of 2008 on that period’s gross margin.

Selling and Marketing Expenses
Selling and marketing expenses for the first nine months of 2009 were $595,873, compared to $343,943 for the comparable period in 2008.  The 2009 period includes stock-based marketing expenses totaling $545,000 for shares issued in connection with agreements between the Company and LSSE, LLC, Dr. Rand Scott, and Dr. Sam Maywood for marketing, representation and lead generation services and for shares issued to our Las Vegas area distributor for marketing services.  Similar charges in the 2008 period amounted to $71,535.  In addition, in 2009 there were major reductions in expenses for advertising and promotional materials ($84,000) and salaries and commission ($115,000).

General and Administrative Expenses
General and administrative expenses for the first nine months of 2009 were $1,031,890, compared to $1,911,409 for the comparable period in 2008. The 2009 period includes a charge of $425,000 for stock compensation for shares issued in connection with employment agreements with two key employees while the 2008 period included a charge of $750,000 for common stock and common stock options issued to employees.  Other major reductions in expenses from 2008 levels were for compensation and benefits due to a headcount reduction ($229,000), professional fees including legal and accounting ($169,000) and rent ($29,000).

Interest Expense
Interest expense during the first nine months of 2009 was $124,034, compared to $244,263 during the comparable period in 2008. The 2009 period includes $107,981 in non-cash interest expense on our convertible promissory notes compared to a similar charge of $28,359 in the 2008 period.  The remainder of the 2008 period expense consists primarily of cash-based interest on loans and advances either repaid or reclassified during later periods and $69,919 in registration rights penalties.

Gain on the Extinguishment of Debt and Accounts Payable
In the nine months of 2008, we entered into settlement agreements with certain vendors to pay their outstanding balances through the issuance of common stock or reduced cash payments.  As a result of the settlements, we recognized a net gain of $282,579 from these settlements.  There have been no such settlements during the first six months of 2009.

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

The 2008 Promissory Notes and any accrued interest thereon are convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the volume weighted average price (“VWAP”) for 30 trading days preceding the earlier of (i) closing of at least $3 million in gross proceeds from a private placement, or (ii) 12 months from the date of issuance.  The conversion price is subject to a floor of $0.50 per share and a ceiling of $0.75 per share.  If we do not complete the private placement by January 15, 2010, we will be required to make equal monthly payments of principal and interest over a 60 month period.

In the May 2009, the Company issued a $20,000 face value, 10% convertible promissory note (the “May 2009 Promissory Note”) together with 40,000 shares of its common stock.  In July 2009, the Company issued a $50,000 face value, 12% convertible promissory note (the “July 2009 Promissory Note”) together with 100,000 shares of its common stock.  These promissory notes and any accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the VWAP for the last 30 trading days preceding conversion but in no event shall the conversion price be less than $0.25 per share or greater than $1.00 per share.

On September 30, 2009, the Company commenced a new $300,000 offering (the “September 2009 Offering”) consisting of a convertible promissory note and five shares of the Company’s common stock for every dollar invested.  In commencing the September 2009 Offering, the Company also amended its May 2009 Offering and its July 2009 Offering to provide five shares of the Company’s common stock for every dollar invested in the note.  Accordingly, on September 30, 2009, the Company issued 60,000 and 150,000 shares of its common stock to the holders of the May 2009 Promissory Note and the July 2009 Promissory Note, respectively.  In connection with the issuance of the additional shares, the Company recorded additional debt discount on September 30, 2009 for both notes totaling $5,067.

For promissory notes which will be issued under the September 2009 Offering, payments of principal and interest will be made monthly beginning with the month of March 2010.  Calculation of the amount to be paid will be based on ten percent (10%) of cash received by the Company from the sale over the internet of its F.I.T. Energy with Resveratrol energy shot for the entire amount of the $300,000 offering, apportioned to each Noteholder for their respective percentage of the offering total (such cash receipts being paid to the Company from various third-party merchant accounts established to receive customer credit card payments).  All payments will first be applied to principal.  Once the entire principal balance has been repaid, the remaining payments will be applied to interest.  In no circumstance will the repayment of principal and interest extend beyond one year from the date of the issuance of each note.  On September 30, 2009, the Company agreed to offer the same repayment structure as in the promissory notes issued in the September 2009 Offering to the holders of the May 2009 and July 2009 Promissory Notes.

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

At September 30, 2009, our principal sources of liquidity consist of cash generated from product sales, advances of funds from officers and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the pay down of past due accounts payable, servicing debt, the funding of operating losses until we achieve profitability, and expenditures for general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products.

At September 30, 2009, our cash and cash equivalents were $0, and we had negative working capital of nearly $5.7 million.  During the nine months ended September 30, 2009, because of a lack of capital, we have issued 34,950,000 shares of common stock in payment for employee compensation, investor relations, lead generation and for marketing, promoting and merchandising our product.  The value of the services and shares was $1,080,500.  At September 30, 2009, we had $1,107,000 in notes payable obligations, of which $707,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	2009	2008	Change

Operating activities	$(90,000)	$(362,910)	$30,546
Investing activities	-	(12,735)	9,599
Financing activities	90,000	375,500	(40,000)
Change	$-	$(145)	$145

Operating Activities
Operating cash flows for the nine months ended September 30, 2009 reflect our net loss of $1,985,541, offset by changes in working capital of $502,482 and non-cash items (depreciation and amortization, loss on office relocation, impairment loss and stock-based payments for compensation and services) of $1,393,059. The change in working capital is primarily related to decreases in accounts receivable, prepaid expenses and other assets coupled with increases in accounts payable, accrued expenses and advances from officers, all offset by a decrease in customer deposits.  The increase in accounts payable, accrued expenses and advances from officers are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our executive management.

Investing Activities
There was no cash used in investing activities for the nine months ended September 30, 2009.  During the same period in 2008, we spent $12,735 for trademarks.

Financing Activities
During the first nine months of 2009, we generated $70,000 from the issuance of two convertible promissory notes and $20,000 from the sale of common stock.  During the comparable period of 2008, we received net proceeds of $95,000 from the collection of an outstanding stock subscription agreement entered into in 2007.  We also issued convertible promissory notes for net proceeds of $323,000 and made payments of $42,500 on notes payable.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which the Company was granted an exclusive license to use its marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who the Company granted sublicense to for use of the marks on clothing.  The Company has not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  The Company settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by a shareholder.  The remaining balance was to be repaid with bi-monthly payments of $10,000 beginning April 30, 2009.  The Company has not made any additional payments and is in default of the most recent settlement agreement.  As such, Daddy may elect to declare the recent settlement agreement null and void and resume its pursuit of the amount due under the original settlement agreement, but the Company has not yet been notified that Daddy has chosen to do so.

On or about May 15, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against the Company in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by the Company to Fish for Fish’s providing of legal services on the Company’s behalf in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in all of the Trademarks owned by the Company and all associated goodwill.  In its response to the Fish action, the Company asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against the Company for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the Company’s trademarks, which action was served on the Company’s registered agent on approximately October 19, 2009.  Given the Company’s decision to no longer use its existing Trademarks, the Company is working on an agreement with Fish to affect an orderly transfer of the Trademarks to Fish in exchange for the forgiveness of all indebtedness to Fish, which amount is included in Notes Payable under Current Liabilities as of September 30, 2009.

On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against the Company in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.)  The complaint claims damages  in the amount of $420,000.  In its answer to the complaint, the Company contends that Fenton has failed to mitigate damages, Fenton’s damages are speculative, and Fenton made certain representations concerning a lease restructure that the Company relied on to its detriment.  See Note 7 for a description of the Company’s loss on relocation of office including our estimated liability with respect to the Carlsbad Lease.

On or about September 24, 2009, Leslie T. Gladstone, Trustee for Debtor Reuven Rubinson, filed a complaint against the Company in the United States Bankruptcy Court, Southern District of California, asserting claims for breach of contract, open book account, and turnover of property of the estate.  Damages claimed in the complaint total $130,000 plus interest from July 2, 2007.  In its response to the complaint, the Company has asserted that all debts previously owed to Mr. Rubinson have been paid in prior years either in cash or in shares of the Company’s common stock and that the Company owes Mr. Rubinson nothing.

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

On May 14, 2009, we sold a $20,000 face value, 10% convertible promissory note, together with 40,000 shares of common stock, pursuant to a private offering, to one individual and on July 28, 2009 we sold a $50,000 face value, 12% convertible promissory note, together with 100,000 shares of common stock, subject to a private offering, to one individual.  Under the terms of each promissory note, the principal and any unpaid accrued interest thereon is due and payable on 12 months from the date of issue.  The promissory note is convertible, at the option of the holder, into shares of the our restricted common stock at a price equal to 80% of the volume weighted average price for the last 30 trading days preceding conversion, and the  conversion price may not be less than $0.25 per share, or greater than $1.00 per share.  On September 30, 2009 we amended the offerings to provide five shares of the Company’s common stock for every dollar invested in each note.  Accordingly on September 30, 2009 we issued 60,000 and 150,000 shares of our common stock to the holders of the convertible notes issued in May and July 2009, respectively.

On September 4, 2009 we sold 800,000 shares of our common stock to an one individual $20,000.

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
Dated: November 17, 2009
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)