Form 10-K
period 2009-12-31
Whos Your Daddy Inc
filed 2010-04-14
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (949) 582-5933

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

Indicate by check mark whether the registrant (1) has filed all reports has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-k. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 13, 2009 was approximately $1,232,492.35.

The registrant had 59,194,938 shares of common stock and no shares of preferred stock outstanding as of April 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15:  (i) Registration Statement on Form 10SB, filed on January 18, 2002, (ii) Current Report on Form 8-K, filed on April 7, 2005, (iii) Annual Report on Form 10-K, filed on May 12, 2008, (iv) Current Report on Form 8-K, filed on July 23, 2008, (v) Current Report on Form 8-K, filed on October 16, 2008, (vi) Current Report on Form 8-K, filed on January 29, 2009, (vii) Current Report on Form 8-K, filed on August 26, 2009 , (viii) Current Report on Form 8-K, filed on September 18, 2009, (ix) Current Report on Form 8-K, filed on January 22, 2010, and (x) Current Report on Form 8-K, filed on April 6, 2010.

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

The transaction was accounted for as a reverse-acquisition because control of Snocone Systems, Inc. passed to WYD’s shareholders, and WYD was considered as the accounting acquirer and therefore its accounting history was carried forward as our history.  On April 13, 2005, the shareholders of Snocone Systems, Inc. voted to change our name to Who’s Your Daddy, Inc.

After developing an energy drink, we changed our primary business to the manufacture (on an outsource basis), sale and distribution of ready-to-drink The King of Energy® beverages centered on the trademark-protected brand, Who’s Your Daddy® which we began selling in 2005.  Although our primary focus was originally to expand upon sales of our energy drinks, we began exploring opportunities for the manufacture, sale and distribution of related products such as energy bars and concentrated energy “shots” as well as for the licensing of our proprietary name Who’s Your Daddy® for products that might take advantage of this distinctive name.

Description of Business
We had originally marketed our energy drinks through retail outlets mainly to a demographic of customers in their late teens through mid-thirties who were seeking alternatives to bad tasting energy drinks, coffee and other stimulants and were attracted to our products because of their energy boosting capabilities, pleasant taste, and also because of our edgy and provocative tradename.  Given the crowded energy drink market and high cost of acquiring shelf space, in late 2008, we developed and began marketing a new product, our Sport Energy Shot, on a test basis in limited retail markets to determine the best marketing strategy and demographic for this product.  Based on what we learned from marketing our Sport Energy Shot, the Company determined during the second quarter of 2009 we should change our marketing strategy and demographic in order to be competitive in the energy product marketplace.  During the last three quarters of 2009, the Company temporarily suspended its sales activity to focus on a new marketing strategy which will emphasize the sale of a new energy shot product over the internet to people in their late twenties, thirties, forties and fifties who are interested in fitness and health as well as gaining an energy boost.  The Company has developed the new energy shot product, “F.I.T.T. Energy With Resveratrol”, which contains a number of ingredients which certain scientific studies claim have various health and fitness benefits, and the Company intends to develop additional products in the future for this market niche.

Tradenames
Given the change in our marketing strategy and demographic, during the third quarter of 2009, the Company completed an extensive review of its tradenames, Who’s Your Daddy® and The King of Energy®.  We had been concerned these tradenames were not descriptive of our new products, were too offensive for a large segment of the market we will be trying to attract, and would not be effective names for our new marketing direction.  As disclosed in our Form 8-K filings of August 24, 2009 and September 15, 2009, the Company entered into Marketing and Lead Generation Agreements with two parties which together can supply us with lists of as many as 88 million high-quality email leads as well as merchant accounts for customer use.  Both parties had serious reservations concerning the use of the existing tradenames and felt we would not achieve optimum market penetration if continued their use.  Prior to 2008, while under previous management, the Company was a party to a various lawsuits involving the tradenames and their development, and a number of our influential shareholders and advisors have counseled us that they believe these existing tradenames were not viewed favorably by the business community and could be subject to further legal action.  They asked that the Company consider adopting a new tradename for its new products.

After careful review of numerous factors, including those described above, the Company has decided to no longer use the Who’s Your Daddy® and The King of Energy® tradenames.  We intend to re-brand our products using the name “F.I.T. T. Energy” which we consider to be non-offensive to our market demographic while being more descriptive of our new products.  During the first quarter of 2010, the Company began the process of changing its corporate name to FITT Energy, Inc., which name change will result in a new trading symbol.

Former Energy Shot Product
In late 2008, we began marketing our Sports Energy Shot, a concentrated two-ounce energy drink, designed to provide a zero calorie, sugar free, rapid and lasting energy boost which enhances muscle strength and endurance. One of the important ingredients in the energy shot is L-Arginine.  Arginine is an amino acid and is essential for optimum growth and in the regulation of protein metabolism. It is well established that Arginine facilitates the release of growth hormone (HGH), stimulates the pancreas for insulin production, and is a component in the hormone vasopressin produced by the pituitary gland. HGH-release by means of Arginine may offer benefits in the treatment of injuries, as well as strengthening the immune system, building lean muscle, and burning fat.  Arginine is also required by the body to carry out the synthesis of nitric oxide, a compound that, working through cGMP, relaxes blood vessels and allows more blood to flow through arteries. It has been hypothesized that taking extra Arginine will increase nitric oxide levels and increase blood flow.  In the second quarter of 2009, we suspended sales of the Sports Energy Shot to concentrate on the development of a new energy shot product.

New Energy Shot Product
Our new energy shot “F.I.T.T. Energy with Resveratrol” contains some of the most exiting supplements of this generation. These ingredients have been selected to enhance muscle strength and endurance, and promote cardiovascular health.  As in our Sports Energy Shot, the F.I.T.T. Energy Shot features Arginine in the form of L-Arginine and AKG Arginine.  Next the shot contains Resveratrol.  A substance found in grapes, Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to alter age-related decline.  Last, the F.I.T.T. Energy Shot will feature Green Tea catechin (ECGC), 5 HTP, and Chromium. These ingredients have good safety profiles and have solid support as weight-loss aides.  Unlike other energy shots that promise only a caffeine rush, the F.I.T.T. Energy Shot goes above and beyond to carefully add natural energy boosters including Ginseng & Guarana, as well as Vitamins B3, B4, B6, and B12.  It should also be noted that this new energy shot was specifically designed to allow us to seek the approval of the National Football League and Major League Baseball for use by their athletes upon receiving adequate funding.

Canned Energy Drink Products
We previously distributed our canned energy drinks in two flavors, Cranberry-Pineapple and Green Tea, with a Regular and Sugar-Free version of each.  Shipments began in 2005 with the Cranberry-Pineapple flavor.  During the first quarter of 2009, we suspended sales of our canned energy drink products to focus on our energy shots, but we may elect to resume sales of these products in the future, under the F.I.T.T. brand, in those situations where marketing, shipping, and product placement costs are minimal.

BUSINESS PLAN
On January 26, 2009, we entered into a Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC, a Nevada limited liability company (the “Steinberg Agreement”).  Subsequently, on August 24, 2009, we entered into a Marketing & Lead Generation Agreement with LSSE, LLC, an Iowa corporation (“LSSE”) (the “LSSE Agreement”) and the Steinberg Agreement was canceled.  Under the LSSE Agreement, LSSE agreed to provide a variety of services including marketing, public relations, and merchandising services, including introductions, negotiations, and support for our products, and the Company agreed to compensate LSSE by issuing them 10,000,000 shares of our common stock.  On November 25, 2009, we were informed by LSSE they would not be able to obtain final endorsement contracts, which were called for under the LSSE Agreement, until our new energy shot product was manufactured and our internet landing page was completed and available for review; therefore, LSSE could not fulfill their obligations under the LSSE Agreement.  LSSE instructed us to inform our transfer agent not to issue the 10,000,000 shares.  Due to recent changes at LSSE, we agreed that we would rework the LSSE Agreement, under the same terms and conditions, with a company owned by NFL Hall of Fame quarterback, Warren Moon, since Mr. Moon has the same athlete and media contacts to be able to perform the consulting services outlined in the LSSE Agreement.

During the first quarter of 2010, Mr. Moon was able to review our new F.I.T.T. Energy With Resveratrol product and internet landing page, and has agreed to provide his endorsement as can be seen at www.thefitthighway.com.  Additionally, Mr. Moon has agreed to reworking the LSSE Agreement whereby he will provide similar consulting services to those agreed to by LSSE.  The Company is now in the process of reworking the LSSE Agreement and expects it to be executed in the near future, at which time we will issue the previously committed 10,000,000 shares.

LSSE introduced the Company to Core Support Services, Inc. (“Core Support”), a company with significant experience in the areas of marketing of internet products and furthering business transactions and relationships through its existing lead lists and M-Wallet leads.  On October 17, 2009, we entered into a Marketing & Lead Generation Agreement with Core Support under which they agreed to provide up to 48 million email leads, develop an internet landing page for the marketing of our products, and provide a merchant account relationship to allow for credit card use by our customers.  In connection with this agreement, the Company agreed to issue 1,000,000 of its shares of common stock to a principal of Core Support and pay for the design of the internet landing page and for email broadcasts.

On September 16, 2009, the Company entered into a Marketing & Lead Generation Agreement with Gigamind Inc. (“Gigamind”), a Canadian corporation, under which Gigamind agreed to provide services similar to Core Support with respect to Gigamind’s 40 million email leads.  The Company has agreed to pay Gigamind a fee of $20.00 for each customer lead that results in the first billable sale to that customer, an additional fee equal to approximately 17% of the product sales price for each additional sale to that same customer.  In addition, the Company agreed to pay for Gigamind’s internet landing page design and for their email broadcasts.  On April 7, 2010, the Company terminated the agreement with  Gigamind prior to any services being performed, and entered into an agreement with Mochizmo LLC (“Mochizmo”), a Nevada Limited Liability Company with similar obligations and financial terms.

With the substantial email lists and merchant account relationships of both Core Support and Mochizmo,  we now can begin our internet marketing program with up to 88 million double opt-out email addresses, two merchant accounts, and two landing pages which will be completed in April 2010.

Operating and Marketing
Because of the magnitude of our debt burden, the Company has experienced significant difficulty raising capital from investors to pursue our operations and our new marketing plan.  The investors have required that we use the invested dollars to 1) build the websites, 2) produce inventory, 3) provide for call and fulfillment centers, 4) develop merchant account relationships for customer credit card use, 5) develop internet leads, and 6) pay basic business expenses including those necessary to keep the Company’s government filings current.  In addition, investors are requiring the Company develop a structure that will protect their investments from prior creditor claims.  Finally, investors have asked us to pursue additional funding to be used to mitigate existing debt at 10 to 15 cents per dollar of debt.

Operating Plan
The Company is negotiating an Operating Agreement (the “Operating Agreement”) with F.I.T.T. Energy Products, Inc. (“FITT”), a Nevada corporation owned by our CEO.  Terms of an Operating Agreement are still being evaluated, but we expect to include requirements for FITT to raise capital or pay us a license fee and perform certain operating services, including product production and internet marketing, with respect to the Company’s F.I.T.T. Energy With Resveratrol product.  As consideration for the performance of their obligations under the Operating Agreement, the Company and FITT have discussed that FITT will provide the Company funds sufficient to pay 1) salaries and benefits of the Company’s employees, 2) public company costs of the Company including, but not limited to, legal and audit costs, SEC filing fees, transfer agent fees, and investor relations fees, 3) other ongoing operating costs of the Company including, but not limited to costs for office and equipment rent, telephone and internet service, supplies, etc., and 4) a percentage of FITT’s net after tax income resulting from its operations on behalf of the Company.  In its discussions with FITT, the Company has expressed a willingness to issue shares of its common stock to investors as an inducement for their investment and will reserve enough of its common shares to allow for conversion of the notes into shares of the Company.

The Company and FITT have also discussed that FITT will record in its books all sales, cost of sales and operating expenses connected with its operations in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the investment dollars or from FITT’s operations will be the property of FITT and under the Operating Agreement.

There can be no assurance that we and FITT will successfully conclude our negotiations of the Operating Agreement.

Marketing Plan - Internet
The internet marketing will begin with an internet email campaign using an endorsement from Warren Moon and threemedical experts, Dr. Sam Maywood, Dr. Robert Maywood and Dr. Vince Valdez, who are also investors in the Company.  The internet rollout will be directed to the 88 million leads from Core Support and Mochizmo.  It will begin with an initial free trial offer consisting of a box of 12 free “F.I.T.T. Energy With Resveratrol” energy shots for every customer who clicks through to our landing page, www.thefitthighway.com, and provides their credit card for the billing of shipping, handling and processing fees (“SHP”).  The customer will then be automatically enrolled in a continuity program and, after 17 days from their agreement to receive the free trial offer, will be billed $72.00 plus SHP for 36 energy shots ($2 per energy shot).  After the customer is billed for his first 30 day supply of product, he will have the option to continue his program at special discounts while customizing the quantity of product ordered and frequency of delivery. Secondly, we will be creating an infomercial, perhaps through FITT, using the high-profile athletes and two physicians (Dr. Sam Maywood and Dr. Rand Scott) to explain and endorse the energy shot.  It is hoped that the infomercial will begin airing in the second or third quarter of 2010.  We anticipate being able to use media contacts to put up the TV air time for the infomercial on a joint venture based upon the initial test results for a negotiated profit split. Thirdly, we will work in geographic areas where our athlete endorsers have strong affiliations with local charities to provide an offer which benefits the consumer and charity.  Lastly, the Company through its strategic alliances has excellent contacts with which to penetrate the retail market place. In summary, we would be using the internet rollout and infomercial to build brand recognition for our products.  The brand recognition will then create consumer awareness for the retail market.

We expect that, because of our association with Warren Moon and his connections with high-profile athletes, we will be able to bring nationally recognizable sport figures to assist with the implementation of our marketing plan.  These well-known athletes will work with our medical expert, Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott is a former player and physician for Penn State’s football team and a graduate of Penn State. He is on the board of PriCara Pharmaceutical, a Johnson & Johnson Company and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.  We are confident these relationships will greatly enhance the Company’s image and provide even greater brand awareness which we think will lead to a substantial increase in sales.  We believe this strategy will be the most cost efficient way to build brand recognition with the least amount of capital.

The online marketing blueprint, which will begin with the new “F.I.T.T. Energy with Resveratrol” energy shot, will use testing and scientific marketing methodologies to determine the best offer and appeal for the product.  This will be accomplished by creating multiple offers and multiple appeals by sending paid traffic to the various landing pages. The traffic we send will result in conversions to sales and or some predetermined free trial offer.  Once we know the offer and appeal with the best click-through-rate (CTR) and conversion, we will refine that offer and do further testing to improve our metrics. Once we are satisfied with our offer and appeal, we will insert our offer into a cost-per-action (CPA) network.  In essence, CPA networks broker leads for a fixed cost. The CPA network will run a limited test to determine conversions within the network. If we are satisfied with front end conversions and re-bill rates, we will do a full release to the other affiliates in the CPA network.

Marketing - Retail
On November 21, 2008, we entered into a Master Distributor Agreement (the “Distributor Agreement”) with Beryt Promotion, LLC, a Nevada limited liability company ( “Beryt”).  The Distributor Agreement has an initial term of one year, renewable annually, and provides that, in exchange for Beryt acting as the exclusive distributor of our energy drink products, with the right to sub-distribute, we shall: (1) sell our products to Beryt at a discount to the retail price; and (2) issue to Beryt an initial issuance of 100,000 shares of our common stock.  Subsequently, we issued an additional 1,000,000 common shares to Ramon Desage, owner of Beryt, for marketing and promotional expenses in December 2008, another 1,000,000 shares stock in February 2009, and another 1,000,000 shares in December 2009.  Also, in July 2009, we issued 500,000 shares of our common stock to several of Mr. Desage’s employees.  Our initial intent with this Distributor Agreement was to test the marketability of our Sport Energy Shot in a large market, as a precursor to marketing the product on a larger scale.  We have learned by evaluating our rollout of the energy shot in the Las Vegas market, that entrenched high quality relationships, such as Ramon Desage’s contacts, are key to obtaining high visibility in a new retail marketplace.

Production and Distribution
F.I.T.T. Energy With Resveratrol is produced at Wellington Foods Incorporated, a contract manufacturer of liquid and powder nutritional supplements since 1974.  In addition to its manufacturing facilities, Wellington has the in-house capabilities to develop products from concept for flavoring ingredient content to production, or to take an existing formula and extend the product line with new flavors or innovative ingredients.  Dr. Rand Scott, one of our medical experts and a shareholder, provided the ingredients for our new energy shot formula and Wellington provided the final flavoring and formulation.  Wellington owns the formula for F.I.T.T. Energy With Resveratrol, but there is no barrier to its recreation and there are numerous manufacturers within the U.S. capable of manufacturing the product.

The principal raw materials used to manufacture the energy shot are plastic bottles, nutritional supplements, flavoring agents, and concentrates as well as other ingredients from independent suppliers.  These raw materials are readily available from any number of sources in the United States.

The F.I.T.T. Energy Shot will be shipped to customers from the Van Nuys, California facility of Moulton Logistics Management, one of the nation’s leading fulfillment resources.  From its 200,000 square foot west coast facility, Moulton serves clients in all areas of b-to-b and b-to-c marketing, including DRTV, catalogs, online shopping, continuity programs, literature fulfillment and CRM services. The customer service representatives at Moulton Logistics Management are rigorously trained to understand every detail of our product / service, and strive to provide the highest possible levels of service. Their customer service includes inbound call processing, outbound sales projects, email customer service, product / technical information, promotion inquiry and order and shipping status inquiries. Because of our huge annual shipping volume, they are in a position to negotiate highly favorable shipping rates which are significantly lower than any single customer could negotiate. They are also skilled managers in providing our customers with expeditious, yet money saving ways of completing the final leg of distribution: shipping to the individual consumer or in bulk to a retail store or retail distribution point.  Their complete background can be viewed at http://www.moultonlogistics.com.

The Industry
Energy drinks, including two-ounce shots and canned drinks, are beverages with legal stimulants, vitamins, and minerals that give users a lift of energy.  Common ingredients are caffeine, taurine, ginseng, sugars, and various amounts of vitamins and minerals.  The products are consumed by individuals who are explicitly looking for the extra boost in energy.  Energy shots, in particular, are meant for people who want a jolt of caffeine without having to drink a big cup of coffee or one of the 16-ounce energy drinks that have become ubiquitous. They go down fast, more like medicine than a beverage. That is part of the appeal to their most devoted consumers: students cramming for exams or partying into the night, construction workers looking for a lift, drivers trying to stay awake, fitness enthusiasts, the “on-the-go” average person, and those seeking an alternative to coffee. Tired, stressed-out college students and workers have embraced energy shots, which promise a quick, convenient boost with fewer calories and less sugar than full-size energy drinks.

Sales of the 2-to-3 ounce shots soared to $544 million in 2008, double those of the previous year, according to Information Resources Inc. (“IRI”), a Chicago-based market research firm. In fact, energy shots are the fastest-growing segment of the $4.6 billion energy drink market, according to the market research firm Mintel International Group Ltd.  Living Essentials pioneered energy shots in 2004 with 5-Hour Energy, which still holds more than 75% of the market, says IRI. . Living Essentials has spent heavily on advertising to build the market and hold its position against newcomers. It has been reported that the company expects to spend $60 million this year on television advertising for 5-Hour Energy. Industry heavyweights such as Red Bull, Monster Energy, and Coca-Cola have since introduced their own energy shots. Sales of the energy shots are rising even as sales of traditional energy drinks like Red Bull have flattened out. Based on sales data collected by IRI it is estimated that energy shot sales would be about $700 million in 2009, not counting sales of non-reporting entities like Wal-Mart Stores.

Competition
The energy drink industry is intensely competitive and significantly affected by new product introductions and other market activities of industry participants.  The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns.  The F.I.T.T. Energy shot product competes with a number of other energy shots produced by a relatively few number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.  The principal competitors include 5 Hour Energy®, Red Bull®, and Monster Energy® among many others.  Management believes the F.I.T.T. energy shot’s unique healthy formula and affiliation with qualified medical expert as well as renowned athletes will give the company a vastly different entry into an rapidly expanding market.

Intellectual Property
We previously manufactured, promoted and sold our The King of Energy® energy drinks under our trademark-protected brand, Who’s Your Daddy®.  As discussed under “Tradenames” above, the Company decided during the third quarter of 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and to investigate the development of new tradenames.  Additionally, in October 2009, we were served with an action by Fish & Richardson, P.C. (“Fish”) to foreclose on their security interest in the our tradenames.  The security interest arose from a 2006 settlement agreement between the Company and Fish in connection with fees purportedly owed by us to Fish.  Given the Company’s decision to no longer use its Tradenames, the Company began working on an agreement with Fish to affect an orderly transfer of the Tradenames to Fish and, effective January 19, 2010, we entered into a settlement agreement with Fish under which we agreed to transfer all right, title and interest in our tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of all indebtedness owed them by the Company.

The Company currently has no other intellectual property.

Employees
As of the date of this Report, we employed two persons, both of whom are full-time.  We retain independent contractors as needed.  None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

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

ITEM 2.          PROPERTIES

We do not own any real property.  Our principal executive offices are located at 26381 Crown Valley Parkway, Suite 230, Mission Viejo, CA 92691 where we are leasing approximately 500 square feet under a month-to-month agreement that commenced in June 2009.  Monthly payments under the lease are currently $900.  As we have out-sourced manufacturing and product fulfillment, including product storage, we consider our leased office space adequate for the operation of our business.

ITEM 3.          LEGAL PROCEEDINGS

Sacks Motor Sports Inc.
On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the Court denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007.  On July 16, 2008, we entered into an Assignment of Claims Agreement (“Assignment Agreement”) with Anga M’Hak Publishing (“Anga M’Hak” ) and Edward Raabe, for the consideration of 150,000 shares of common stock and $100,000 in cash out of the proceeds of our proposed private placement.  We believe Anga M’Hak has a claim to offset the approximately $1,500,000 of the Sacks judgment.  As part of the Assignment Agreement, Anga M’Hak and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies.  In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in our pursuit of these claims.  We believe their affidavits will indicate that Sacks perpetrated fraud by not having the authority to enter into the contract, which wrongfully created the judgment in favor of Sacks.

Effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks and with Greg Sacks (“Greg”).  Under the Sacks Settlement, the Company has agreed to pay Sacks $100,000 on or before April 15, 2010 and issue to Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each.  The Sacks Settlement calls for the shares of stock to be delivered to the Company’s law firm, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for ten (10) consecutive months commencing July 15, 2010. The Shares will be free-trading upon receipt of a legal opinion from the Company’s counsel.  Sacks has agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 (One Hundred Thousand) Shares during any thirty (30) day period at any time.

Once the Company makes the $100,000 payment and delivers the 1,000,000 shares to SWSS, Sacks has agreed that it will irrevocably waive, release and surrender all rights relating to or arising from its judgment against us and will take all actions reasonably requested by the Company to cause the Judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.

Fish & Richardson
On or about May 15, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against us in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s providing of legal services on the Company’s behalf in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in all of the Tradenames owned by the Company and all associated goodwill.  In its response to the Fish action, the Company asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against the Company for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the Company’s tradenames, which action was served on the Company’s registered agent on approximately October 19, 2009.  Given the Company’s decision to no longer use its Tradenames, the Company began working on an agreement with Fish to affect an orderly transfer of the Tradenames to Fish and, effective January 19, 2010, we entered into a settlement agreement with Fish wherein the Company agreed to transfer all right, title and interest in its tradenames to Fish and Fish has agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010.

Christopher Wicks/Defiance
On May 8, 2007, we were served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against us, Edon Moyal and Dan Fleyshman under a contract allegedly calling for the payment of $288,000 in cash plus stock in our subsidiary, Who’s Your Daddy, Inc., a California corporation, and a certain percentage of the revenues of that subsidiary.  On February 1, 2008, we entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which we agreed to pay to the plaintiffs the sum of $252,000 under a payment schedule detailed therein.  As security for the settlement payment, defendants Fleyshman and Moyal together pledged 317,210 shares of common stock in the Company owned and held by them.  We are currently in default of the Settlement Agreement.

Who’s Ya Daddy
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

H.G. Fenton
On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against the Company in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.)  The complaint claims damages  in the amount of $420,000.  In its answer to the complaint, the Company contends that Fenton has failed to mitigate damages, Fenton’s damages are speculative, and Fenton made certain representations concerning a lease restructure that the Company relied on to its detriment.  On March 26, 2010, the Company attended a Case Management Conference during which a tentative trial date was set for January 14, 2011.  As of December 31, 2009, the Company has recorded a liability of $209,950 for the estimated future net rental expense for this lease.

Straub Distributing
On July 30, 2008, we entered into a Compromise and Settlement Agreement and Mutual Release (the “Straub Settlement”) with Straub Distributing, L.L.C. (“Straub”), a California Limited Liability Corporation.  We paid $7,500 on July 30, 2008 and were required to make two additional payments of $7,250 every sixty days for total payments to Straub of $22,000.  As part of the Straub Settlement, the parties executed a Stipulation for Entry of Judgment (the “Stipulation”) which could be pursued by Straub in the event any of the payments were late by more than fifteen days.  The Stipulation was in the amount of $40,000 against us plus attorney fees, costs and expenses to enforce the judgment, and was to be reduced by the amount of payments previously received.  We made one payment of $7,250, but were unable to make additional payments.  On January 2, 2009, Straub filed an action requesting entry of judgment against us in the principal sum of $25,250 as per the Stipulation.

Reuven Rubinson
On or about September 24, 2009, Leslie T. Gladstone, Trustee for Debtor Reuven Rubinson, filed a complaint against the Company in the United States Bankruptcy Court, Southern District of California, asserting claims for breach of contract, open book account, and turnover of property of the estate.  The claims stemmed from an employment agreement between Mr. Rubinson and the Company during the time Mr. Rubinson was a former CFO of the Company.  Damages claimed in the complaint total $130,000 plus interest from July 2, 2007.  In its response to the complaint, the Company asserted that all debts previously owed to Mr. Rubinson have been paid in prior years either in cash or in shares of the Company’s common stock and that the Company owes Mr. Rubinson nothing.  On February 8, 2010 we agreed to a Stipulation to Settle Adversary Proceeding with the Trustee whereby we agreed to forward to the Trustee evidence of the 100,000 shares of the Company’s common stock which had previously been issued to Mr. Rubinson in complete settlement of the claims.

Markstein Beverage
On December 22, 2009, a Default Judgment was entered against us by Markstein Beverage Co. (“Markstein”) in the amount of $5,000.  The matter, which was heard in Superior Court of California, Small Claims Division, arose from purported unpaid product distribution costs borne by Markstein.

Get Logistics
On March 19, 2008, a complaint was filed against us by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,278.72 for unpaid shipping charges.  We are attempting to settle this matter.

Worldwide Express
On March 3, 2009, a judgment was entered against us in favor of Worldwide Express for unpaid delivery services.  The amount of the judgment was $8,794 inclusive of interest and costs.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2009 fiscal year, no matters were submitted to a vote of the Company’s shareholders.

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

YEAR ENDED DECEMBER 31, 2009

QUARTER ENDED	HIGH	LOW
March 31, 2009	$0.13	$0.05
June 30, 2009	$0.07	$0.02
September 30, 2009	$0.04	$0.02
December 31, 2009	$0.20	$0.03

YEAR ENDED DECEMBER 31, 2008

QUARTER ENDED	HIGH	LOW
March 31, 2008	$0.26	$0.13
June 30, 2008	$0.45	$0.16
September 30, 2008	$0.32	$0.04
December 31, 2008	$0.12	$0.02

On April 13, 2010, the closing price for our common stock was $0.12.

Holders of Common Stock
According to the records of our transfer agent, Holladay Stock Transfer, as of April 7, 2009, we had approximately 177 holders of record of our common stock.

Dividends
We have never paid dividends on our stock and have no plans to pay dividends in the near future.  We intend to reinvest earnings in the continued development and operation of our business.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	0		0	833,334

Equity compensation plans not approved by security holders	1,018,248	(1)	$7.13	0

TOTAL	1,018,248	(1)	$7.13	833,334

(1)	Consists of warrants to purchase 1,018,248 shares at a weighted average stock price of $7.13, with strike prices ranging from $0.75 to $12.00, with an average weighted life of 1.20 years.

Sales of Unregistered Securities
On August 24, 2009, we issued 500,000 shares of common stock to one individual in exchange for services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On November 24, 2009, we issued 250,000 shares of common stock to one individual in exchange for services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On December 10, 2009, we issued 1,000,000 shares of common stock to one individual in exchange for services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On December 10, 2009, we issued 100,000 shares of common stock to one individual in exchange for services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On December 17, 2009, we issued 125,000 shares of common stock to one individual in connection with our issuance of Convertible Promissory Notes.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On December 21, 2009, we issued 125,000 shares of common stock to one individual in connection with our issuance of Convertible Promissory Notes.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On December 23, 2009, we issued 125,000 shares of common stock to one individual in connection with our issuance of Convertible Promissory Notes.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

ITEM 6.                             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Summary of Business
We presently manufacture (on an outsource basis), market, sell, and distribute our F.I.T.T. Energy With Resveratrol two-ounce energy shot.  We expect to develop other energy drink products in the future and are investigating marketing and distributing other synergistic products as well.

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

Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718 – Compensation (“ASC 718”), formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”  ASC 718 requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period.  The fair value of stock options is based upon the market price of our common stock at the grant date.  We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model.  The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock.  If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

Accounting for Non-Employee Stock-Based Compensation
We measure compensation expense for non-employee stock-based compensation in accordance ASC 505 – Equity, formerly EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model.  The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Modifications to Convertible Debt
We account for modifications of embedded conversion features (“ECF”) in accordance with ASC 470 – Debt (“ASC 470”), formerly EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments.”  ASC 470 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered a substantial (i.e., greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Derivative Financial Instruments
Derivative financial instruments, as defined in ASC 815 – Derivatives and Hedging (“ASC 815”), formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g., interest rate, security price or other variable), that require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, we have convertible debt with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in its financial statements.

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

Equity Instruments Issued with Registration Rights Agreement
We account for these penalties as contingent liabilities, applying the accounting guidance of ASC 450 – Contingencies, formerly SFAS No. 5, “Accounting for Contingencies” as required by FASB Staff Positions ASC 815, formerly FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which was issued December 21, 2006.  Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Recent Accounting Pronouncements
In March 2008, the FASB, affirmed the consensus of FASB Staff Position in ASC 470, formerly (FSP) APB No. 14-1 (APB 14-1), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  ASC 470 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  This pronouncement was effective on January 1, 2009.

In June 2008, the FASB issued ASC Topic 815 – Derivatives and Hedging, formerly EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  ASC 815 also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for above stated exception.  The adoption of ASC 815 had no material impact on our financial statements.

In May 2009, the FASB issued ASC 855 (“ASC 855”) – Subsequent Events, formerly SFAS No. 165, Subsequent Events)  ASC 855 , which is effective for interim and annual periods ending after June 15, 2009, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of ASC 855 did not have a material impact on its financial position, results of operations or liquidity.

In October 2009, FASB issued guidance for fair value measurements and improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The objective of the guidance is to improve these disclosures and improve transparency in financial reporting. The guidance now requires a reporting entity to (1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (2) present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements. In addition, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for purposes of reporting fair value measurement and the entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll-forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.

In October 2009, the FASB issued guidance for multiple-deliverable revenue arrangements. This guidance requires an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple-element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are currently evaluating the impact of adopting this new provision.

Results of Operations for the Fiscal Year Ended December 31, 2009 and 2008

Sales
Our sales consist of energy drink products sold to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

Sales decreased to $160,695 during 2009 from $745,050 in 2008.  During the last three quarters of 2009, we effectively had no sales compared to as we concentrated on developing a new energy shot product and an internet marketing program, both of which we expect to roll-out in the second quarter of 2010.  Our 2008 sales were mainly canned energy drinks and we paid $210,338 in promotion and merchandise allowances during this period which were recorded as reductions of sales.

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
Gross profit was $66,759 during 2009 compared to a gross loss of $33,536 during 2008.  Our gross margin in 2009 was 42% compared to a gross margin (loss) in 2008 of (5)%.  During the 2008 period, gross margin was negatively impacted by lower net selling prices, which were attributable to sales to a membership warehouse retailer and distributors, and $125,000 in inventory reserves resulting from expiring product.

Selling and Marketing Expenses
Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses increased to $935,432 during 2009 from $482,634 in 2008.  The 2009 period includes stock-based marketing expenses totaling $879,000 for common shares issued or committed to be issued for marketing, representation and lead generation services in connection with agreements between the Company and Ramon Desage (our Las Vegas distributor), Dr. Rand Scott, Dr. Sam Maywood, Dr. Robert Maywood, Fadi Nona, Corporate Resource Advisors Inc., Corporate Support Services LLC, H-Six, Ltd. and a designee of LSSE, LLC.  The 2008 period contained only $72,000 in such expenses.  During 2008, we were more aggressively pursuing sales and we incurred higher expenses for advertising and promotional materials ($148,000), salaries and commissions ($136,000) and sales expense including travel and entertainment ($80,000).

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses decreased to $1,166,907 during the 2009 period from $2,168,111 in same period in 2008.  The 2009 period includes a charge of $425,000 for stock compensation for shares issued in connection with employment agreements with two key employees, while the charge for stock-based compensation in the 2008 period of $750,382 included charges for employee compensation ($639,000) and services which were mainly legal and investor relations ($111,000).  In addition, because of lower headcount and professional fees, the 2009 period expenses were significantly lower than 2008 in the areas of legal and accounting ($250,000), salaries ($283,000), insurance ($47,000) and rent ($67,000).

Loss on Relocation of Office
In the second quarter of 2009, we moved our office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California.  The loss recorded represents $208,884 of estimated future net rent expense for the Carlsbad office lease and $27,896 for loss on disposal of property and equipment related to the move.

Loss on Impairment of Tradename
During the third quarter of 2009, the Company recorded a tradename impairment charge of $143,711, effectively reducing the value of this asset to zero.

Interest Expense
Interest expense decreased to $169,663 during the 2009 period from $313,325 for the comparable fiscal 2008.  The 2009 period includes $146,800 in non-cash interest expense on our convertible promissory notes compared to a similar charge of $63,652 in the 2008 period.  The remainder of the 2008 period expense consists primarily of cash-based interest on loans and advances either repaid or reclassified during later periods and $69,919 in registration rights penalties.

Gain on Extinguishment of Debt and Creditor Obligations
During 2008, we settled outstanding accounts payable, accrued liabilities, registration rights penalties and accrued salaries to certain executive officers through the issuance of shares of our common stock and/or cash.  As a result of the settlements, we recognized a net gain of $353,834 from these settlements.  No such settlements occurred during 2009.

Liquidity and Capital Resources
The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

At December 31, 2009, our principal sources of liquidity consist of the issuance of debt and equity securities and advances of funds from officers and shareholders.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, servicing debt, the funding of operating losses until we achieve profitability and expenditures for general corporate purposes.  Funds are expected to be used for building our new website, producing inventory, providing for call and fulfillment centers, developing a merchant account for customer credit card use, developing internet leads, and paying basic business expenses including those necessary to keep the Company’s government filings current.  While we have a high level of past-due debt and accounts payable, our investors are requiring that we raise additional capital to mitigate a substantial portion of this debt at 10 to 15 cents per dollar of debt.

We have been, and are, actively seeking to raise additional capital with debt and equity financing through private contacts.  Due to the highly competitive nature of the beverage industry, our significant debt burden, our expected operating losses in the foreseeable future, and the credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.  If we cannot obtain such financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

Convertible Promissory Notes
During the third quarter of 2008, we collectively issued $380,000 face value, 10% convertible promissory notes (“2008 Promissory Note”), each of which became due on January 15, 2010.  Each 2008 Promissory Note consisted of a convertible promissory note bearing interest at a rate of 10% per annum and two shares of our restricted common stock per face value dollar of the notes.  Upon the closing of a debt or equity offering of $1,750,000 prior to the due date, we were required to repay any amounts due under the 2008 Promissory Notes.

The 2008 Promissory Notes and any accrued interest thereon were convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the volume weighted average price (“VWAP”) for 30 trading days preceding the earlier of (i) closing of at least $3 million in gross proceeds from a private placement, or (ii) 12 months from the date of issuance.  The conversion price was subject to a floor of $0.50 per share and a ceiling of $0.75 per share.  If we were unable to complete the private placement by January 15, 2010, we were required to make equal monthly payments of principal and interest over a 60 month period.  During January 2010, we modified the conversion feature of the 2008 Promissory Notes to allow the noteholders to convert the principal and accrued interest owed them at $0.16 per share.  All of the noteholders elected to convert, and as a result, we issued them a total of 2,729,157 shares of our common stock during the first quarter of 2010.

In May 2009, the Company issued a $20,000 face value, 10% convertible promissory note (the “May 2009 Promissory Note”) together with 40,000 shares of its common stock.  In July 2009, the Company issued a $50,000 face value, 12% convertible promissory note (the “July 2009 Promissory Note”) together with 100,000 shares of its common stock.  These promissory notes and any accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the VWAP for the last 30 trading days preceding conversion but in no event shall the conversion price be less than $0.25 per share or greater than $1.00 per share.

On September 30, 2009, the Company commenced a new $300,000 offering (the “September 2009 Offering”) consisting of a convertible promissory note and five shares of the Company’s common stock for every dollar invested.  In commencing the September 2009 Offering, the Company also amended its May 2009 Offering and its July 2009 Offering to provide five shares of the Company’s common stock for every dollar invested in the note.  Accordingly, on September 30, 2009, the Company issued an additional 60,000 and 150,000 shares of its common stock to the holders of the May 2009 Promissory Note and the July 2009 Promissory Note, respectively.  In March 2010, we increased the amount of the September 2009 Offering from $300,000 to $400,000.

For promissory notes issued under the September 2009 Offering, payments of principal and interest are dependent on certain cash flow parameters.  Calculation of the amount to be paid will be based on ten percent (10%) of cash received by the Company from the sale over the internet of its F.I.T.T. Energy With Resveratrol energy shot for the entire amount of the offering, apportioned to each Noteholder for their respective percentage of the offering total (such cash receipts being paid to the Company from various third-party merchant accounts established to receive customer credit card payments).  All payments will first be applied to principal.  Once the entire principal balance has been repaid, the remaining payments will be applied to interest.  In no circumstance will the repayment of principal and interest extend beyond one year from the date of the issuance of each note.  On September 30, 2009, the Company agreed to offer this same repayment structure to the holders of the May 2009 and July 2009 Promissory Notes.

During the fourth quarter of 2009, we collectively issued $75,000 face value, 12% convertible promissory notes in connection with the September 2009 Offering together with 375,000 shares of our common stock.  These promissory notes and any accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the VWAP for the last 30 trading days preceding conversion but in no event shall the conversion price be less than $0.20 per share or greater than $1.00 per share.

Sales of Equity Securities
During 2009 we sold a total of 1,800,000 shares of our common stock to two investors for proceeds of $45,000.

At December 31, 2009, our cash and cash equivalents were $0, and we had negative working capital of approximately $5.5 million.  During 2009, because of a lack of capital, we have issued 30,400,000 shares of common stock in payment for employee compensation, investor relations, Director’s fees, lead generation, and for marketing, promoting and merchandising our product.  Also in 2009, we committed to issue 10,000,000 shares to LSSE in payment for lead generation and representation services.  Due to changes at LSSE which caused them to be unable to perform their obligations under our agreement with them, we agreed to rework that agreement, under the same terms and conditions, with a company owned by NFL Hall of Fame quarterback Warren Moon.  We are currently in the process of reworking the agreement and expect it to be executed in the near future, at which time we will issue the previously committed 10,000,000 shares.The value of the services and shares (issued and committed) was $1,334,200.

Due to our lack of capital, we are in default of certain note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain.  At December 31, 2009, we had $1,186,000 in notes payable obligations, of which $707,000 is in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows
The following table sets forth our cash flows for the year ended December 31:

	2009	2008	Change
Operating activities	$(189,456)	$(364,961)	$175,505
Investing activities	(544)	(10,684)	10,140
Financing activities	190,000	375,500	(185,500)
Change	$-0-	$(145)	$145

Operating Activities
Operating cash flows for the 2009 period reflects our net loss of $2,587,334 offset by changes in working capital of $500,317 and non-cash items (primarily consisting of stock-based payments for compensation and services, accretion of debt discounts, loss on relocation of our offices, and loss on impairment of tradename) of $1,897,561.  The change in working capital is primarily related to increases in accrued compensation, amounts owed to officers (or former officers), and accounts payable; decreases in accounts receivable and prepaid expenses and other assets; all offset by decreases in customer deposits and accrued expenses.  The increase in accrued compensation and accounts payable was due to the lack of operating capital to pay a significant portion of employees’ wages and to pay vendors.  Amounts owed to officers increased on additional advances due to lack of operating capital, while customer deposits decreased as customer prepayments in 2008 were applied to product shipments in 2009.  Because of a lack of operating capital, we issued shares of our common stock (or committed for such issuance) for services, and we relocated our office to a smaller, more affordable space.

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

Investing Activities
Cash expended for the 2009 period consisted of a $544 equipment purchase.  During the same period in 2008, we spent $10,684 for trademarks.

Financing Activities
During the 2009 period, we issued Convertible Promissory Notes for net proceeds of $145,000 and sold shares of our common stock for net proceeds of $45,000.

During the 2008 period, net proceeds of $95,000 were received from the collection of an outstanding stock subscription agreement entered into in 2007.  We also issued Promissory Notes for net proceeds of $323,000 and made payments on notes totaling $42,500.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Who’s Your Daddy, Inc.

We have audited the accompanying balance sheet of Who’s Your Daddy, Inc. (the “Company”) as of December 31, 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2009.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Who’s Your Daddy, Inc. as of December 31, 2009, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon
Newport Beach, California
April 14, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Who’s Your Daddy, Inc.

We have audited the accompanying balance sheets of Who’s Your Daddy, Inc. (the “Company”) as of December 31, 2008, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2008.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Who’s Your Daddy, Inc. as of December 31, 2008, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McKennon, Wilson & Morgan, LLP
Irvine, California
April 15, 2009

WHO’S YOUR DADDY, INC.
BALANCE SHEETS

	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $0 and $60,468 at December 31, 2009 and 2008, respectively.	—	33,496
Prepaid and other	6,945	37,691
Total current assets	6,945	71,187
Property and equipment, net	3,642	45,708
Tradename, net	—	143,711
Deposits	—	36,335
Total assets	$10,587	$296,941

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$868,626	$833,364
Accrued expenses	442,543	366,306
Accrued compensation	1,168,704	803,281
Customer deposits	227	115,576
Accrued litigation	1,790,000	1,790,000
Notes payable	812,567	607,000
Advances from officers	390,025	221,618
Total current liabilities	5,472,692	4,737,145
Notes payable, net of current portion	373,065	232,146
Total liabilities	5,845,757	4,969,291

Shareholders’ deficit:
Preferred stock, $0.001 par value: 20,000,000 shares authorized, 0 and 333,333 shares issued and outstanding at December 31, 2009 and 2008, respectively.	—	333
Common stock, $0.001 par value: 100,000,000 shares authorized, 52,795,781 and 19,870,781 shares issued and outstanding at December 31, 2009 and 2008, respectively.	52,796	19,871
Stock subscription receivable	—	—
Additional paid-in capital	25,828,049	24,436,127
Accumulated deficit	(31,716,015)	(29,128,681)
Total shareholders’ deficit	(5,835,170)	(4,672,350)
Total liabilities and shareholders’ deficit	$10,587	$296,941

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Sales	$160,695	$745,050
Cost of sales	93,936	778,586
Gross profit (loss)	66,759	(33,536)

Operating expenses:
Selling and marketing	935,432	482,634
General and administrative	1,166,907	2,168,111
Loss on relocation of office	236,780
Loss on impairment of tradename	143,711
Total operating expenses	2,482,830	2,650,745
Operating loss	(2,416,071)	(2,684,281)

Interest expense	169,663	313,325
Gain on Extinguishment of debt and creditor obligations	—	(353,834)
Other expense (income), net	800	(400)
Loss before income taxes	(2,586,534)	(2,643,372)
Income taxes	(800)	(800)
Net loss	$(2,587,334)	$(2,644,172)

Basic and diluted net loss per share	$(0.08)	$(0.18)

Weighted average number of common shares used in basic and diluted per share calculations	31,000,671	14,500,331

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Stock Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balance at December 31, 2007	333,333	$333	7,991,986	$7,992	$(95,000)	$22,606,307	$(26,484,509)	$(3,964,877)
Stock compensation expense - employees	—	—	2,745,091	2,745	—	620,904	—	623,649
Stock issued to settle accrued employee and officer compensation	—	—	2,479,699	2,480	—	419,070	—	421,550
Stock issued for services and operating expenses – non-employees	—	—	1,569,194	1,569	—	241,136	—	242,705
Stock issued for settlement of accrued registration rights penalties	—	—	1,602,989	1,603	—	238,845	—	240,448
Stock issued for creditor settlements	—	—	750,155	750	—	88,445	—	89,195
Stock subscription receivable	—	—	—	—	95,000	—	—	95,000
Stock issued under an investment banking agreement	—	—	380,000	380	—	48,534	—	48,914
Stock issued for anti-dilution provision	—	—	416,667	417	—	(417)	—	—
Stock issued for shares previously cancelled	—	—	75,000	75	—	(75)	—	—
Stock and warrants issued to distributors	—	—	1,100,000	1,100	—	68,547	—	69,647
Stock issued in connection with the issuance of convertible promissory notes	—	—	760,000	760	—	104,831	—	105,591
Net loss	—	—	—	—	—	—	(2,644,172)	(2,644,172)
Balance at December 31, 2008	333,333	333	19,870,781	19,871	—	24,436,127	(29,128,681)	(4,672,350)
Issuance of common stock for cash	—	—	1,800,000	1,800	—	43,200	—	45,000
Stock compensation expense - employees	—	—	17,000,000	17,000	—	408,000	—	425,000
Stock issued or committed to be issued for services and operating expenses – non-employees	—	—	13,400,000	13,400	—	895,800	—	909,200
Stock issued in connection with the issuance of convertible promissory notes	—	—	725,000	725	—	44,589	—	45,314
Cancellation of preferred shares outstanding	(333,333)	(333)	—	—	—	333	—	—
Net loss	—	—	—	—	—	—	(2,587,334)	(2,587,334)
Balance at December 31, 2009	—	$—	52,795,781	$52,796	$—	$25,828,049	$(31,716,015)	$(5,835,170)

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,587,334)	$(2,644,172)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	425,000	623,649
Common stock issued or committed to be issued for services rendered	909,200	312,352
Depreciation	13,627	22,755
Bad debt expense	22,443	—
Loss on relocation of office	236,780	—
Amortization of debt discount	146,800	63,652
Loss on impairment of tradename	143,711	—
Changes in operating assets and liabilities:
Accounts receivable	11,053	(3,863)
Inventories	—	454,792
Prepaid expenses and other assets	30,746	(7,521)
Accounts payable	35,262	265,995
Accrued expenses	28,688	21,181
Accrued compensation	365,423
Customer deposits	(115,349)	115,576
Accrued litigation	—	(22,000)
Due to officers	144,494	432,643
Net cash used in operating activities	(189,456)	(364,961)

Cash flows from investing activities:
Capital expenditures	(544)	—
Tradename	—	(10,684)
Net cash used in investing activities	(544)	(10,684)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	145,000	323,000
Payments on notes payable	—	(42,500)
Proceeds from the sale of common stock	45,000	95,000
Net cash provided by financing activities	190,000	375,500

Net decrease in cash and cash equivalents	—	(145)

Cash and cash equivalents at beginning of year	—	145
Cash and cash equivalents at end of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,864	$164,151
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to settle creditor obligations	$—	$329,643
Issuance of common stock for accrued salaries	$—	$421,550

See accompanying Notes to Financial Statements.

Who’s Your Daddy, Inc.
Notes to Financial Statement

1.              Business and Management’s Plan of Operation

Business
Who’s Your Daddy, Inc. (the “Company”)  manufactured (on an outsource basis), marketed, and distributed its The King of Energy® energy drinks, including two-ounce energy shots and canned energy drinks, centered on its trademark-protected brand, Who’s Your Daddy®.  We marketed our energy drinks mainly to a demographic of customers in their late teens through mid-thirties who were attracted to our products because of energy boosting capabilities, pleasant taste, and also because of our edgy and provocative tradename.  In late 2008, we began marketing a sports energy shot on a test basis in limited markets to determine where best this product would fit.  During the second and third quarter of 2009, the Company temporarily suspended its sales activity to focus on a new marketing strategy which will principally emphasize the sale of its energy shot products over the internet to people in their late twenties, thirties, forties and fifties who are interested in fitness and health as well as gaining an energy boost.  The Company has developed a new energy shot product containing a number of ingredients which various scientific studies describe as having certain possible health and fitness benefits, and the Company intends to develop additional products in the future for this market niche.

During the third quarter of 2009, the Company completed a review of its Who’s Your Daddy® and The King of Energy® tradenames given the change in our marketing strategy and demographic.  We have been concerned that these tradenames were not descriptive of our product, were too offensive for a large segment of the market we will be trying to attract, and would not be effective names for our current marketing direction.  Also in the third quarter of 2009, the Company entered into Marketing and Lead Generation Agreements with two parties which together can supply us with lists of as many as 88 million high-quality email leads as well as merchant accounts for customer use.  Both parties had serious reservations concerning the use of the existing tradenames and felt we would not achieve optimum market penetration if we continued their use.  Prior to 2008, while under previous management, the Company was a party to various lawsuits involving the tradenames and their development, and a number of our influential shareholders and advisors have counseled us that they believe these existing tradenames were not viewed favorably by the business community and could be subject to further legal action.  They asked that the Company consider adopting a new tradename for its new products.

After careful review of numerous factors, including those described above, the Company has decided to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and accordingly has recorded an impairment charge (see Note 5).  We intend to brand our new products using the name “F.I.T.T. Energy” which we consider to be non-offensive to our market demographic while being more descriptive of our new products.  In April 2010, the Board of Directors approved a resolution to change the Company’s corporate name to FITT Energy, Inc., and we are in the process of securing shareholder approval for the name change.  The corporate name change will result in a new trading symbol.

Management’s Plan of Operations
For the years ended December 31, 2009 and 2008, revenues declined to $160,695 from $745,050, respectively, primarily due to the lack of operating capital and our decision to temporarily suspend our sales activity to focus on our new marketing strategy and product development.  The Company has also incurred net losses of $2,587,334 and $2,644,172 for the years ended December 31, 2009 and 2008, respectively.  The net losses can be broken down as follows:

	2009	2008
Stock based expenses for compensation and services	$1,334,200	$936,001
Loss from tradename impairment and office relocation	380,491	—
Debt discount amortization and depreciation	160,427	86,407
All other operations	712,216	1,621,764
Total net loss	$2,587,334	$2,644,172

As of December 31, 2009, the Company had negative working capital in excess of $5.8 million, which includes $1.8 million of an accrued arbitration award for a lawsuit against the Company.

Management believes the Company’s operating losses have resulted from a combination of insufficient revenues generated to support its sales and marketing efforts, new product development and administrative time and expense of being a small publicly-traded company.  The Company is finalizing a new internet-based marketing plan for its energy shot products which it plans to roll-out in the second quarter of 2010.  We believe this marketing approach will allow us to reach a far greater number of customers than currently possible using traditional distribution networks at significantly reduced costs for marketing, shipping, and product placement than we have historically experienced.  The Company has also decided to limit any future sales of its canned energy drink products to those situations where marketing, shipping and product placement costs are minimal.

Cash required to implement the internet marketing plan will be significant and we have been in discussions with a number of interested investors.  The investors are requiring that investment dollars be used to 1) build the internet landing page, 2) produce inventory, 3) provide for call and fulfillment centers, 4) obtain the services of merchant accounts for customer credit card use, 5) develop internet leads, and 6) pay basic ongoing business expenses including current employee wages and benefits and all other costs necessary to keep the Company’s government filings current.  In addition, investors are requiring the Company develop a structure that will protect their investments from prior creditor claims.  Finally, investors have asked us to pursue additional funding to be used to mitigate existing debt at 10 to 15 cents per dollar of debt.

Because of the magnitude of our debt burden, the Company has experienced significant difficulty raising capital from investors to pursue our operations and our new marketing plan.  As a result, the Company is negotiating an Operating Agreement (the “Operating Agreement”) with F.I.T.T. Energy Products, Inc. (“FITT”), a Nevada corporation owned by our CEO, which recently commenced operations.  Terms of  an Operating Agreement are still being discussed, but we expect that they will include requirements for FITT to raise capital and perform certain operating services for the Company, including product production and internet marketing, with respect to the Company’s F.I.T.T. Energy With Resveratrol product.  As consideration for the performance of their obligations under the Operating Agreement, the Company and FITT have discussed that FITT will provide the Company funds sufficient to pay a license fee which will provide for 1) salaries and benefits of the Company’s employees, 2) public company costs of the Company including, but not limited to, legal and audit costs, SEC filing fees, transfer agent fees, and investor relations fees, 3) other ongoing operating costs of the Company including, but not limited to costs for office and equipment rent, telephone and internet service, supplies, etc., and 4) a percentage of FITT’s net after tax income resulting from its operations on behalf of the Company.  In its discussions with FITT, the Company has expressed a willingness to issue shares of its common stock to investors as an inducement for their investment and will reserve enough of its common shares to allow for conversion of the notes into shares of the Company.  The Company and FITT have also discussed that FITT will record in its books all sales, cost of sales and operating expenses connected with its operations in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the investment dollars or from FITT’s operations will be the property of FITT and under the Operating Agreement.  There can be no assurance that the Company and FITT will successfully conclude their negotiations of the Operating Agreement.

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

2.              Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Our significant estimates relate to the assessment of inventory reserves, long-lived assets, contingencies related to pending or threatened litigation, and the valuation of stock options and warrants to purchase common stock.

Concentrations of Credit Risks
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

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of December 31:

	2009	2008
Percent of accounts receivable	0%	100%
Number of customers	0	1

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended December 31:

	2009	2008
Percent of sales	97%	57%
Number of customers	1	2

The above sales represent sales of the Company’s canned energy drinks and Sports Energy Shot.  In the second quarter of 2009, the Company suspended sales of these products in order to concentrate on developing a new F.I.T.T. Energy With Resveratrol energy shot.  While the above information illustrates a significant concentration of sales, future sales of our new product will be made through an internet marketing campaign and will not create such a concentration.

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

Long-Lived Assets
The Company reviews its fixed assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset or discounted cash flows.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, minus costs to sell.

Fair Value of Financial Instruments
On January 1, 2009, the Company adopted ASC 820 (“ASC 820”) Fair Value Measurements and Disclosures.  The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Debt Issued with Common Stock
Debt issued with common stock is accounted for under the guidelines established by ASC Subtopic 470-20  – Accounting for Debt With Conversion or Other Options, formerly Accounting Principles Board ("APB") Opinion No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants” under the direction of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments”, and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. The Company records the relative fair value of common stock related to the issuance of convertible debt as a debt discount or premium.  The discount or premium is subsequently amortized over the expected term of the convertible debt to interest expense.

Modifications to Convertible Debt
The Company accounts for modifications of embedded conversion features (“ECFs”) in accordance with ASC 470-50 – Debt Modifications and Extinguishments, formerly EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments”.  ASC 470-50 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered substantial (i.e., greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

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

In July 2006, the FASB issued ASC 740-10 – Accounting for Uncertainty in Income Taxes, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 (“FIN 48”).”  The pronouncement clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  ASC 740-10 was effective for fiscal years beginning after December 15, 2006.  The cumulative effect of adopting ASC 740-10 was required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The adoption of ASC 740-10 did not have a material impact to the Company’s financial statements.

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

In accordance with ASC Subtopic 605-50 – Revenue Recognition – Customer Payments and Incentives, formerly EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer”, slotting fees, buy-downs, cooperative advertising and other reductions and incentives given by the Company to its customers are included as a reduction of revenue, rather than as a cost of goods sold.

Freight Costs
For the years ended December 31, 2009 and 2008, freight-out costs totaled $8,589 and $155,677, respectively, and have been included in cost of goods sold in the accompanying statements of operations.  Shipping terms are generally FOB destination and the Company does not pass freight costs to the customer.

Advertising Expenses
The Company accounts for advertising costs by expensing such amounts the first time the related advertising takes place.  Advertising expenses amounted to $428 and $111,543 for the years ended December 31, 2009 and 2008, respectively.

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are antidilutive in the loss periods.  At December 31, 2009 and 2008, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the years.  For the year ended December 31, 2009, the Company had 1,018,248 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting.  For the year ended December 31, 2008, the Company had 1,161,167 options and 1,023,010 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting.

Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC Subtopic 718 – Stock Compensation Awards Classified as Equity, formerly SFAS No. 123R (revised 2004), “Share-Based Payment.”  The Company accounts for all stock-based compensation using a fair-value method on the grant date and recognizes the fair value of each award as an expense over the requisite vesting period.

Accounting for Equity Instruments Issued to Non-Employees
The Company accounts for its equity-based payments to non-employees under ASC Subtopic 505 – Equity-Based Payments to Non-Employees, formerly Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the equity instrument issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to common stock and/or additional paid-in capital as appropriate.

Recent Accounting Pronouncements
In March 2008, the FASB, affirmed the consensus of FASB Staff Position in ASC Topic 470, formerly (FSP) APB No. 14-1 (APB 14-1), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  ASC 470 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  This pronouncement was effective on January 1, 2009.  The adoption of ASC 470 did not have a material impact on our financial statements.

In June 2008, the FASB issued ASC Topic 815 – Derivatives and Hedging, formerly EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  ASC 815 also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for above stated exception.  The adoption of ASC 815 did not have a material impact on our financial statements.

In May 2009, the FASB issued ASC 855 Topic – Subsequent Events, formerly SFAS No. 165, Subsequent Events.  ASC 855 , which is effective for interim and annual periods ending after June 15, 2009, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of ASC 855 did not have a material impact on its financial position, results of operations or liquidity.

In October 2009, FASB issued guidance for fair value measurements and improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The objective of the guidance is to improve these disclosures and improve transparency in financial reporting. The guidance now requires a reporting entity to (1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (2) present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements. In addition, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for purposes of reporting fair value measurement and the entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll-forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.

In October 2009, the FASB issued guidance for multiple-deliverable revenue arrangements. This guidance requires an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple-element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are currently evaluating the impact of adopting this new provision.

3.              Inventories

The Company had no inventory on December 31, 2009.  At December 31, 2008, our inventory, consisting of energy products, was fully reserved as the product was expired or near the expiration date or deemed not saleable.

4.              Property and Equipment

Property and equipment consist of the following at December 31:

	2009	2008
Furniture and fixtures	$6,536	$36,308
Computers	6,716	48,359
Software	2,584	5,235
Leasehold improvements	—	18,455
	15,836	108,357
Less accumulated depreciation	(12,194)	(62,649)
	$3,642	$45,708

As discussed in Note 10, we relocated our office from Carlsbad, California to Mission Viejo, California in May 2009.  In connection with this relocation, we recorded a loss on disposal of property and equipment of $27,896.  Depreciation expense for the years ended December 31, 2009 and 2008 was $13,627 and $22,755, respectively.

5.              Tradename, net

At December 31, 2008, the tradename asset represented tradenames with lives assumed to be perpetual, but reviewed annually for impairment or a lessening of the estimated useful lives.  During the three months ended September 30, 2009, as described in Note 1, the Company completed an extensive review of its tradenames given the change in our marketing strategy and demographic.  Additionally, as disclosed in Note 12, a creditor, Fish & Richardson, P.C. (“Fish”), filed an action on September 10, 2009 to foreclose on their security interest in the Company’s tradenames.    After careful review of numerous factors, the Company decided to no longer use the Who’s Your Daddy® and The King of Energy® tradenames and is in the process of developing new tradenames.  As a result, the Company recorded an impairment charge during the three-month period ended September 30, 2009 of $143,711, effectively reducing the value of the asset to zero.  Additionally, effective January 19, 2010, we entered into a settlement agreement with Fish wherein we agreed to transfer all right, title and interest in our tradenames to Fish and Fish has agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010.  See Note 12.

6.              Accrued Expenses

Accrued expenses consist of the following at December 31:

	2009	2008
Estimated future cost of office lease abandoned	$209,950	$—
Professional fees	—	72,914
Interest	125,746	115,746
Other	106,847	177,646
	$442,543	$366,306

7.     Accrued Compensation

Accrued compensation consists of the following at December 31:

	2009	2008
Accrued officers (and former officers) compensation	$769,776	$540,050
Other accrued compensation	59,995	5,475
Accrued payroll taxes	334,547	253,370
Other	4,386	4,386
	$1,168,704	$803,281

Accrued payroll taxes includes amounts recorded for delinquent payments of $258,489 and $253,370 in 2009 and 2008, respectively.  Due to our lack of capital, we have been unable to pay compensation to certain of our employees and also have unpaid payroll taxes.  In January 2010, we entered into settlement agreements with three former officers under which these former officers agreed to forgo the repayment of $379,141 in accrued compensation.  See Note 16.

8.     Notes Payable

Notes payable consist of the following at December 31:

	2009	2008
2008 Convertible Promissory Notes	$380,000	$380,000
Less: unamortized debt discount	(6,935)	(147,854)
2009 Convertible Promissory Notes	145,000	—
Less: unamortized debt discount	(39,433)	—
Note payable – vendor settlement	255,000	255,000
Note payable – distributor settlement	202,000	202,000
Note payable – trademark settlement	100,000	—
Notes payable - other	150,000	150,000
Subtotal	1,185,632	839,146
Less current portion	(812,567)	(607,000)
Long-term portion	$373,065	$232,146

2008 Convertible Promissory Notes
During 2008, the Company issued $380,000 face value, 10% convertible promissory notes (“2008 Promissory Notes”) together with 760,000 shares of common stock.  These notes together with accrued interest are due upon the completion of an offering of common stock or convertible securities of at least $1,750,000 (“Qualified Offering”) within 18 months from the date of issuance of the respective 2008 Promissory Notes (July and August 2008).  In the event the Company does not complete the Qualified Offering by January 15, 2010, the outstanding principal and accrued interest will be repaid over a 60 month period.

The outstanding principal and interest are convertible into shares of unregistered common stock at a conversion price equal to 80% of the volume weighted average price for the last 30 trading days preceding the earlier of (i) closing of at least $3,000,000 in gross proceeds, or (ii) twelve months from the initial closing date of the offering.  The conversion price may not be less than $0.50 per share or greater than $0.75 per share.  The market price of the common stock on the date of issuance of the 2008 Promissory Notes was less than the conversion price.

The Company paid a placement agent fee of $57,000 and issued 380,000 shares of common stock.  The Company allocated the proceeds between the 2008 Promissory Notes, the common stock issued to the holders and the offering costs based on their relative fair values which resulted in a debt discount on the date of issuance of $211,758.  The Company is amortizing the discount over the contractual term of the 2008 Promissory Notes.  During the years ended December 31, 2009 and 2008, the Company amortized $140,920 and $63,652 of the discount to interest expense, respectively.

During January 2010, we modified the conversion feature of the 2008 Promissory Notes to allow the noteholders to convert the principal and accrued interest owed them at $0.16 per share.  All of the noteholders elected to convert, and as a result, we issued them a total of 2,729,157 shares of our common stock in full settlement of notes payable and accrued interest of $436,664.  In connection with the settlement, the Company will record a loss on extinguishment of debt of $3,691 during the first quarter of 2010.  See Note 16.

2009 Convertible Promissory Notes
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

On September 30, 2009, the Company commenced a new $300,000 offering (the “September 2009 Offering”) consisting of a convertible promissory note bearing 12% interest and five shares of the Company’s common stock for every dollar invested.  In commencing the September 2009 Offering, the Company also amended its May 2009 Offering and its July 2009 Offering to provide five shares of the Company’s common stock for every dollar invested in the note.  Accordingly, on September 30, 2009, the Company issued 60,000 and 150,000 shares of its common stock to the holders of the May 2009 Promissory Note and the July 2009 Promissory Note, respectively.  In connection with the issuance of the additional shares, the Company recorded additional debt discount on September 30, 2009 for both notes totaling $5,067.  This was considered a modification of debt rather than an extinguishment based on FASB guidance.  In March 2010, we increased the amount of the September 2009 Offering from $300,000 to $400,000.

For promissory notes issued under the September 2009 Offering, payments of principal and interest will be made monthly beginning with the month of March 2010.  Calculation of the amount to be paid will be based on ten percent (10%) of cash received by the Company from the sale over the internet of its F.I.T.T. Energy With Resveratrol energy shot for the entire amount of the $300,000 offering, apportioned to each Noteholder for their respective percentage of the offering total (such cash receipts being paid to the Company from various third-party merchant accounts established to receive customer credit card payments).  All payments will first be applied to principal.  Once the entire principal balance has been repaid, the remaining payments will be applied to interest.  In no circumstance will the repayment of principal and interest extend beyond one year from the date of the issuance of each note.  On September 30, 2009, the Company agreed to offer the same repayment structure as in the promissory notes issued in the September 2009 Offering to the holders of the May 2009 and July 2009 Promissory Notes.

During December 2009 the Company issued notes with face value totaling $75,000 together with 375,000 shares of common stock under the September Offering.  The Company recorded an initial discount on the notes of $35,599.

Note Payable – Vendor Settlement
This note payable arose from a September 27, 2006 settlement agreement with Fish to convert $395,405 of outstanding accounts payable into a promissory note.  The agreement required the Company to pay $100,000 on or before September 30, 2007, of which $45,000 has been paid.  In addition, $200,000 was to have been paid at the closing of any financing of at least $3,500,000, which the Company has not been able to accomplish.  Interest at the rate of 10% per annum is to be accrued for all payments not timely made.  As of December 31, 2009 and 2008, the Company was in default for non-payment and the outstanding balance was classified as a current liability in the accompanying balance sheet.  Effective January 19, 2010, we entered into a settlement agreement with Fish wherein Fish agreed to acknowledge a full satisfaction of all amounts due them in connection with the settlement agreement.  See Note 12.

Note Payable – Distributor Settlement
This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which the Company agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010.  Interest was to accrue at 5% per annum beginning in August 2008.  The Company has made payments totaling $50,000 and is currently in default for non-payment.  As of December 31, 2009 and 2008, the outstanding balance was classified as a current liability in the accompanying balance sheet.  See Note 12.

Note Payable – Trademark Settlement
This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy.   The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid.  The payment of $25,000 was paid through a loan by a former officer.  The note payable contains no provision for interest.  As of December 31, 2009, the Company was in default for non-payment and the outstanding balance was classified as a current liability in the accompanying balance sheet.   See Note 12.

Notes Payable – Other
This category represents notes payable to two individuals.  As of December 31, 2009 and 2008, the Company was in default for non-payment and the outstanding balance was classified as a current liability in the accompanying balance sheet.

9.              Related Parties

As described in Note 1, the Company has limited capital resources and liquidity.  As a result, during 2009 and 2008, an officer of the Company and one of its former officers each has advanced funds to the Company in order for it to pay certain obligations.  In addition, prior to the 2008 calendar year, two other former officers advanced funds to the Company, which amounts have not been fully repaid.  At December 31, 2009 the Company owes a total of $390,025 to these individuals for these advances.  The amounts outstanding are due upon demand and do not incur interest.

In January 2010, we entered into settlement agreements with three of the former officers under which these former officers agreed to forgo the repayment of $375,324 in amounts owed for these advances.  See Note 16.

During 2008, the Company borrowed $30,000 from a relative of a former officer and used the funds to pay certain operating expenses.  This amount together with interest of $5,000 was repaid during 2008.

10.   Loss on Relocation of Office

In May 2009, the Company moved its office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California.  Because our Carlsbad lease runs through March 2012 and is still in force, we calculated our future minimum rent expenditures, adjusted for an estimate of the landlord’s future cash receipts from sublease based on current market lease rates, and accordingly recorded a loss relating to this lease of $208,884 for the year ended December 31, 2009.  Additionally in the same period, we recorded a loss on disposal of property and equipment related to the move of $27,896, bringing the total loss resulting from the relocation of our office to $236,780.  See Note 12 for discussion of a lawsuit filed by the former landlord.

11.       Commitments and Contingencies

As discussed in Note 10, the Company vacated its office in Carlsbad, California and recorded an expense for our estimated net future rental expense under the non-cancellable operating lease with the Carlsbad landlord.  The Company leases its current office space in Mission Viejo, California on a month-to-month basis and has no other non-cancellable operating leases.  Rent expense under operating leases amounted to $55,340 and $114,664, respectively, for the years ended December 31, 2009 and 2008, respectively.

12.       Litigation

Sacks Motor Sports Inc.
On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the Court denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007.  On July 16, 2008, we entered into an Assignment of Claims Agreement (“Assignment Agreement”) with Anga M’Hak Publishing (“Anga M’Hak” ) and Edward Raabe, for the consideration of 150,000 shares of common stock and $100,000 in cash out of the proceeds of our proposed private placement.  We believe Anga M’Hak has a claim to offset the approximately $1,500,000 of the Sacks judgment.  As part of the Assignment Agreement, Anga M’Hak and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies.  In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in our pursuit of these claims.  We believe their affidavits will indicate that Sacks perpetrated fraud by not having the authority to enter into the contract, which wrongfully created the judgment in favor of Sacks.

Effective March 30, 2010 we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks and with Greg Sacks (“Greg”).  Under the Sacks Settlement, the Company has agreed to pay Sacks $100,000 on or before April 15, 2010 and issue to Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each.  The Sacks Settlement calls for the shares of stock to be delivered to the Company’s law firm, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for ten (10) consecutive months commencing July 15, 2010. The Shares will be free-trading upon receipt of a legal opinion from the Company’s counsel.  Sacks has agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 (One Hundred Thousand) Shares during any thirty (30) day period at any time.

Once the Company makes the $100,000 payment and delivers the 1,000,000 shares to SWSS, Sacks has agreed that it will irrevocably waive, release and surrender all rights relating to or arising from its judgment against us and will take all actions reasonable requested by us to cause the Judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.

Fish & Richardson
On or about May 15, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against us in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s providing of legal services on the Company’s behalf in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in all of the tradenames owned by the Company and all associated goodwill.  In its response to the Fish action, the Company asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against the Company for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the Company’s tradenames, which action was served on the Company’s registered agent on approximately October 19, 2009.  Given the Company’s decision to no longer use its Tradenames, the Company began working on an agreement with Fish to affect an orderly transfer of the Tradenames to Fish and, effective January 19, 2010, we entered into a settlement agreement with Fish wherein the Company agreed to transfer all right, title and interest in its tradenames to Fish and Fish has agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010.

Christopher Wicks/Defiance
On May 8, 2007, we were served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against us, Edon Moyal and Dan Fleyshman under a contract allegedly calling for the payment of $288,000 in cash plus stock in our subsidiary, Who’s Your Daddy, Inc., a California corporation, and a certain percentage of the revenues of that subsidiary.  On February 1, 2008, we entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which we agreed to pay to the plaintiffs the sum of $252,000 under a payment schedule detailed therein.  As security for the settlement payment, defendants Fleyshman and Moyal together pledged 317,210 shares of common stock in the Company owned and held by them.  We are currently in default of the Settlement Agreement.

Who’s Ya Daddy
On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which the Company was granted an exclusive license to use its marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who the Company granted sublicense to for use of the marks on clothing.  The Company has not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  The Company settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by a shareholder.  The remaining balance was to be repaid with bi-monthly payments of $10,000 beginning April 30, 2009.  The Company has not made any additional payments and is in default of the most recent settlement agreement.  As such, Daddy may elect to declare the recent settlement agreement null and void and resume its pursuit of the amount due under the original settlement agreement, but the Company has not yet been notified that Daddy has chosen to do so.  The amount due is included in Notes Payable.  See Note 8.

H.G. Fenton
On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against the Company in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.)  The complaint claims damages  in the amount of $420,000.  In its answer to the complaint, the Company contends that Fenton has failed to mitigate damages, Fenton’s damages are speculative, and Fenton made certain representations concerning a lease restructure that the Company relied on to its detriment.  On March 26, 2010, the Company attended a Case Management Conference during which a tentative trial date was set for January 14, 2011.  As illustrated in Note 6, the Company has recorded a liability of $209,950 for the estimated future net rent expense for this lease.

Straub Distributing
On July 30, 2008, we entered into a Compromise and Settlement Agreement and Mutual Release (the “Straub Settlement”) with Straub Distributing, L.L.C. (“Straub”), a California Limited Liability Corporation.  We paid $7,500 on July 30, 2008 and were required to make two additional payments of $7,250 every sixty days for total payments to Straub of $22,000.  As part of the Straub Settlement, the parties executed a Stipulation for Entry of Judgment (the “Stipulation”) which could be pursued by Straub in the event any of the payments were late by more than fifteen days.  The Stipulation was in the amount of $40,000 against us plus attorney fees, costs and expenses to enforce the judgment, and was to be reduced by the amount of payments previously received.  We made one payment of $7,250, but were unable to make additional payments.  On January 2, 2009, Straub filed an action requesting entry of judgment against us in the principal sum of $25,250 as per the Stipulation.  The amount due is recorded in Accounts Payable in the accompanying financial statements.

Reuven Rubinson
On or about September 24, 2009, Leslie T. Gladstone, Trustee for Debtor Reuven Rubinson, filed a complaint against the Company in the United States Bankruptcy Court, Southern District of California, asserting claims for breach of contract, open book account, and turnover of property of the estate.  The claims stemmed from an employment agreement between Mr. Rubinson and the Company during the time Mr. Rubinson was a former CFO of the Company.  Damages claimed in the complaint total $130,000 plus interest from July 2, 2007.  In its response to the complaint, the Company asserted that all debts previously owed to Mr. Rubinson have been paid in prior years either in cash or in shares of the Company’s common stock and that the Company owes Mr. Rubinson nothing.  On February 8, 2010, we agreed to a Stipulation to Settle Adversary Proceeding with the Trustee whereby we agreed to forward to the Trustee 100,000 shares of the Company’s common stock which had previously been issued to Mr. Rubinson in complete settlement of the claims.

Markstein Beverage
On December 22, 2009, a Default Judgment was entered against us by Markstein Beverage Co. (“Markstein”) in the amount of $5,000.  The matter, which was heard in Superior Court of California, Small Claims Division, arose from purported unpaid product distribution costs borne by Markstein.  The amount due is recorded in Accounts Payable in the accompanying financial statements.

Get Logistics
On March 19, 2008, a complaint was filed against us by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,278.72 for unpaid shipping charges.  We are attempting to settle this matter.  The amount due is recorded in Accounts Payable in the accompanying financial statements.

Worldwide Express
On March 3, 2009, a judgment was entered against us in favor of Worldwide Express for unpaid delivery services.  The amount of the judgment was $8,794 inclusive of interest and costs.  The amount due is recorded in Accounts Payable in the accompanying financial statements.

13.       Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2009	2008

Pretax loss
Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Impairment of tradenames	-1.9%	—
Amortization of debt discount	-1.9%	-1.0%
Non-deductible entertainment	-0.3%	-0.1%
Temporary differences:
Change in valuation allowance	-35.7%	-38.7%
Total provision	0.0%	0.0%

The major components of the deferred taxes are as follows at December 31:

	Asset (Liability)
	2009	2008
Current:
Reserves and accruals	$1,160,463	$1,057,296
Noncurrent:
Net operating losses	7,830,391	7,020,355
Stock compensation	498,662	498,662
Valuation allowance	(9,489,516)	(8,576,313)
Net deferred tax asset	$—	$—

Based on federal tax returns filed through December 31, 2009, the Company had available approximately $22,284,000 in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating  loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure.  Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes.  For Federal income tax purposes, the net operating losses begin to expire in 2027.  The Company has relied on the issuance of common stock to fund certain operating expenses.  The Company may have experienced a change in ownership as defined in Section 382 of the Internal Revenue Code.  In the event the Company experienced a change in ownership, net operating loss carryforwards for federal income tax reporting will be limited based on the fair value of the Company on the date of change in ownership.  Such change is expected to provide benefit to the Company only upon the attainment of profitability.

During the years ended December 31, 2009 and 2008, the Company’s valuation allowance increased by approximately $913,203 and $1,016,311, respectively.

14.       Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock of which 0 and 333,333 shares are issued and outstanding at December 31, 2009 and 2008, respectively.  The outstanding shares were owned by two former officers of the Company, both of whom agreed to cancel their shares in December 2009 for no consideration.  The preferred shares are not convertible into common stock and have no preference rights, however, each share is entitled to four votes on a common stock basis.  The Certificate of Designation related to these shares has not been filed with the State of Nevada and these preferred shares will not have voting power until this filing is accomplished.

15.       Common Stock

Sales of Common Stock
During 2009, the Company sold 1,800,000 shares of its common stock for cash proceeds of $45,000.

Issuance of Common Stock to Officers and Employees
During 2009, the Company issued a total of 17,000,000 shares of common stock to an officer and an employee in connection with Employment Agreements dated August 24, 2009, and recorded stock-based compensation amounting to $425,000 in General and Administrative expense in connection with the issuance.  A minimum of 15,400,000 of the shares were restricted and subject to lock-up provisions that prohibit the officer and employee from selling, transferring or otherwise encumbering the shares for a period of six (6) months.  The fair value of the shares was determined based on the closing stock price on the date of issuance and the shares were earned on their respective dates of issuance.

During 2008, the Company issued stock awards totaling 2,745,091 shares of common stock to four employees and recorded stock-based compensation of $623,649 in connection with the issuance.  Of this amount, $8,981 was recorded in Selling and Marketing expense and the remainder in General and Administrative expense.  Also in 2008, the Company issued 2,479,699 shares of common stock to certain executive officers and employees for settlement of salaries accrued during 2007 through May 2008 totaling $348,719.  The fair market value of the common stock issued was $421,549, based on the closing stock price on the date of settlement which resulted in additional stock-based compensation of $72,830 recorded in General and Administrative expense.  All shares issued contained a Rule 144 restriction.

Issuance of Common Stock to Consultants and Advisors
During 2009 the Company issued 13,400,000 shares of common stock to consultants with an aggregate fair value totaling $609,200.  Of this amount, $579,000 was recorded in Selling and Marketing expense and $30,200 in General and Administrative expense.  The shares were issued for marketing, representation, lead generation, and investor relations services as well as for director’s fees.  In addition during 2009, the Company committed to the issuance to a consultant of 10,000,000 shares with a fair value of $300,000 for marketing, representation and lead generation services, which amount has been recorded in Selling and Marketing expense.  The fair value of the shares was determined based on the closing stock price on the date of issuance and the shares were earned on their respective vesting dates.  As of the date of this report, the 10,000,000 committed shares have not been issued, but we expect to issue them during the second quarter of 2010.

During 2008, the Company issued 1,569,194 shares of common stock to consultants with an aggregate fair value totaling $242,705.  Of this amount, $30,750 was recorded in Selling and Marketing expense and the remainder in General and Administrative expense The shares were issued for marketing, representation, investor relations services as well as for director’s fees, legal fees and legal settlements.  The fair value of the shares was determined based on the closing stock price on the date of issuance and the shares were earned on their respective vesting dates.

Issuance of Common Stock for Settlement of Registration Rights Penalties
In February 2008, the Company received notice from an investor in a November 2005 financing that it was exercising the registration rights penalties contained in the documentation related to that financing and that it was owed $480,897.  The Company and the investor entered into a settlement agreement that required the Company to issue 1,602,989 shares of unregistered common stock to this investor to settle the registration rights claim in full which resulted in a gain on the settlement of $240,448.  There are no liabilities for registration rights as of December 31, 2009.

Issuance of Common Stock for Settlement of Obligations
During 2008, the Company issued 750,155 shares of common stock to settle creditor obligations including accounts payable, accrued expense and registration rights obligations.  For the year ended December 31, 2008, the aggregate fair value of the common stock for the settlement of accounts payable, accrued expense and registration rights obligations was $329,643.  The fair value of the shares for each period was based on the closing stock price on the date of issuance.

Issuance of Common Stock Warrants to Consultants
Since the Company’s inception, it has issued warrants to purchase common stock to certain consultants, service providers and distributors.  The following is a summary of the stock warrant activity.

	Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2007	1,023,010	$7.16
Granted	—	—
Exercised	—	—
Cancelled	—	—
Warrants outstanding, December 31, 2008	1,023,010	$7.16
Granted	—	—
Exercised	—	—
Cancelled	(4,762)	15.00
Warrants outstanding, December 31, 2009	1,018,248	$7.13

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average remaining life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.75 - $6.00	250,000	2.94	$0.75	250,000	$0.75
$6.00 - $12.00	768,248	0.63	9.20	768,248	9.20
	1,018,248			1,018,248

For the years ended December 31, 2009 and 2008, the Company recorded $0 and $87,011, respectively in stock-based compensation for these stock warrants.  As of December 31, 2008, there was no future stock-based compensation expense to be recorded for these outstanding warrants to purchase common stock.

Issuance of Common Stock Options to Employees
Since the Company’s inception, it has issued options to purchase common stock to certain employees and officers.  The following is a summary of the stock option activity.

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding, December 31, 2007	1,411,167	$9.09
Granted	—	—
Exercised	—	—
Cancelled	(250,000)	9.60
Options outstanding, December 31, 2008	1,161,167	$9.10
Granted	—	—
Exercised	—	—
Cancelled	(1,161,167)	9.10
Options outstanding, December 31, 2009	—	$—

For the years ended December 31, 2009 and 2008, the Company recorded $0 and $221,507, respectively in stock-based compensation for these stock options.  As of December 31, 2009, there was no future stock-based compensation expense to be recorded for these outstanding stock options.

On June 29, 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company’s common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares.  Up to 833,333 shares of the Company’s common stock, subject to adjustment in the event of stock splits and other similar events, may be issued pursuant to awards granted under the 2007 Plan.  The 2007 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.  As of December 31, 2009, no stock option grants have been made under the 2007 Plan.

16.       Subsequent Events

Debt Compromise – Fleyshman and Moyal
The Company entered into letter agreements (the “Letter Agreements”) dated January 13, 2010 with two former officers and directors, Dan Fleyshman (“Fleyshman”) and Edon Moyal (“Moyal”), whereby Fleyshman and Moyal agreed that the Company would not be required to repay indebtedness owed them totaling $630,691 ($200,458 in accrued salaries, $370,026 in unpaid loans and advances, and $60,207 in unpaid services provided.)  Additionally, the Letter Agreements require Fleyshman and Moyal to assign a total of 2,044,428 shares of the Company’s common stock (the “Assigned Shares”) held in their name for the purpose of liquidation and repayment of certain other specified debt (the “Specified Debt”).  In the Letter Agreements, the Company gave no assurance that it would be able to liquidate the Assigned Shares or, if liquidated, the proceeds, net of costs of settlement of the Specified Debt (including legal fees) and liquidation of the Assigned Shares, would be sufficient to repay the Specified Debt.  Therefore the Letter Agreements do not provide a release by the Company to Fleyshman and Moyal of any liability they may have for the Specified Debt.  On January 20, 2010, Fleyshman and Moyal completed their obligations under the Letter Agreements by providing the Assigned Shares to the Company.  In connection with the Letter Agreements, the Company expects to record an adjustment during the three-month period ending March 31, 2010.  In addition, the Company may record an additional adjustment in future periods if it can successfully liquidate some or all of the Assigned Shares and repay some or all of the Specified Debt.

Debt Compromise – former officer
The Company entered into a Settlement Agreement and General Release (the “Officer Settlement Agreement”) dated January 15, 2010 with a former officer (the “Officer”) whereby the Officer agreed to accept 75,000 shares of the Company’s common stock (the “Shares”) as full repayment of indebtedness owed by the Company totaling $183,981 ($178,683 in accrued salaries and $5,298 in unpaid loans and advances.)  The Officer Settlement Agreement provides that the Company will endeavor to obtain an opinion from counsel confirming that the Shares need not contain a restrictive legend under Rule 144.  The Officer signed the Officer Settlement Agreement on January 19, 2010.  In connection with the Officer Settlement Agreement, the Company expects to record a gain on extinguishment of debt of $170,481 during the three-month period ending March 31, 2010.

Sale of Stock
On January 13, 2010, the Company sold 75,000 shares of its common stock for net proceeds of $10,000.

Settlement with Fish & Richardson
Effective January 19, 2010, we entered into a settlement agreement with Fish wherein the Company agreed to transfer all right, title and interest in its tradenames to Fish and Fish has agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010.  See Note 12.

Conversion of Convertible Promissory Notes
On January 22, 2010, notified the holders of our 2008 Promissory Notes that we were modifying the conversion feature of the notes to allow the noteholders to convert the principal and accrued interest owed them at $0.16 per share.  All of the noteholders elected to convert, and as a result, we issued them a total of 2,729,157 shares of our common stock during the first quarter of 2010.  The Company expects to record a loss on extinguishment of debt of $3,691 during the three-month period ending March 31, 2010 in connection with the conversions.

Issuance of Convertible Promissory Notes
On March 1, 2010, the Company issued $50,000 face value, 12% convertible promissory notes under the September 2009 Offering together with 250,000 shares of its common stock.

Amendment to Sam Maywood Agreement
On March 3, 2010, the Company entered into Amendment No.2 to the Sam Maywood Agreement which included the issuance of 1,000,000 more shares.  The shares were fully vested on March 3, 2010 and the Company expects to record a selling and marketing expense of $120,000 in connection with their issuance based on the closing price of the stock on the date of the amendment.

Cancelation of Shares
On March 3, 2010, the Company and Dr. Robert Maywood reached an agreement whereby the Company canceled 300,000 shares of common stock previously issued to Dr. Maywood in October 2009.

Financial Public Relations Agreement - APPL
On March 23, 2010, the Company entered into a Financial Public Relations Agreement with APPL International Inc. (“APPL”) (the “APPL Agreement”) under which APPL agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The APPL Agreement has a term of 6 months and can be terminated by either party with immediate notice.  In connection with the APPL Agreement, the Company agreed to issue 1,000,000 shares of its common stock to an employee of APPL.  The shares were fully vested on March 23, 2010, the date of issuance, and will be released to APPL’s employee on a schedule set forth in the APPL Agreement.

Financial Public Relations Agreement - ICA
On April 9, 2010, the Company entered into a Consulting Agreement with Issuers Capital Advisors, LLC(“ICA”) (the “ICA Agreement”) under which ICA agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The ICA Agreement has a term of 6 months and can be terminated by either party after sixty days for any reason.  In connection with the ICA Agreement, the Company agreed to issue 570,000 shares of its common stock to ICA.  The shares were fully vested on April 9, 2010, the date of issuance, and will be released to ICA on a schedule set forth in the ICA Agreement.

Amendment to Articles of Incorporation
In April 2010, the Board of Directors approved a resolution to amend the Company’s Articles of Incorporation to change the corporate name to FITT Energy, Inc. and to increase the authorized number of common shares from 100,000,000 to 150,000,000.  The amendment is subject to shareholder approval and the Company is in the process of obtaining such approval.

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

In connection with the reorganization of MWM in which certain of its audit partners resigned from the Former Auditors and have joined dbbmckennon (“DBBM”).  The Former Auditors resigned as the independent auditors of Who’s Your Daddy, Inc. (the “Company”), effective May 4, 2009.  MWM had been the Company’s auditor since February 25, 2008.  The Company’s Board of Directors (the “Board”) approved the resignation of McKennon, Wilson & Morgan LLP on May 4, 2009.

Effective May 4, 2009, the Board appointed dbbmckennon (the “New Auditors”) as the Company’s independent auditors.

During the Company’s two most recent fiscal years and subsequent interim period on or prior to May 4, 2009, the Company has not consulted with the New Auditors regarding either i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

The report of MWM with respect to our financial statements for the year ended December 31, 2008 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph relative to substantial doubt about our ability to continue as a going concern.  Since appointment as our independent auditors through the date of this report, there were no disagreements between us and MWM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MWM would have caused MWM to make reference to the subject matter of the disagreements in connection with its report on our financial statements for such years through the date of this letter.

ITEM 9A                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2008 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of December 31, 2009.

ITEM 9A(T)       CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B                       OTHER INFORMATION

On April 13, 2009, Edon Moyal resigned from all positions as an officer and director with us, and as of December 31, 2009 is no longer employed by the Company.  Michael R. Dunn, our Chief Executive Officer and Chief Financial Officer, filled the vacancy of Corporate Secretary created by the resignation of Mr. Moyal.

PART III

ITEM 10                          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Michael R. Dunn	58	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Derek Jones	72	Director

Michael R. Dunn, our Chief Executive Officer, Chief Financial Officer, and member of our Board of Directors, joined us on May 28, 2008.  From December 1995 and continuing through the present, Mr. Dunn is the Chief Executive Officer of Bankers Integration Group, Inc., an e-commerce company serving the automotive finance and insurance industry.  Bankers Integration Group, Inc. filed for Chapter 11 bankruptcy protection in 2008 and the assets of this company were sold as part of that proceeding.  Mr. Dunn spends two to three hours a week working for Bankers Integration Group, Inc. in connection with winding down of that business.  Mr. Dunn also served as Chairman and Chief Executive Officer of Mountaineer Gaming, a Russell 2000 gaming and entertainment company, as well as being the owner, manager, or director of various businesses, both large and small.  Mr. Dunn attended La Crosse State University, Wisconsin, in business and has extensive training in business management and leadership.

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

To the best of our knowledge, since December 31, 2008, the following delinquencies occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Derek Jones, Director	0	2	Form 4, Form 5
Ramon Desage, 10% Shareholder	0	1	-0-

Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer.  Our Code of Ethics was an exhibit to our Annual Report on Form 10-k for the fiscal year ended December 31, 2006 and filed with the SEC on April 16, 2007.

ITEM 11                        EXECUTIVE COMPENSATION

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael R. Dunn,	2009	$183,150	$-0-	$350,000	$-0-	$-0-	$-0-	$533,150
CEO, CFO (1)	2008	$105,000	$-0-	$340,000	$-0-	$-0-	$-0-	$445,000

Edon Moyal,	2009	$37,500	$-0-	$-0-	$-0-	$-0-	$-0-	$37,500
Secretary, Exec. V.P. (2)	2008	$177,500	$-0-	$100,305	$-0-	$-0-	$-0-	$277,805

Dan Fleyshman,	2008	$90,000	$-0-	$17,379	$-0-	$-0-	$-0-	$107,379
President (3)

John F. Moynahan,	2008	$66,226	$-0-	$-0-	$-0-	$-0-	$-0-	$66,226
CFO (4)

(1)	Joined us May 28, 2008. Stock award was valued based on the share price on the day of issuance.
(2)	Resigned as an officer and director on April 13, 2009, and is no longer an employee as of December 31, 2009.
(3)	Resigned May 28, 2008.
(4)	Resigned November 21, 2008.
(5)	Stock award shares, issued in connection with employment agreements, are restricted under Rule 144.
(6)
Options previously issued to Edon Moyal and Dan Fleyshman to purchase 521,667 and 521,667 common shares, respectively, were forfeited in 2009 as neither person was employed by the Company at the end of the period.

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

Director Compensation
On October 15, 2009 the Board of Directors approved a program to compensate our outside directors at the rate of $3,000 per calendar quarter in cash or in equivalent value of shares of our common stock.  Prior to that, our directors were not compensated for their services.  All directors are entitled to reimbursement of expenses incurred in the performance of their duties as directors, including their attendance at Board of Directors meetings.

During 2009, the Company accrued directors fees for Derek Jones in the amount of $3,000.  During 2009 and 2008, Derek Jones was issued 100,000 and 37,500 shares of common stock, respectively. The fair value of these shares was $2,700 in 2009 and $4,501 in 2008.

Grants of Plan Based Awards
There were no grants of plan-based awards during our last fiscal year.

ITEM 12                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the common stock ownership as of the date of this Report, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company’s common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 59,194,938 shares of common stock outstanding.  Note that there are no outstanding preferred shares.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class(2)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class
Michael R. Dunn, CEO, CFO, Secretary, and Director	16,000,000	27.0%	-0-	0.0%
Derek Jones, Director	100,000	*	-0-	0.0%
All executive officers and directors as a group (two persons)	16,100,000	27.2%	-0-	0.0%
Rand Scott, MD	5,100,000	8.6%	-0-	0.0%
Sam Maywood, MD	3,150,000	5.3%	-0-	0.0%
Ramon Desage	3,000,000	5.2%	-0-	0.0%

*Less than 1%.
(1)  c/o our address, P.O. Box 4709, Mission Viejo, CA  92690, unless otherwise noted.
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

ITEM 13                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14                         PRINCIPAL ACCOUNTING FEES AND SERVICES

dbbmckennon and McKennon, Wilson & Morgan LLP (the “Independent Auditors”) were our independent auditors and examined our financial statements for the years ended December 31, 2009 and 2008, respectively.  The Independent Auditors performed the services listed below and were as paid the aggregate fees listed below for the years ended December 31, 2009 and 2008.

Audit Fees
The Independent Auditors were paid aggregate fees of approximately $45,000 for the fiscal year ended December 31, 2009 and approximately $81,141 for the fiscal year ended December 31, 2008 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit Related Fees
The Independent Auditors were not paid additional fees for either the year ended December 31, 2009 or the fiscal year ended December 31, 2008 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees
The Independent Auditors were not paid fees for the year ended December 31, 2009 or the fiscal year ended December 31, 2008 for professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees
The Independent Auditors were not paid any other fees for professional services during the year ended December 31, 2009 or the fiscal year ended December 31, 2008.

Board of Directors Pre-Approval Policies and Procedures
The Company’s Board of Directors has policies and procedures that require the pre-approval by the Board of all fees paid to, and all services performed by, the Company’s independent accounting firms.  The fees and services provided as noted above were authorized and approved by the Board in compliance with the pre-approval policies and procedures described herein.

PART IV

ITEM 15                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005(1)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001(2)
3.2	Amended and Restated Bylaws, dated December 4, 2001(2)
10.1	Assignment of Rights Agreement with Anga M’Hak Publishing and Edward Raabe, dated July 16, 2008(3)
10.2	Consulting Agreement with BSW & Associates, dated September 16, 2008(4)
10.3	Consulting Agreement with Net Vertex New York Inc., dated October 23, 2008 (5)
10.4	Separation Agreement and General Release with John F. Moynahan, dated November 21, 2008 (5)
10.5	Master Distributor Agreement with Beryt Promotion, LLC, dated November 21, 2008 (5)
10.6	Marketing & Representation Agreement with Leigh Steinberg Sports & Entertainment LLC, dated January 26, 2009 (6)
10.7	Marketing & Lead Generation Agreement with Leigh Steinberg Sports & Entertainment LLC, dated August 21, 2009 (7)
10.8	Marketing & Representation Agreement with Rand Scott M.D. dated August 24, 2009 (7)
10.9	Employment Agreement with Michael R. Dunn dated August 24, 2009 (7)
10.10	Employment Agreement with Robert E. Crowson, Jr. dated August 24, 2009 (7)
10.11	Marketing & Lead Generation Agreement with Gigamind Inc. dated September 16, 2009 (8)
10.12	Letter Agreement with Dan Fleyshman dated January 13, 2010 (9)
10.13	Letter Agreement with Edon Moyal dated January 13, 2010 (9)
10.14	Settlement Agreement and General Release with Joseph Conte dated January 15, 2010 (9)
10.15	Settlement Agreement and Release of All Claims with Fish & Richardson P.C. dated January 19, 2010 (9)
10.16	Settlement Agreement and Release with Sacks Motor Sports, Inc. and Greg Sacks dated effective March 30, 2010 (10)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.
(2)	Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 23, 2008.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 16, 2008.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on May 12, 2008.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 29, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 26, 2009.
(8)	Incorporated by reference from our Annual Report on Form 8-K filed with the Commission on September 18, 2009.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 22, 2010.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHO’S YOUR DADDY, INC.

DATED: April 14, 2010	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)