Form 10-Q
period 2010-03-31
Whos Your Daddy Inc
filed 2010-05-21
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 21, 2010, there were 70,419,938 shares of our common stock issued and outstanding.

WHO’S YOUR DADDY, INC.
FORM 10-Q
MARCH 31, 2010

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

WHO’S YOUR DADDY, INC.
BALANCE SHEETS
	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Inventories	43,285	—
Prepaid and other	15,538	6,945
Total current assets	58,823	6,945
Property and equipment, net	2,947	3,642
Total assets	$61,770	$10,587

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$814,371	$868,626
Accrued expenses	406,801	442,543
Accrued compensation	867,453	1,168,704
Customer deposits	227	227
Accrued litigation	1,790,000	1,790,000
Notes payable	603,982	812,567
Advances from officers	48,956	390,025
Total current liabilities	4,531,790	5,472,692
Notes payable, net of current portion	—	373,065
Total liabilities	4,531,790	5,845,757

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized, 58,724,938 and 52,795,781 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.	58,725	52,796
Additional paid-in capital	27,337,599	25,828,049
Accumulated deficit	(31,866,344)	(31,716,015)
Total shareholders’ deficit	(4,470,020)	(5,835,170)
Total liabilities and shareholders’ deficit	$61,770	$10,587

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Sales	$—	$160,420
Cost of sales	—	93,239
Gross profit	—	67,181

Operating expenses:
Selling and marketing	141,685	119,174
General and administrative	218,004	239,338
Total operating expenses	359,689	358,512
Operating loss	(359,689)	(291,331)

Interest expense	52,611	48,957
Gain on extinguishment of debt and creditor obligations	(263,970)	—
Other expense, net	2,000	400
Loss before income taxes	(150,330)	(340,688)
Income taxes	—	—
Net loss	$(150,330)	$(340,688)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Weighted average number of common shares used in basic and diluted per share calculations	55,088,991	20,497,722

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(150,330)	$(340,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment creditor settlements	(263,970)	—
Common stock issued for services rendered	194,175	95,790
Depreciation	695	4,901
Amortization of debt discount	19,504	35,000
Changes in operating assets and liabilities:
Accounts receivable	—	(2,536)
Inventories	(43,285)	(1,348)
Prepaid expenses and other assets	(7,593)	35,288
Accounts payable	5,952	26,803
Accrued expenses	33,583	48,030
Accrued compensation	112,014	—
Advances from officers	34,255	98,760
Net cash used in operating activities	(65,000)	—

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	55,000	—
Proceeds from the sale of common stock	10,000	—
Net cash provided by financing activities	65,000	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,525	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of former officer obligations	$848,795	$—
Issuance of common stock for conversion of notes payable and interest	$436,664	$—
Settlement of note payable and interest for zero value assets	$267,661	$—

See accompanying Notes to Financial Statements.

WHO’S YOUR DADDY, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

1.	Business

Business
Prior to the second quarter of 2009, Who’s Your Daddy, Inc. (the “Company”)  manufactured (on an outsource basis), marketed, and distributed it’s The King of Energy® energy drinks, including two-ounce energy shots and canned energy drinks, centered on its trademark-protected brand, Who’s Your Daddy®.  In the second quarter of 2009, we temporarily suspended our sales activity to focus on a new marketing strategy which will emphasize the sale of a new energy shot product over the internet to people in their late twenties, thirties, forties and fifties who are interested in fitness and health as well as gaining an energy boost.  The development of the new energy shot product was completed in December 2009.  The new product, named F.I.T.T. Energy With Resveratrol (the “FITT Energy Shot”), contains a number of ingredients which various scientific studies describe as having certain possible health and fitness benefits.  The first production run of the FITT Energy Shot occurred in the first quarter of 2010, and we expect sales to begin in the second quarter of 2010.  The Company intends to develop additional products in the future for this market niche.

As a result of our decision to pursue a new marketing direction with our FITT Energy Shot product, we decided in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in our tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by the Company.  See Note 8.

In April 2010, the Board of Directors approved a resolution to change the Company’s corporate name to FITT Energy, Inc., which we consider to be non-offensive to our market demographic while being more descriptive of our new products.  We are in the process of securing shareholder approval for the name change, which will result in a new trading symbol.

Management’s Plan of Operations
For the year ended December 31, 2009, revenues declined to $160,695 from the 2008 level of $745,050, primarily due to the lack of operating capital and our decision to temporarily suspend our sales activity to focus on our new marketing strategy and product development.  The Company has also incurred net losses of $2,587,334 and $2,644,172 for the years ended December 31, 2009 and 2008, respectively.  For the three months ended March 31, 2010, we had no revenues and experienced a net loss of $150,330.  This net loss can be broken down as follows:

Stock based expenses for services rendered	$194,175
Debt discount amortization and depreciation	20,199
Gain on extinguishment of debt obligations	(263,970	) *
All other operations	199,926
Total net loss	$150,330

* This gain does not include a credit to Additional Paid-in Capital of $835,295 which resulted from settlement agreements reached during the first quarter of 2010 with three former officers of the Company. See Note 10.

As of March 31, 2010, we had negative working capital in excess of $4.4 million, which includes $1.8 million of an accrued arbitration award for a lawsuit against the Company.

Management believes our operating losses have resulted from a combination of insufficient revenues generated to support our sales and marketing efforts, new product development and administrative time and expense of being a small publicly-traded company.  The Company has finalized a new internet-based marketing plan for the FITT Energy Shot which we plan to roll-out in the second quarter of 2010.  We believe this marketing approach will allow us to reach a far greater number of customers than currently possible using traditional distribution networks at significantly reduced costs for marketing, shipping, and product placement than we have historically experienced.  The Company has also decided to limit any future sales of our canned energy drink products to those situations where marketing, shipping and product placement costs are minimal.

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

Because of the magnitude of our debt burden, the Company has experienced significant difficulty raising capital from investors to pursue our operations and our new marketing plan.  As a result, the Company is negotiating an Operating Agreement (the “Operating Agreement”) with F.I.T.T. Energy Products, Inc. (“FITT”), a Nevada corporation owned by our CEO, which recently commenced operations.  Terms of an Operating Agreement are still being discussed, but we expect that they will include requirements for FITT to raise capital and perform certain operating services for the Company, including product production and internet marketing, with respect to the Company’s FITT Energy Shot.  As consideration for the performance of their obligations under the Operating Agreement, the Company and FITT have discussed that FITT will provide the Company funds sufficient to pay a license fee which will provide for 1) salaries and benefits of the Company’s employees, 2) public company costs of the Company including, but not limited to, legal and audit costs, SEC filing fees, transfer agent fees, and investor relations fees, 3) other ongoing operating costs of the Company including, but not limited to costs for office and equipment rent, telephone and internet service, supplies, etc., and 4) a percentage of FITT’s net after tax income resulting from its operations on behalf of the Company.  In its discussions with FITT, the Company has expressed a willingness to issue shares of its common stock to investors as an inducement for their investment and will reserve enough of its common shares to allow for conversion of the notes into shares of the Company.  The Company and FITT have also discussed that FITT will record in its books all sales, cost of sales and operating expenses connected with its operations in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the investment dollars or from FITT’s operations will be the property of FITT and under the Operating Agreement.  There can be no assurance that the Company and FITT will successfully conclude their negotiations of the Operating Agreement and, as a result, all operating revenue and expenses, as well as assets and liabilities, continue to be recorded on the Company’s books.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the Company’s Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company’s financial position, results of operation and cash flows.  The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are anti-dilutive in the loss periods.  At March 31, 2010 and 2009, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the years.  For the three months ended March 31, 2010, the Company had 518,248 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered as dilutive under the treasury-stock method of accounting.  For the three months ended March 31, 2009, the Company had 1,161,167 options and 1,023,010 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered as dilutive under the treasury-stock method of accounting.

Recent Accounting Pronouncements
In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 during the three months ended September 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards.

In January 2010, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

3.	Inventories

The Company had no inventory on December 31, 2009.  At March 31, 2010, our inventory consisted of the following:

Raw materials – boxes and labels	$8,784
Finished goods – FITT Energy Shots	34,501
Total inventory	$43,285

4.	Accrued Expenses

Accrued expenses consisted of the following at:

	March 31, 2010	December 31, 2009
Estimated future cost of office lease abandoned	$209,950	$209,950
Interest	84,004	125,746
Other	112,847	106,847
	$406,801	$442,543

5.	Accrued Compensation

Accrued compensation consists of the following at:

	March 31, 2010	December 31, 2009
Accrued officers (and former officers) compensation	$457,086	$769,776
Other accrued compensation	93,433	59,995
Accrued payroll taxes	312,548	334,547
Other	4,386	4,386
	$867,453	$1,168,704

During the three month period ended March 31, 2010, we entered into settlement agreements with three former officers under which these former officers agreed to forgo the repayment of $379,141 in accrued compensation.  These settlements also allowed for a reduction in accrued payroll taxes on unpaid payroll in the amount of $34,123.  See Note 10.

The accrued payroll taxes category includes amounts recorded for delinquent payments of $262,803 and $258,489 at March 31, 2010 and December 31, 2009, respectively.  Due to our lack of capital, we have been unable to pay compensation to certain of our employees and also have unpaid payroll taxes.  As part of our settlement agreements with two of the three former officers, which is more fully discussed in Note 10, the two former officers agreed to allow the Company to liquidate a total of 2,044,428 shares of our common stock held in their name, and use the proceeds to repay certain debt including delinquent payroll taxes.

6.	Notes Payable

Notes payable consists of the following at:

	March 31, 2010	December 31, 2009
Convertible promissory notes – 2010 issuance	$55,000	$—
Less: unamortized debt discount	(19,903)	—
Convertible promissory notes – 2009 issuance	145,000	145,000
Less: unamortized debt discount	(28,115)	(39,433)
Convertible promissory notes – 2008 issuance	—	380.000
Less: unamortized debt discount	—	(6,935)
Note payable – vendor settlement	—	255,000
Note payable – distributor settlement	202,000	202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – other	150,000	150,000
Subtotal	603,982	1,185,632
Less current portion	(603,982)	(812,567)
Long-term portion	$—	$373,065

Convertible Promissory Notes – 2010 Issuance
In September 30, 2009, we commenced a $300,000 offering consisting of a convertible promissory note bearing 12% interest and five shares of the Company’s common stock for every dollar invested.  In March 2010, we increased the amount of the offering from $300,000 to $400,000, and in April 2010 we again increased the amount of the offering to $500,000.

During the three months ended March 31, 2010, we issued notes with face value totaling $55,000 together with 275,000 shares of common stock in connection with this offering, and recorded an initial discount on the notes of $21,154.

Convertible Promissory Notes – 2008 Issuance
During the three month period ended March 31, 2010, we modified the conversion feature of the 2008 convertible promissory notes to allow the noteholders to convert the principal and accrued interest owed them at $0.16 per share, which qualified for extinguishment accounting.  All of the noteholders elected to convert, and as a result, we issued them a total of 2,729,157 shares of our common stock in full settlement of notes payable and accrued interest totaling $436,664.  In connection with the settlement, the Company recorded a loss on extinguishment of debt of $3,691 during the first quarter of 2010.

Notes Payable – Vendor Settlement
Effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous providerof legal services to us, wherein we agreed to transfer all right, title and interest in our tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of all debt owed by the Company to Fish, consisting of a note payable in the principal amount of $255,000 and accrued interest of $12,661.  In connection with the settlement, the Company recorded a gain on extinguishment of debt of $267,661 during the first quarter of 2010.   See Note 8.

7.	Related Parties

As described in Note 1, the Company has limited capital resources and liquidity.  As a result, during the periods covered by this report, our CEO and one of our former officers each advanced funds to the Company in order for it to pay certain obligations.  In addition, prior to the 2009 calendar year, four former officers advanced funds to the Company, which amounts had not been fully repaid.  At December 31, 2009 the Company owed a total of $390,025 to the four former officers for these advances.  During the three months ended March 31, 2010, we entered into settlement agreements with three of the four former officers under which they each agreed to forgo the repayment of $375,324 in amounts owed for these advances.  See Note 10.

As described in Note 1, the Company is negotiating an Operating Agreement with FITT, a Nevada corporation owned by our CEO, which recently commenced operations.  During the first quarter of 2010, FITT made net advances to the Company in the amount of $2,848.  The outstanding balance of advances made by our CEO, including the FITT advances, totaled $28,956 at March 31, 2010.

The outstanding advances are due upon demand and do not incur interest.

8.	Litigation

Sacks Motor Sports Inc.
Effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks Motor Sports Inc. (“Sacks”) and with Greg Sacks (“Greg”).  Under the Sacks Settlement, the Company agreed to pay Sacks $100,000 on or before April 15, 2010 and issue to Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement calls for the Sacks Shares to be delivered to the Company’s law firm, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for 10 consecutive months commencing July 15, 2010. The Sacks Shares will be free-trading upon receipt of a legal opinion from the Company’s counsel.  Sacks has agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

Once the Company makes the $100,000 payment and delivers the Sacks Shares to SWSS, Sacks has agreed that it will irrevocably waive, release and surrender all rights relating to or arising from its May 28, 2008 judgment against us and will take all actions reasonable requested by us to cause the judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are in process of raising the $100,000 and, if successful, believe that Sacks will agree to honor the Sacks Settlement.  Therefore, we have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the Company’s March 31, 2010 Balance Sheet.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

Fish & Richardson
On or about May 15, 2008, Fish filed an action against us in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s providing of legal services on the Company’s behalf in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in all of the tradenames owned by the Company and all associated goodwill.  In our response to the Fish action, we asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against the Company for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the Company’s tradenames, which action was served on our registered agent on approximately October 19, 2009.  Given our decision to no longer use our tradenames, we began working on an agreement with Fish to affect an orderly transfer of the tradenames to Fish and, effective January 19, 2010, we entered into a settlement agreement with Fish wherein the Company agreed to transfer all right, title and interest in its tradenames to Fish and Fish has agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010.  During the three months ended March 31, 2010, we recorded a gain of $267,661 on this settlement.

9.	Common Stock

Following is the activity for the Company’s shares of common stock during the three-month period ended March 31, 2010:

	Shares
Shares outstanding December 31, 2009	52,795,781
Issued January 13, 2010	75,000
Issued January 13, 2010	75,000	See Note 10
Issued January 15, 2010	75,000	See Note 10
Issued January 25, 2010 through March 16, 2010	2,729,157	See Note 6
Issued March 1, 2010	125,000	See Note 6
Issued March 1, 2010	150,000	See Note 6
Issued March 3, 2010	1,000,000	See Note 10
Issued March 23, 2010	1,000,000	See Note 10
Issued March 30, 2010	1,000,000	See Note 8
Canceled March 3, 2010	(300,000)
Shares outstanding March 31, 2010	58,724,938

On January 13, 2010, the Company sold 75,000 shares of its common stock to an investor for $10,000.

On March 3, 2010, the Company and Dr. Robert Maywood reached an agreement whereby we canceled 300,000 shares of common stock previously issued to Dr. Maywood in October 2009, as certain services were not rendered.
During the three months ended March 31, 2010, warrants to purchase 500,000 shares of our common stock expired.

10.	Agreements

Agreement with MRR Investments
On January 13, 2010, the Company entered into a Marketing & Representation Agreement with MRR Investments, LLC (the “MRR Agreement”), a company with significant experience in marketing and strategic alliances.  The MRR Agreement calls for MRR Investments to provide services in the areas of product endorsement, strategic marketing, product support and strategic introductions.  Under the MRR Agreement, which has a term of 12 months, MRR received 75,000 shares of our common stock.  The shares were fully vested on January 13, 2010, the date of issuance, and the Company recorded a stock-based marketing expense of $10,000, based on the market price on the date of issuance, during the three-month period ended March 31, 2010.

Debt Compromise – Former Officers
The Company entered into letter agreements (the “Letter Agreements”) dated January 13, 2010 with two former officers and directors, Dan Fleyshman (“Fleyshman”) and Edon Moyal (“Moyal”), whereby Fleyshman and Moyal agreed that the Company would not be required to repay indebtedness owed them totaling $630,691 ($200,458 in accrued salaries, $370,026 in unpaid loans and advances, and $60,207 in unpaid services provided.)  Additionally, the Letter Agreements require Fleyshman and Moyal to allow the Company to liquidate a total of 2,044,428 shares of our common stock (the “Former Officer’s Shares”) held in their name, and use the proceeds to repay certain other specified debt (the “Specified Debt”).  In the Letter Agreements, the Company gave no assurance that it would be able to liquidate the Former Officer’s Shares or, if liquidated, the proceeds, net of costs of settlement of the Specified Debt (including legal fees) and costs of liquidation of the Former Officer’s Shares, would be sufficient to repay the Specified Debt.  Therefore the Letter Agreements do not provide a release by the Company to Fleyshman and Moyal of any liability they may have for the Specified Debt.  On January 20, 2010, Fleyshman and Moyal completed their obligations under the Letter Agreements by providing the Former Officer’s Shares to the Company.

The Company entered into a Settlement Agreement and General Release (the “Officer Settlement Agreement”) dated January 15, 2010 with another former officer (the “Officer”) whereby the Officer agreed to accept 75,000 shares of the Company’s common stock (the “Shares”) as full repayment of indebtedness owed by the Company totaling $183,981 ($178,683 in accrued salaries and $5,298 in unpaid loans and advances.)  The Officer Settlement Agreement provides that the Company will endeavor to obtain an opinion from counsel confirming that the Shares need not contain a restrictive legend under Rule 144.  The Officer signed the Officer Settlement Agreement on January 19, 2010.

In connection with the Letter Agreements and the Officer Settlement Agreement, the Company recorded an adjustment to Additional Paid-in Capital in the amount of $835,295 during the three-month period ended March 31, 2010.  In addition, the Company may record an additional adjustment in future periods if it can successfully liquidate some or all of the Former Officer’s Shares and repay some or all of the Specified Debt.  The adjustment to Additional Paid-in Capital is comprised of the following:

Accrued salaries – not repaid	$379,141
Officer advances – not repaid	375,324
Accounts payable obligation – not repaid	60,207
Reduction in accrued payroll taxes on accrued payroll	34,123
Subtotal	848,795
Less: value of shares received by Officer	(13,500)
Adjustment to additional paid-in capital as of March 31, 2010	$835,295

Amendment #2 to Sam Maywood Agreement
On July 28, 2009 the Company entered into a Marketing & Representation Agreement with Sam Maywood M.D. (the “S. Maywood Agreement”), a Board Certified Anesthesiologist and pain management specialist, who has extensive experience in understanding the use and benefits of herbal products and their associated marketing.  On March 3, 2010, the Company entered into Amendment No. 2 to the S. Maywood Agreement which included the issuance of 1,000,000 more shares.  The shares were fully vested on March 3, 2010, the date of issuance, and the Company recorded a stock-based marketing expense of $120,000 based on the market price on the date of issuance, during the three-month period ended March 31, 2010.

Agreement with APPL
On March 23, 2010, the Company entered into a Financial Public Relations Agreement with APPL International Inc. (“APPL”) (the “APPL Agreement”) under which APPL agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The APPL Agreement has a term of 6 months and can be terminated by either party with immediate notice.  In connection with the APPL Agreement, the Company agreed to issue 1,000,000 shares of its common stock to an employee of APPL.  The shares were fully vested on March 23, 2010, the date of issuance, and will be released to APPL’s employee on a schedule set forth in the APPL Agreement.  The Company recorded a stock-based general and administrative expense of $60,000 based on the market price on the date of issuance, during the three-month period ended March 31, 2010.

11.	Subsequent Events

Amendment to Articles of Incorporation
In April 2010, the Board of Directors approved a resolution to amend the Company’s Articles of Incorporation to change the corporate name to FITT Energy, Inc. and to increase the authorized number of common shares from 100,000,000 to 150,000,000.  The amendment is subject to shareholder approval and the Company is in the process of obtaining such approval.

Agreement with ICA
On April 9, 2010, the Company entered into a Consulting Agreement with Issuers Capital Advisors, LLC (“ICA”) (the “ICA Agreement”) under which ICA agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The ICA Agreement has a term of 6 months and can be terminated by either party after sixty days for any reason.  In connection with the ICA Agreement, the Company agreed to issue 570,000 shares of its common stock to ICA.  The shares were fully vested on April 9, 2010, the date of issuance, and will be released to ICA on a schedule set forth in the ICA Agreement.  The Company expects to record a stock-based general and administrative expense of $57,000 based on the market price on the date of issuance, during the three-month period ending June 30, 2010.

Agreement with Sports 1 Marketing LLC
In 2009, we entered into a Marketing & Lead Generation Agreement with LSSE, LLC, an Iowa corporation (“LSSE”) (the “LSSE Agreement”).  Under the LSSE Agreement, LSSE agreed to provide a variety of services including marketing, public relations, and merchandising services, including introductions, negotiations, and support for our products, and the Company agreed to compensate LSSE by issuing them 10,000,000 shares of our common stock.  On November 25, 2009, we were informed by LSSE they would not be able to obtain final endorsement contracts, which were called for under the LSSE Agreement, until our new FITT Energy Shot was manufactured and our internet landing page was completed and available for review; therefore, LSSE could not fulfill their obligations under the LSSE Agreement.  LSSE instructed us to inform our transfer agent not to issue the 10,000,000 shares.  Due to recent changes at LSSE, we agreed that we would rework the LSSE Agreement, under the same terms and conditions, with a company owned by NFL Hall of Fame quarterback, Warren Moon, since Mr. Moon has the same athlete and media contacts to be able to perform the consulting services outlined in the LSSE Agreement.

During the first quarter of 2010, Mr. Moon was able to review our FITT Energy Shot and internet landing page, and has agreed to provide his endorsement.  Additionally, Mr. Moon agreed to a reworking of the LSSE Agreement whereby he will provide similar consulting services to those agreed to by LSSE.  The Company has reworked the LSSE Agreement with Sports 1 Marketing LLC (“Sports 1”), a company owned by Mr. Moon, and on April 21, 2010, we entered into a Marketing and Representation Agreement with Sports 1 (the “Sports 1 Agreement”).  In connection with the Sports 1 Agreement, we have issued the 10,000,000 previously committed shares as of April 21, 2010.  1,000,000 shares were immediately released to Mr. Moon and the remaining 9,000,000 shares will be released to Sports 1 on a schedule set forth in the Sports 1 Agreement.  All shares were previously expensed in 2009 upon initial agreement with LSSE.  No additional expense will be recognized.

Amendment #3 to Sam Maywood Agreement
On May 1, 2010, the Company entered into Amendment No. 3 to the S. Maywood Agreement which included the issuance of 1,000,000 more shares.  The shares were fully vested on May 1, 2010, the date of issuance, and the Company expects to record a stock-based marketing expense of $170,000 based on the market price on the date of issuance, during the three-month period ending June 30, 2010.

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

Description of Business
We had originally marketed our energy drinks through retail outlets mainly to a demographic of customers in their late teens through mid-thirties who were seeking alternatives to bad tasting energy drinks, coffee and other stimulants and were attracted to our products because of their energy boosting capabilities, pleasant taste, and also because of our edgy and provocative tradename.  Given the crowded energy drink market and high cost of acquiring shelf space, in late 2008, we developed and began marketing a new product, our Sport Energy Shot, on a test basis in limited retail markets to determine the best marketing strategy and demographic for this product.  Based on what we learned from marketing our Sport Energy Shot, the Company determined during the second quarter of 2009 we should change our marketing strategy and demographic in order to be competitive in the energy product marketplace.  During the last three quarters of 2009 and the first quarter of 2010, the Company temporarily suspended its sales activity to focus on a new marketing strategy which will emphasize the sale of a new energy shot product over the internet to people in their late twenties, thirties, forties and fifties who are interested in fitness and health as well as gaining an energy boost.  The Company has developed the new energy shot product, F.I.T.T. Energy With Resveratrol (the “FITT Energy Shot”), which contains a number of ingredients which certain scientific studies claim have various health and fitness benefits, and the Company intends to develop additional products in the future for this market niche.

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

New Energy Shot Product
Our new FITT Energy Shot contains some of the most exiting supplements of this generation. These ingredients have been selected to enhance mental focus, muscle strength and endurance, and promote cardiovascular health.  The FITT Energy Shot features Resveratrol.  A substance found naturally in grapes, Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to affect age related decline.  Our FITT Energy Shot also contains L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine. Additionally, the drink features L-Arginine alphaketoglutarate (AKG).  Arginine AKG has been shown in a University study to help build additional strength when used during training.  Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium.  These ingredients have good safety profiles and have support as weight-loss aides.  More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain.  All this is built on a base of healthy pomegranate and orange.   .

Canned Energy Drink Products
We previously distributed our canned energy drinks in two flavors, Cranberry-Pineapple and Green Tea, with a Regular and Sugar-Free version of each.  Shipments began in 2005 with the Cranberry-Pineapple flavor.  During the first quarter of 2009, we suspended sales of our canned energy drink products to focus on our energy shots, but we may elect to resume sales of these products in the future, under the FITT brand, in those situations where marketing, shipping, and product placement costs are minimal.

Business Plan
In 2009, we entered into a Marketing & Lead Generation Agreement with LSSE, LLC, an Iowa corporation (“LSSE”) (the “LSSE Agreement”).  Under the LSSE Agreement, LSSE agreed to provide a variety of services including marketing, public relations, and merchandising services, including introductions, negotiations, and support for our products, and the Company agreed to compensate LSSE by issuing them 10,000,000 shares of our common stock.  On November 25, 2009, we were informed by LSSE they would not be able to obtain final endorsement contracts, which were called for under the LSSE Agreement, until our new FITT Energy Shot was manufactured and our internet landing page was completed and available for review; therefore, LSSE could not fulfill their obligations under the LSSE Agreement.  LSSE instructed us to inform our transfer agent not to issue the 10,000,000 shares.  Due to recent changes at LSSE, we agreed that we would rework the LSSE Agreement, under the same terms and conditions, with a company owned by NFL Hall of Fame quarterback, Warren Moon, since Mr. Moon has the same athlete and media contacts to be able to perform the consulting services outlined in the LSSE Agreement.

During the first quarter of 2010, Mr. Moon was able to review our FITT Energy Shot and internet landing page, and has agreed to provide his endorsement.  Additionally, Mr. Moon agreed to a reworking of the LSSE Agreement whereby he will provide similar consulting services to those agreed to by LSSE.  The Company has reworked the LSSE Agreement with Sports 1 Marketing LLC (“Sports 1”), a company owned by Mr. Moon, and on April 21, 2010, we entered into a Marketing and Representation Agreement with Sports 1 (the “Sports 1 Agreement”).  In connection with the Sports 1 Agreement, we have issued the 10,000,000 previously committed shares as of April 21, 2010.  1,000,000 shares were immediately released to Mr. Moon and the remaining 9,000,000 shares will be released to Sports 1 on a schedule set forth in the Sports 1 Agreement.

During 2009, we were introduced to Core Support Services, Inc. (“Core Support”), a company with significant experience in the areas of marketing of internet products and furthering business transactions and relationships through its existing lead lists and M-Wallet leads.  In 2009, we entered into a Marketing & Lead Generation Agreement with Core Support under which they agreed to provide up to 48 million email leads and provide a merchant account relationship to allow for credit card use by our customers.  In connection with this agreement, the Company agreed to issue 1,000,000 of its shares of common stock to a principal of Core Support and pay for email broadcasts.

In 2009, the Company entered into a Marketing & Lead Generation Agreement with Gigamind Inc. (“Gigamind”), a Canadian corporation, under which Gigamind agreed to provide services similar to Core Support with respect to Gigamind’s 40 million email leads.  The Company has agreed to pay Gigamind a fee of $20.00 for each customer lead that results in the first billable sale to that customer, an additional fee equal to approximately 17% of the product sales price for each additional sale to that same customer.  In addition, the Company agreed to pay for Gigamind’s email broadcasts.  On April 7, 2010, the Company terminated the agreement with  Gigamind prior to any services being performed, and entered into an agreement with Mochizmo LLC (“Mochizmo”), a Nevada Limited Liability Company with similar obligations and financial terms.

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

Operating Plan
The Company is negotiating an Operating Agreement (the “Operating Agreement”) with F.I.T.T. Energy Products, Inc. (“FITT”), a Nevada corporation owned by our CEO.  Terms of an Operating Agreement are still being evaluated, but we expect to include requirements for FITT to raise capital or pay us a license fee and perform certain operating services, including product production and internet marketing, with respect to the Company’s FITT Energy Shot.  As consideration for the performance of their obligations under the Operating Agreement, the Company and FITT have discussed that FITT will provide the Company funds sufficient to pay 1) salaries and benefits of the Company’s employees, 2) public company costs of the Company including, but not limited to, legal and audit costs, SEC filing fees, transfer agent fees, and investor relations fees, 3) other ongoing operating costs of the Company including, but not limited to costs for office and equipment rent, telephone and internet service, supplies, etc., and 4) a percentage of FITT’s net after tax income resulting from its operations on behalf of the Company.  In its discussions with FITT, the Company has expressed a willingness to issue shares of its common stock to investors as an inducement for their investment and will reserve enough of its common shares to allow for conversion of the notes into shares of the Company.

The Company and FITT have also discussed that FITT will record in its books all sales, cost of sales and operating expenses connected with its operations in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the investment dollars or from FITT’s operations will be the property of FITT and under the Operating Agreement.

There can be no assurance that we and FITT will successfully conclude our negotiations of the Operating Agreement and, as a result, all operating revenue and expenses, as well as assets and liabilities, continue to be recorded on the Company’s books.

Marketing Plan – Health and Fitness Clubs
On April 22, 2010 we announced an agreement that will deliver Warren Moon, to our current joint venture with Club Solutions Magazine and 24 Hour Fitness.  Under the terms of the agreement, the Company will integrate Mr. Moon into our advertising campaign featured in the new 24 Hour Fitness Digital Magazine and the promotion of the FITT Energy Shot product beginning in May 2010.

24 Hour Fitness is an innovative leader in the health and fitness industry and serves more than 3 million members in more than 425 clubs. Founded in 1983 as a one-club operation, 24 Hour Fitness pioneered the concept of making fitness accessible, affordable and a way of life for everyone. 24 Hour Fitness has partnered with superstar athletes and celebrities like Magic Johnson, Andre Agassi, Lance Armstrong, Shaquille O’Neal, Jackie Chan, Yao Ming and Derek Jeter to open co-branded clubs around the world. The company demonstrates its leadership through sponsorships like that of the U.S. Olympic Team and a commitment to the community through various charitable and in-kind donations. In addition, 24 Hour Fitness enjoys strategic partnerships with major consumer brands like Coca-Cola and Nike, and for six seasons has partnered with NBC’s popular reality TV show, The Biggest Loser. For more information and to find the location nearest you, visit their contact us page.

The Company believes the 24 Hour Fitness Digital Magazine offers us a strategic multi-level electronic platform for our FITT Energy Shot advertising campaign and will allow us the ability to benefit from the enormous positive exposure 24 Hour Fitness received through their sponsorship of The Biggest Loser television program.  The digital magazine is mailed monthly by electronic email to its members and is posted on the 24 Hour Fitness website which garners in excess of 10 million impressions per month.  Additionally, all 24 Hour Fitness FACEBOOK and Twitter followers will receive the magazine on a monthly basis.

Marketing Plan - Internet
The internet marketing will begin with an internet email campaign using an endorsement from Warren Moon and three medical experts, Dr. Sam Maywood, Dr. Robert Maywood and Dr. Vince Valdez, who are also investors in the Company.  The internet rollout will be directed to the 88 million leads from Core Support and Mochizmo.  It will begin with an initial free trial offer consisting of a box of 12 free FITT Energy Shots for every customer who clicks through to our landing page, www.thefitthighway.com, and provides their credit card for the billing of shipping, handling and processing fees (“SHP”).  The customer will then be automatically enrolled in a continuity program and, after 17 days from their agreement to receive the free trial offer, will be billed $40.00 plus $9.99 in SHP for 24 additional energy shots.  This equates to an effective cost of $1.11 for each of the first 36 shots the customer receives (excluding SHP), which is well below the price paid at retail establishments.  After the customer is billed for the 24 additional energy shots, he will have the option to continue his program at special discounts while customizing the quantity of product ordered and frequency of delivery. Secondly, we will be creating an infomercial using the high-profile athletes and two physicians (Dr. Sam Maywood and Dr. Rand Scott) to explain and endorse the energy shot.  It is hoped that the infomercial will begin airing in the third quarter of 2010.  We anticipate being able to use media contacts to put up the TV air time for the infomercial on a joint venture based upon the initial test results for a negotiated profit split. Thirdly, we will work in geographic areas where our athlete endorsers have strong affiliations with local charities to provide an offer which benefits the consumer and charity.  Lastly, the Company through its strategic alliances has excellent contacts with which to penetrate the retail market place. In summary, we would be using the internet rollout and infomercial to build brand recognition for our products.  The brand recognition will then create consumer awareness for the retail market.

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

The online marketing blueprint, which will begin with the new FITT Energy Shot, will use testing and scientific marketing methodologies to determine the best offer and appeal for the product.  This will be accomplished by creating multiple offers and multiple appeals by sending paid traffic to the various landing pages. The traffic we send will result in conversions to sales and or some predetermined free trial offer.  Once we know the offer and appeal with the best click-through-rate (CTR) and conversion, we will refine that offer and do further testing to improve our metrics. Once we are satisfied with our offer and appeal, we will insert our offer into a cost-per-action (CPA) network.  In essence, CPA networks broker leads for a fixed cost. The CPA network will run a limited test to determine conversions within the network. If we are satisfied with front end conversions and re-bill rates, we will do a full release to the other affiliates in the CPA network.

Marketing - Retail
On November 21, 2008, we entered into a Master Distributor Agreement (the “Distributor Agreement”) with Beryt Promotion, LLC, a Nevada limited liability company ( “Beryt”).  The Distributor Agreement had an initial term of one year, renewable annually, and provides that, in exchange for Beryt acting as the exclusive distributor of our energy drink products, with the right to sub-distribute, we shall: (1) sell our products to Beryt at a discount to the retail price; and (2) issue to Beryt an initial issuance of 100,000 shares of our common stock.  Subsequently, we issued an additional 1,000,000 common shares to Ramon Desage, owner of Beryt, for marketing and promotional expenses in December 2008, another 1,000,000 shares stock in February 2009, and another 1,000,000 shares in December 2009.  Also, in July 2009, we issued 500,000 shares of our common stock to several of Mr. Desage’s employees.  Our initial intent with this Distributor Agreement was to test the marketability of our Sport Energy Shot in a large market, as a precursor to marketing the product on a larger scale.  We have learned by evaluating our rollout of the energy shot in the Las Vegas market, that entrenched high quality relationships, such as Ramon Desage’s contacts, are key to obtaining high visibility in a new retail marketplace.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Sales

Our sales consist of energy drink products sold through electronic media and to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During the first quarter of 2010, we had no sales compared to $160,420 for the comparable period in 2009 as we concentrated on developing our new FITT Energy Shot and our new marketing programs, both of which we roll-out in mid May 2010.  In 2009 the majority of our sales consisted of our Sports Energy Shot.

Gross Profit
Gross profit represents revenues less the cost of goods sold. Our cost of goods sold consists of the costs of raw materials utilized in the manufacturing of products, packaging fees, repacking fees, in-bound freight charges, and internal and external warehouse expenses. Raw materials account for the largest portion of the cost of sales. The principal raw materials used to manufacture our products are plastic bottles, cans, nutritional supplements, flavoring agents, concentrates and packaging materials.

We had no gross profit during the first quarter of 2010 compared to $67,181 for the comparable period in 2009 and the gross margin for the 2009 period was 42%.

Selling and Marketing Expenses
Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the first quarter of 2010 were $141,685, compared to $119,174 for the comparable period in 2009.  The 2010 period included $134,175 in stock-based marketing expense resulting from common shares issued to 2 shareholders for marketing assistance, while the 2009 period included $93,290 in stock-based marketing expense.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the first quarter of 2010 were $218,004, compared to $239,338 for the comparable period in 2009. The 2010 period included stock-based expense of $60,000 related to investor and public relations services while the 2009 period contained only minor stock-based expenses.  The increase in stock-based expense was more than offset by reductions in salaries and insurance costs (lower headcount) as well as reductions in rent and professional fees.

Interest Expense
Interest expense during the first quarter of 2009 consisted of cash-based and non-cash based interest on our convertible promissory notes and other debt instruments.  Interest expense during the 2008 period consisted of cash-based interest and registration rights penalties.

Interest expense during the first quarter of 2010 was $52,611 compared to $48,957 during the comparable period in 2009. Non-cash interest expense on our convertible promissory notes amounted to $19,503 and $35,000 in 2010 and 2009, respectively.

Gain on the Extinguishment of Debt and Creditor Obligations
In the first quarter of 2010, we entered into settlement agreements a former vendor of legal services under which this creditor agree to forego a repayment of debt obligations we owed to them.  In connection with this settlement, we recorded a gain of $267,661.  Also during our 2010 first quarter, holders of our convertible notes issued in 2008 converted the principal and accrued interest owed to them into 2,729,157 shares of our common stock resulting in a loss of $3,691.  There were no such settlements during the first quarter of 2009.

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

At December 31, 2009, our principal sources of liquidity consist of the issuance of debt and equity securities and advances of funds from officers and shareholders.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, servicing debt, the funding of operating losses until we achieve profitability and expenditures for general corporate purposes.  Funds are expected to be used for producing inventory, providing for call and fulfillment centers, developing a merchant account for customer credit card use, developing internet leads, and paying basic business expenses including those necessary to keep the Company’s government filings current.  While we have a high level of past-due debt and accounts payable, our investors are requiring that we raise additional capital to mitigate a substantial portion of this debt at 10 to 15 cents per dollar of debt.

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

Convertible Promissory Notes
In September 30, 2009, we commenced a $300,000 offering consisting of a convertible promissory note bearing 12% interest and five shares of the Company’s common stock for every dollar invested.  In March 2010, we increased the amount of the offering from $300,000 to $400,000, and in April 2010 we again increased the amount of the offering to $500,000.

Payments of principal and interest will be made monthly beginning with the month of May 2010.  Calculation of the amount to be paid will be based on ten percent (10%) of cash received by the Company from the sale over the internet of its FITT Energy Shot for the entire amount of the $500,000 offering, apportioned to each Noteholder for their respective percentage of the offering total (such cash receipts being paid to the Company from various third-party merchant accounts established to receive customer credit card payments).  All payments will first be applied to principal.  Once the entire principal balance has been repaid, the remaining payments will be applied to interest.  In no circumstance will the repayment of principal and interest extend beyond one year from the date of the issuance of each note.

The outstanding principal and interest for the notes are convertible into shares of unregistered common stock at a conversion price equal to 80% of the volume weighted average price for the last 30 trading days preceding conversion but in no event shall the conversion price be less than $0.20 per share or greater than $1.00 per share.

During the three months ended March 31, 2010, we issued notes with face value totaling $55,000 together with 275,000 shares of common stock in connection with this offering, and recorded an initial discount on the notes of $21,154.

Additionally, during the three-month period ended March 31, 2010, we modified the conversion feature of the 2008 convertible promissory notes to allow the noteholders to convert the principal and accrued interest owed them at $0.16 per share which qualified for extinguishment accounting.  All of the noteholders elected to convert, and as a result, we issued them a total of 2,729,157 shares of our common stock in full settlement of notes payable and accrued interest totaling $436,664.

Sales of Equity Securities
During the first quarter of 2010 we sold a total of 75,000 shares of our common stock to an investor for proceeds of $10,000.

At March 31, 2010, our cash and cash equivalents were $0, and we had negative working capital of approximately $4.5 million.  During the first quarter of 2010, because of a lack of capital, we issued 2,075,000 shares of common stock in payment for investor relations, marketing, promoting and merchandising our product.  The value of the services and shares issued was $194,175.

Due to our lack of capital, we are in default of certain note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain under the Who’s Your Daddy corporate name.  At March 31, 2010, we had $603,982 in notes payable obligations, of which $452,000 is in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	Three Months Ended March 31,
	2009	2008	Change

Operating activities	$(65,000)	$—	$(65,000)
Investing activities	—	—	—
Financing activities	65,000	—	65,000
Change	$—	$—	$—

Operating Activities
Operating cash flows for the three months ended March 31, 2010 reflect our net loss of $150,330, adjusted by the net gain on creditor settlements of $263,970, offset by changes in working capital of $134,926 and other non-cash items (depreciation, amortization and stock-based expense) of $214,374. The change in working capital is primarily related to increases in accrued expenses, accrued compensation and advances from officers offset by an increase in inventory.  The increase in accrued expenses, accrued compensation and advances from officers are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities
There was no cash used in investing activities for the three-months ended March 31, 2010 or March 31, 2009.

Financing Activities
During the first quarter of 2010, we received proceeds for the sale of common stock and the issuance of convertible notes totaling $65,000.  There was no cash used in financing activities for the three months ended March 31, 2009.

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

Sacks Motor Sports Inc.
Effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks Motor Sports Inc. (“Sacks”) and with Greg Sacks (“Greg”).  Under the Sacks Settlement, the Company agreed to pay Sacks $100,000 on or before April 15, 2010 and issue to Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement calls for the Sacks Shares to be delivered to the Company’s law firm, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for 10 consecutive months commencing July 15, 2010. The Sacks Shares will be free-trading upon receipt of a legal opinion from the Company’s counsel.  Sacks has agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

Once the Company makes the $100,000 payment and delivers the Sacks Shares to SWSS, Sacks has agreed that it will irrevocably waive, release and surrender all rights relating to or arising from its May 28,2008 judgment against us and will take all actions reasonable requested by us to cause the judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are in process of raising the $100,000 and, if successful, believe that Sacks will agree to honor the Sacks Settlement.  Therefore, we have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the Company’s March 31, 2010 Balance Sheet.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

Fish & Richardson
On or about May 15, 2008, Fish filed an action against us in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s providing of legal services on the Company’s behalf in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in all of the tradenames owned by the Company and all associated goodwill.  In our response to the Fish action, we asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against the Company for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the Company’s tradenames, which action was served on our registered agent on approximately October 19, 2009.  Given our decision to no longer use our tradenames, we began working on an agreement with Fish to affect an orderly transfer of the tradenames to Fish and, effective January 19, 2010, we entered into a settlement agreement with Fish wherein the Company agreed to transfer all right, title and interest in its tradenames to Fish and Fish has agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2010, we issued notes with face value totaling $55,000 together with 275,000 shares of common stock in connection with an offering commenced in September 2009.  During this same period, we sold a total of 75,000 shares of our common stock to an investor for proceeds of $10,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Marketing and Representation Agreement with Sports 1 Marketing dated April 21, 2010

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

WHO’S YOUR DADDY, INC.
(Registrant)
Dated: May 21, 2010

By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)