Form 10-Q
period 2010-06-30
FITT HIGHWAY PRODUCTS, INC.
filed 2010-08-16
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)

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

As of August 13, 2010, there were 71,019,938 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
FORM 10-Q
JUNE 30, 2010

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaid and other	10,482	6,945
Total current assets	10,482	6,945
Property and equipment, net	2,399	3,642
Total assets	$12,881	$10,587

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$783,553	$868,626
Accrued expenses	419,026	442,543
Accrued compensation	961,886	1,168,704
Customer deposits	227	227
Accrued litigation	1,790,000	1,790,000
Notes payable	647,673	812,567
Advances from officers	70,671	390,025
Total current liabilities	4,673,036	5,472,692
Notes payable	—	373,065
Total liabilities	4,673,036	5,845,757

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	—	—
Common stock, $0.001 par value: 150,000,000 and 100,000,000 shares authorized, 71,019,938 and 52,795,781 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	71,020	52,796
Additional paid-in capital	27,622,509	25,828,049
Accumulated deficit	(32,353,684)	(31,716,015)
Total shareholders’ deficit	(4,660,155)	(5,835,170)
Total liabilities and shareholders’ deficit	$12,881	$10,587

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$—	$—	$—	$160,420
Cost of sales	—	—	—	93,239
Gross profit (loss)	—	—	—	67,181

Operating expenses:
Selling and marketing	228,362	54,077	370,047	173,251
General and administrative	224,452	223,434	442,454	462,772
Loss on relocation of office	—	156,014	—	156,014
Total operating expenses	452,814	433,525	812,501	792,037
Operating loss	(452,814)	(433,525)	(812,501)	(724,856)

Interest expense	34,127	36,355	86,738	85,312
Gain on extinguishment of debt and creditor obligations	—	—	(263,970)	—

Other expense, net	400	400	2,400	800
Loss before income taxes	(487,341)	(470,280)	(637,669)	(810,968)
Income taxes	—	—	—	—
Net loss	$(487,341)	(470,280)	(637,669)	(810,968)

Basic and diluted net loss per share:	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Weighted average number of common shares used in basic and diluted per share calculations:	67,818,784	21,206,574	61,489,053	20,852,527

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(637,669)	$(810,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment creditor settlements	(263,970)	—
Common stock issued for services rendered	421,175	106,553
Depreciation	1,243	12,088
Loss on relocation of office	—	156,014
Amortization of debt discount	38,400	70,572
Changes in operating assets and liabilities:
Accounts receivable	—	8,797
Inventories	—	(1,331)
Prepaid expenses and other assets	(2,537)	74,026
Accounts payable	(24,866)	60,796
Accrued expenses	45,807	151,269
Accrued compensation	206,447
Customer deposits	—	(115,349)
Advances from officers	55,970	267,533
Net cash used in operating activities	(160,000)	(20,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	100,000	20,000
Proceeds from the sale of common stock	60,000	—
Net cash provided by financing activities	160,000	20,000

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,536	$4,741
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of former officer obligations	$848,795	$—
Issuance of common stock for conversion of notes payable and interest	$436,664	$—
Settlement of note payable and interest for zero value assets	$267,661	$—

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)
1.	Business

Amendment to Articles of Incorporation
On April 1, 2010, the Board of Directors approved a resolution to amend our Articles of Incorporation to (a) change our corporate name to FITT Highway Products, Inc. (the “Company”) and (b) to increase the authorized number of common shares we are allowed to issue from 100,000,000 to 150,000,000.  The amended Articles were subject to shareholder approval, and such approval was obtained effective June 1, 2010.  The name change became effective on July 19, 2010 and our trading symbol was changed to FHWY.OB.

Business
Prior to the second quarter of 2009, we  manufactured (on an outsource basis), marketed, and distributed both canned energy drinks and a two-ounce energy shot under the tradenames Who’s Your Daddy® and The King of Energy®.  In the second quarter of 2009, we temporarily suspended our sales activity to focus on developing a two-ounce energy shot product under the name “F.I.T.T. Energy With Resveratrol” (the “FITT Energy Shot”) and creating a new marketing strategy emphasizing the sale of the new energy shot over the internet to people in their twenties, thirties, forties and fifties who are interested in fitness and health as well as gaining an energy boost.   The FITT Energy Shot contains a number of ingredients which various scientific studies describe as having certain possible health and fitness benefits, and the Company intends to develop additional products in the future for this market niche.

As a result of our decision to pursue the new marketing direction with our FITT Energy Shot, we decided in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by the Company(see Note 8).

Due to the Company’s financial position and lack of liquidity to execute its business plan, on August 12, 2010, we entered into an operating agreement with F.I.T.T. Energy Products, Inc. (“FITT”), an entity affiliated with the Company through ownership and management, to market and distribute the FITT Energy Shot (see Note 11).

Management’s Plan of Operations
For the year ended December 31, 2009, revenues declined to $160,695 from the 2008 level of $745,050, primarily due to the lack of operating capital and our decision to temporarily suspend our sales activity to focus on the development of the FITT Energy Shot and its accompanying new marketing strategy.  The Company has also incurred net losses of $2,587,334 and $2,644,172 for the years ended December 31, 2009 and 2008, respectively.  For the six months ended June 30, 2010, we had no revenues and experienced a net loss of $637,669.  As of June 30, 2010, we had negative working capital of approximately $4.7 million, which includes approximately $1.8 million for an accrued arbitration award for a lawsuit against the Company.

Cash required to settle our liabilities and implement the marketing strategy is significant and we have been unable to raise enough dollars from interested investors to date.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are summarized below.

Third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with the Company.  As a result, we have been forced to pursue a partner to conduct operations, basically to produce the FITT Energy Shot and to implement the new marketing plan.  As such, effective August 12, 2010, the Company has entered into an Operating Agreement (the “Operating Agreement”) with FITT, which recently commenced operations.  Under the terms of the Operating Agreement, FITT will perform certain operating services for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  FITT will also have the option, but not be required, to advance funds to the Company if necessary.  The Company has agreed to issue FITT 5,000,000 of its common shares in connection with the Operating Agreement, which shares will be fully vested as of the date of issuance.

Management cannot be certain that royalty funds received from FITT or monies raised, if any, will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  Management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident it can attract any capital without first significantly mitigating its debt.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the Company’s Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company’s financial position, results of operation and cash flows.  The results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are anti-dilutive in the loss periods.  At June 30, 2010 and 2009, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the years.  For the six months ended June 30, 2010, the Company had 418,248 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered as dilutive under the treasury-stock method of accounting.  For the six months ended June 30, 2009, the Company had 1,161,167 options and 1,023,010 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered as dilutive under the treasury-stock method of accounting.

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

3.	Accrued Expenses

Accrued expenses consisted of the following at:
	June 30, 2010	December 31, 2009
Estimated future cost of office lease abandoned	$209,950	$209,950
Interest	96,223	125,746
Other	112,853	106,847
	$419,026	$442,543

4.	Accrued Compensation
Accrued compensation consists of the following at:
	June 30, 2010	December 31, 2009
Accrued officers (and former officers) compensation	$509,560	$769,776
Other accrued compensation	125,158	59,995
Accrued payroll taxes	322,782	334,547
Other	4,386	4,386
	$961,886	$1,168,704

During the three month period ended March 31, 2010, we entered into settlement agreements with three former officers under which these former officers agreed to forgo the repayment of $379,141 in accrued compensation.  These settlements also allowed for a reduction in accrued payroll taxes on unpaid payroll in the amount of $34,123.  See Note 10.

The accrued payroll taxes category includes amounts recorded for delinquent payments of $265,316 and $258,489 at June 30, 2010 and December 31, 2009, respectively.  Due to our lack of capital, we have been unable to pay compensation to certain of our employees and also have unpaid payroll taxes.  As part of our settlement agreements with two of the three former officers, which is more fully discussed in Note 10, the two former officers agreed to use their best efforts to liquidate a total of 2,044,428 shares of our common stock held in their name, and use the proceeds to repay certain debt including delinquent payroll taxes.

5.	Notes Payable
Notes payable consist of the following at:

	June 30, 2010	December 31, 2009
Convertible promissory notes – 2010 issuance	$100,000	$—
Less: unamortized debt discount	(32,157)	—
Convertible promissory notes – 2009 issuance	145,000	145,000
Less: unamortized debt discount	(17,170)	(39,433)
Convertible promissory notes – 2008 issuance	—	380.000
Less: unamortized debt discount	—	(6,935)
Note payable – vendor settlement	—	255,000
Note payable – distributor settlement	202,000	202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – other	150,000	150,000
Subtotal	647,673	1,185,632
Less current portion	(647,673)	(812,567)
Long-term portion	$—	$373,065

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

During the six months ended June 30, 2010, we issued notes with face value totaling $100,000 together with 500,000 shares of common stock in connection with this offering, and recorded an initial discount on the notes of $41,359.  Each note has a maturity date of 12 months, and as a result, is shown as current in the accompanying Balance Sheet. Unamortized discounts are being amortized over the term of the notes on a straight line basis.

Convertible Promissory Notes – 2009 Issuance
During 2009, we issued notes with face value totaling $145,000, and each note was due within 12 months of its issuance.  As of June 30, 2010, one note with a face value of $20,000 was past due and, as a result, is in default.  Subsequent to June 30, 2010, a second note with a face value of $50,000 became past due and therefore in default.  All convertible promissory notes issued in 2009 are classified as current liabilities in the June 30, 2010 Balance Sheet. Unamortized discounts are being amortized over the term of the notes on a straight line basis.

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

Notes Payable – Vendor Settlement
Effective January 19, 2010, we entered into a settlement agreement Fish, a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in our tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of all debt owed by the Company to Fish, consisting of a note payable in the principal amount of $255,000 and accrued interest of $12,661.  In connection with the settlement, the Company recorded a gain on extinguishment of debt of $267,661 during the first quarter of 2010.   See Note 8.

6.	Related Parties

As described in Note 1, the Company has limited capital resources and liquidity.  As a result, during the periods covered by this report, our CEO and one of our former officers each advanced funds to the Company in order for it to pay certain obligations.  Advances from our CEO include amounts advanced personally, through FITT, and through another company which he owns (the “CEO Advances”).  In addition, prior to the 2009 calendar year, four former officers advanced funds to the Company, which amounts had not been fully repaid.  At December 31, 2009, the Company owed a total of $390,025 to the four former officers for these advances.  During the three months ended March 31, 2010, we entered into settlement agreements with three of the four former officers under which they each agreed to forgo the repayment of $375,324 in amounts owed for these advances.  See Note 10.

During the first six months of 2010, the amount of the net CEO Advances totaled $63,784.  At June 30, 2010, the outstanding balance of CEO Advances was $50,671.

The outstanding amount of advances from officers, including the CEO Advances, are due upon demand and do not incur interest.

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

At December 31, 2009, we re-evaluated the estimates used in our original loss calculation and, as a result, increased the estimated loss relating to estimated future lease payments to $208,884 because the property has not been re-leased.  As of June 30, 2010, the liability of $209,950 recorded at December 31, 2009 in Accrued Expenses remains unchanged.

8.	Litigation

Sacks Motor Sports Inc.
Effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks Motor Sports Inc. (“Sacks”) and with Greg Sacks (“Greg”).  Under the Sacks Settlement, the Company agreed to pay Sacks $100,000 on or before April 15, 2010 and issue to Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement calls for the Sacks Shares to be delivered to the Company’s law firm, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for ten (10) consecutive months commencing July 15, 2010. The Sacks Shares will become free-trading upon receipt of a legal opinion from the Company’s counsel.  Sacks has agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

The Sacks Settlement provides that, once the Company makes the $100,000 payment and delivers the Sacks Shares to SWSS, Sacks will irrevocably waive, release and surrender all rights relating to or arising from its May 28, 2008 judgment against us and will take all actions reasonable requested by us to cause the judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the Company’s June 30, 2010 Balance Sheet.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

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

9.	Common Stock

Common Stock Activity
Following is the activity for the Company’s shares of common stock during the six months ended June 30, 2010:

	Shares
Shares outstanding December 31, 2009	52,795,781
Sales of common stock	575,000
Shares issued in connection with prior commitment	10,000,000
Shares issued for services rendered	3,645,000
Shares issued on conversion of convertible debt	2,729,157	See Note 5
Shares issued in settlement of litigation	1,000,000	See Note 8
Shares issued in settlement of amount owed to former officer	75,000	See Note 10
Shares issued in connection with convertible debt	500,000	See Note 5
Shares cancelled	(300,000)
Shares outstanding June 30, 2010	71,019,938

During the six months ended June 30, 2010, the Company sold 575,000 shares of its common stock to two investors for a total of $60,000.

On April 21, 2010, the Company issued 10,000,000 shares to Sports 1 Marketing LLC which we had previously committed to issue.  See Note 10.

Shares issued in connection with services rendered include shares issued under agreements with MRR Investments, LLC (75,000), APPL International Inc. (1,000,000), Issuers Capital Advisors, LLC (570,000) and Sam Maywood M.D. (2,000,000).  The shares were fully vested on the date of issuance and were valued based on the market price of the common stock on the date of issuance.  See Note 10 for additional information.  The Company has recorded expenses for shares issued for services rendered in the accompanying Statements of Operations for the three and six months ended June 30, 2010 as follows:

	Three Months	Six Months
Selling and marketing	$170,000	$304,175
General and administrative	57,000	117,000
Total	$227,000	$421,175

On March 3, 2010, the Company and Dr. Robert Maywood reached an agreement whereby we canceled 300,000 shares of common stock previously issued to Dr. Maywood in October 2009, as certain services were not rendered.

Warrant Activity
During the three and six months ended June 30, 2010, warrants to purchase 100,000 and 600,000 shares of our common stock expired.

10.	Agreements

Agreement with MRR Investments
On January 13, 2010, the Company entered into a Marketing & Representation Agreement with MRR Investments, LLC (the “MRR Agreement”), a company with significant experience in marketing and strategic alliances.  The MRR Agreement calls for MRR Investments to provide services in the areas of product endorsement, strategic marketing, product support and strategic introductions.  Under the MRR Agreement, which has a term of 12 months, MRR received 75,000 shares of our common stock.  The shares were fully vested on January 13, 2010, the date of issuance, and the Company recorded a stock-based marketing expense of $14,175, based on the market price on the date of issuance, during the three-month period ended March 31, 2010.

Debt Compromise – Former Officers
The Company entered into letter agreements (the “Letter Agreements”) dated January 13, 2010 with two former officers and directors, Dan Fleyshman (“Fleyshman”) and Edon Moyal (“Moyal”), whereby Fleyshman and Moyal agreed that the Company would not be required to repay indebtedness owed them totaling $630,691 ($200,458 in accrued salaries, $370,026 in unpaid loans and advances, and $60,207 in unpaid services provided).  Additionally, the Letter Agreements require Fleyshman and Moyal to use their best efforts to liquidate a total of 2,044,428 shares of our common stock (the “Former Officers’ Shares”) held in their name, and use the proceeds to repay certain other specified debt (the “Specified Debt”), including delinquent payroll taxes.  There can be no assurance that any of the Former Officers’ Shares can be liquidated or, if liquidated, the proceeds, net of costs of settlement of the Specified Debt (including legal fees) and costs of liquidation, would be sufficient to repay the Specified Debt.  Therefore, the Company did not provide a release to Fleyshman and Moyal for any liability they may have for the Specified Debt.

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

In connection with the Letter Agreements and the Officer Settlement Agreement, the Company recorded an adjustment to Additional Paid-in Capital in the amount of $835,295 during the three-month period ended March 31, 2010 related to the forgiveness of their debts because of their prior capacity as officers and/or directors.  The adjustment to Additional Paid-in Capital is comprised of the following:

Accrued salaries – not repaid	$379,141
Officer advances – not repaid	375,324
Accounts payable obligation – not repaid	60,207
Reduction in accrued payroll taxes on accrued payroll	34,123
Subtotal	848,795
Less: value of shares received by Officer	(13,500)
Adjustment to additional paid-in capital as of March 31, 2010	$835,295

Amendments to Sam Maywood Agreement
On July 28, 2009 the Company entered into a Marketing & Representation Agreement with Sam Maywood M.D. (the “S. Maywood Agreement”), a Board Certified Anesthesiologist and pain management specialist, who has extensive experience in understanding the use and benefits of herbal products and their associated marketing.  On March 3, 2010, the Company entered into Amendment No. 2 to the S. Maywood Agreement which included the issuance of 1,000,000 more shares, and on May 1, 2010, the Company entered into Amendment No. 3 to the S. Maywood Agreement which included the issuance of 1,000,000 more shares.  The shares were fully vested on the dates of issuance (March 3, 2010 and May 1, 2010), and the Company recorded stock-based marketing expenses of $170,000 and $290,000, based on the market prices on the dates of issuance, during the three- and six-month periods ended June 30, 2010, respectively.

Agreement with APPL
On March 23, 2010, the Company entered into a Financial Public Relations Agreement with APPL International Inc. (“APPL”) (the “APPL Agreement”) under which APPL agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The APPL Agreement has a term of six (6) months and can be terminated by either party with immediate notice.  In connection with the APPL Agreement, the Company agreed to issue 1,000,000 shares of its common stock to an employee of APPL.  The shares were fully vested on March 23, 2010, the date of issuance, and will be released to APPL’s employee on a schedule set forth in the APPL Agreement.  The Company recorded stock-based general and administrative expense of $60,000 based on the market price on the date of issuance, during the three-month period ended March 31, 2010.

Agreement with ICA
On April 9, 2010, the Company entered into a Consulting Agreement with Issuers Capital Advisors, LLC (“ICA”) (the “ICA Agreement”) under which ICA agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The ICA Agreement has a term of six (6) months and can be terminated by either party after 60 days for any reason.  In connection with the ICA Agreement, the Company agreed to issue 570,000 shares of its common stock to ICA.  The shares were fully vested on April 9, 2010, the date of issuance, and will be released to ICA on a schedule set forth in the ICA Agreement.  The Company recorded stock-based general and administrative expense of $57,000, based on the market price on the date of issuance, during the three-month period ending June 30, 2010.

Agreement with Sports 1 Marketing LLC
In 2009, we entered into a Marketing & Lead Generation Agreement with LSSE, LLC (“LSSE”) (the “LSSE Agreement”).  Under the LSSE Agreement, LSSE agreed to provide a variety of services including marketing, public relations, and merchandising services, including endorsement of our products by NFL Hall of Fame quarterback, Warren Moon, who was affiliated with a principal of LSSE .  The Company agreed to compensate LSSE by issuing them 10,000,000 shares of our common stock, 1,000,000 of which were to be issued to Mr. Moon.  LSSE could not fulfill their obligations under the LSSE Agreement and they instructed us to inform our transfer agent not to issue the 10,000,000 shares.  Due to recent changes at LSSE, Mr. Moon agreed to perform the obligations under the LSSE Agreement, under the same terms and conditions, through a company he owned named Sports 1 Marketing LLC (“Sports 1”), for the same 10,000,000 shares committed to LSSE.  Mr. Moon and Sports 1 have the same athlete and media contacts to be able to perform the consulting services outlined in the LSSE Agreement.

On April 21, 2010, we issued the 10,000,000 previously committed shares, with 1,000,000 shares issued and released to Mr. Moon and 9,000,000 shares to be released to Sports 1 on an agreed upon schedule.  All shares were previously expensed in 2009 upon the initial agreement with LSSE.  No additional expense will be recognized.

11.	Subsequent Events

FITT Operating Agreement
As discussed in Note 1, the Company entered into an Operating Agreement with FITT on August 12, 2010.  Under the terms of the Operating Agreement, FITT will perform certain operating services for the Company, including among other things, selling, marketing, producing and distributing of the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  FITT will also have the option, but not be required, to advance funds to the Company if necessary.  The Company has agreed to issue FITT 5,000,000 of its shares of Common Stock in connection with the Operating Agreement, which shares will be fully vested, and therefore valued for accounting purposes, as of the date of issue.  While FITT has indicated it will use the shares as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will record in its books all sales, cost of sales and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses and of raising capital.

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

Description of Business
We had originally marketed our energy drinks through retail outlets mainly to a demographic of customers in their late teens through mid-thirties who were seeking alternatives to bad tasting energy drinks, coffee and other stimulants and were attracted to our products because of their energy boosting capabilities, pleasant taste, and also because of our edgy and provocative former tradenames, Who’s Your Daddy® and The King of Energy®.  Given the crowded energy drink market and high cost of acquiring shelf space, in late 2008, we developed and began marketing a two-ounce Sports Energy Shot on a test basis in limited retail markets to determine the best marketing strategy and demographic for this type of product.  Based on what we learned, during the second quarter of 2009, we determined we would change our marketing strategy and demographic in order to be competitive in the energy product marketplace.  During the last three quarters of 2009 and the first half of 2010, the Company temporarily suspended its sales activity to focus on developing a new energy shot product, the FITT Energy Shot, and a new marketing strategy pointing to customers in their late twenties, thirties, forties and fifties who are interested in fitness and health as well as gaining an energy boost.  The FITT Energy Shot contains a number of ingredients which certain scientific studies claim have various health and fitness benefits, and the Company intends to develop additional products in the future for this market niche.

As a result of our decision to pursue the new marketing direction with our FITT Energy Shot product, we decided in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by the Company.

Products
FITT Energy Shot
Our FITT Energy Shot contains some of the most exiting supplements of this generation. These ingredients have been selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health.  The FITT Energy Shot features Resveratrol.  A substance found naturally in grapes, Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to affect age related decline.  Our FITT Energy Shot also contains L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine. Additionally, the drink features L-Arginine alphaketoglutarate (AKG).  Arginine AKG has been shown in a University study to help build additional strength when used during training.  Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium.  These ingredients have good safety profiles and have support as weight-loss aides.  More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain.  All this is built on a base of healthy pomegranate and orange.

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

Marketing
During the first six months of 2010, the Company finalized its marketing plan for the FITT Energy Shot to reach customers through a variety of methods including DRTV, internet email broadcasts and electronic media at health and fitness centers.  We tested our email sales campaign and discovered a number of issues that need to be resolved in order for it to be effective.  We also began testing the selling and fulfillment processes in the second quarter of 2010.  We believe our multi-faceted marketing approach will allow us to build brand recognition by reaching a far greater number of customers at significantly reduced costs for marketing, shipping, and product placement than we have previously experienced using traditional retail distribution methods.  All future marketing and distribution will be performed by FITT under the Operating Agreement.

Marketing Plan – DRTV
As noted in the Operations section below, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with the Company.  As a result, we have entered into an Operating Agreement with FITT, as described in the Operations section below, and FITT has entered into an agreement with Euro RSCG Edge (“Euro”) to create a DRTV program to serve as the basis for marketing the FITT Energy Shot.  Euro is a member of Euro RSCG Worldwide, which according to 2009 Advertising Age Global Marketers Report, is the largest global agency as measured by total number of global accounts.  Euro has specialized in DRTV since 1998 and has a very impressive talent team.  For many companies and products, DRTV has been proven to be a very efficient method of generating sales while establishing recognition of a brand and product attributes.

Euro has agreed to market the FITT Energy Shot because they believe the product can be a big hit since it is significantly different than any other product in the rapidly growing energy shot category and is a healthy alternative.  They are also impressed by the team of doctors, athletes, product producers, and call and fulfillment centers supporting the product.  FITT also plans to have Euro provide significant direction and assistance in refining all aspects of the marketing program, since this is Euro’s principal expertise.

Euro knows how to craft commercials that capture attention, create powerful relationships and most importantly, drive immediate response. This requires expertise across a broad spectrum of services including research and planning, creative development, production, media planning and buying, online marketing and all the way through to back-end logistics. Additionally, key team members are held accountable for the success of each and every campaign which means they are successful when we are profitable media launch. They have an incentivized model which ensures everyone is rowing in the same direction to one common goal, which is to generate ROI and grow their client’s business.

The driving force behind Euro’s success, and ultimately the success of the FITT Energy Shot, is how they financially motivate their media buyers, who are 100% commission-driven. They earn a fixed percent of the agency’s commission if the buys they make on behalf of the client are executed in accordance with an agreed-upon strategic plan.  They earn double that percentage on each show for which their monthly performance is in the top half of all buyers.  Simply put, the better they perform in terms of results for their clients, the more they earn, and the greater the revenue from the FITT Energy Shot.

Marketing Plan - Internet
The internet marketing will begin with an internet email campaign using an endorsement from Warren Moon and three medical experts, Dr. Sam Maywood, Dr. Robert Maywood and Dr. Vince Valdez, all of whom are also shareholders in the Company.  The internet rollout will be directed to the 88 million leads from two affiliates with which the Company has agreements.  It will begin with an initial trial offer, either free or highly discounted, consisting of a box of 12 FITT Energy Shots for every customer who clicks through to our landing page, www.thefitthighway.com, and provides their credit card for billing.  The customer will then be automatically enrolled in a continuity program and, after 17 days from their agreement to receive the trial offer, will be billed for 24 additional energy shots.  Our current pricing for each of the first 36 shots the customer receives equates to about $1.11 per bottle (excluding charges for shipping, handling and processing), which is well below the price paid at retail establishments.  After the customer is billed for the 24 additional energy shots, he will have the option to continue his program at special discounts while customizing the quantity of product ordered and frequency of delivery. Euro is currently reviewing the internet portion of our marketing program to help refine and target this approach in an appropriate manner.

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

Marketing Plan – Health and Fitness Clubs
In April 2010, we announced an agreement that integrates Warren Moon into an advertising campaign for the FITT Energy Shot featured in the new 24 Hour Fitness Digital Magazine and the promotion of the FITT Energy Shot product beginning in May 2010.  24 Hour Fitness is an innovative leader in the health and fitness industry and serves more than 3 million members in more than 425 clubs.  We believe that strategic partnerships with Health and Fitness Clubs will allow us to reach potential customers interested in our product and the benefits they believe can be achieved in connection with their workouts.

Marketing Plan – Retail
While there are no plans at the present to pursue the retail market, management believes that a marketing program encompassing DRTV, internet and Health and Fitness Clubs will build brand recognition for our products in addition to generating sales.  The brand recognition will then create sufficient consumer awareness for the retail market.

Cash required to implement the marketing plan is significant and we have been unable to raise enough dollars from interested investors to date.  The investors are requiring that investment dollars be used only for the production of the FITT Energy Shot, along with any other new products developed, and for the implementation of the new marketing strategy.  In addition, investors are requiring the Company to develop a structure that will protect their investments from prior creditor claims.  Finally, investors have asked us to pursue additional funding to be used to mitigate existing debt at a maximum of 10 to 15 cents per dollar of debt.

Operations
As noted above, the Company has been unable to attract necessary investment dollars because of the magnitude of our debt burden.  In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with the Company.  As a result, we have been forced to pursue a partner to conduct operations, basically to produce the FITT Energy Shot and to implement the new marketing plan.  As such, effective August 12, 2010, the Company has entered into an Operating Agreement with FITT, a Nevada corporation owned by our CEO, which recently commenced operations.  Under the terms of the Operating Agreement, FITT will perform certain operating services for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  FITT will also have the option, but not be required, to advance funds to the Company if necessary.  The Company has agreed to issue FITT 5,000,000 of its common shares in connection with the Operating Agreement, which shares will be fully vested as of the date of issuance.  While FITT has indicated it will use the shares as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will record in its books all sales, cost of sales and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses and of raising capital.

The Company has no cash and management cannot be certain that royalty funds received from FITT will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  So management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident it can attract any capital without first significantly mitigating its debt.

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

Sales of the 2-to-3 ounce shots soared to $544 million in 2008, which is double the amount of the previous year, according to Information Resources Inc. (“IRI”), a Chicago-based market research firm. In fact, energy shots are the fastest-growing segment of the $4.6 billion energy drink market, according to the market research firm Mintel International Group Ltd.  Living Essentials pioneered energy shots in 2004 with 5-Hour Energy, which still holds more than 75% of the market, says IRI. . Living Essentials has spent heavily on advertising to build the market and hold its position against newcomers. It has been reported that the company expects to spend $60 million this year on television advertising for 5-Hour Energy. Industry heavyweights such as Red Bull, Monster Energy, and Coca-Cola have since introduced their own energy shots. Sales of the energy shots are rising even as sales of traditional energy drinks like Red Bull have flattened out. Based on sales data collected by IRI it is estimated that energy shot sales would be about $700 million in 2009, not counting sales of non-reporting entities like Wal-Mart Stores.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Sales
Our sales consist of energy drink products sold through electronic media and to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During the second quarter of 2010 and 2009, we had no sales.  In the second quarter of 2009, we temporarily suspended our sales activity to focus on developing the FITT Energy Shot and creating a new marketing strategy emphasizing the sale of the new energy shot over the internet to people in their late twenties, thirties, forties and fifties who are interested in fitness and health as well as gaining an energy boost.

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

We had no gross profit during the second quarters of 2010 and 2009.

Selling and Marketing Expenses
Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based expense.

Selling and marketing expenses for the second quarter of 2010 were $228,362, compared to $54,077 for the comparable period in 2009.  The 2010 period included $170,000 in a stock-based marketing expense resulting from common shares issued to a shareholder for his assistance establishing credit for a merchant account and for marketing assistance with Health and Fitness Centers, while the 2009 period included $24,053 in stock-based marketing expense.  The 2010 period also included advertising expenses totaling $16,537, mainly related to Health and Fitness Center advertising, while similar expenses in the 2009 period were minimal.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based expense.

General and administrative expenses for the second quarter of 2010 were $224,452, compared to $223,434 for the comparable period in 2009. The 2010 period includes a charge of $57,000 for stock-based expense for shares issued in connection with an investor relations agreement while there was no such charge in the 2009 period.  The increase in stock-based expense was more than offset by reductions in salaries, rent and legal and accounting fees.

Loss on Relocation of Office
In the second quarter of 2009 we moved our office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California.  The loss recorded represents $128,118 of estimated future net rent expense for the Carlsbad office lease and $27,896 for loss on disposal of property and equipment related to the move.

Interest Expense
Interest expense during the second quarters of both 2010 and 2009 consisted mainly of interest on the convertible promissory notes, including accretion of debt discounts, as well as interest on other loans and advances.

Interest expense during the second quarter of 2010 was $34,127 compared to $36,355 during the comparable period in 2009.  Included in these amounts is amortization of debt discount on the convertible promissory notes of $18,896 and $35,572 in the 2010 and 2009 periods, respectively.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Sales
During the first six months of 2010, we had no sales compared to $160,420 in sales for the comparable period in 2009.  In the first six months of 2009, we paid nothing for either promotion allowances or slotting fees.  The majority of our sales in the 2009 period were of the Sports Energy Shot product.

Gross Profit
We had no gross profit during the first six months of 2010.  Our gross profit for the first six months of 2009 was $67,181, which represents a gross margin of 42%.

Selling and Marketing Expenses
Selling and marketing expenses for the first six months of 2010 were $370,047, compared to $173,251 for the comparable period in 2009.  The 2010 period includes stock-based marketing expenses totaling $304,175 for shares issued to 2 shareholders for assistance establishing credit for a merchant account and for other marketing services.  Similar charges in the 2009 period amounted to $104,053.  In addition, our 2010 expenses for advertising and promotional materials were about $23,000 higher than in 2009, mainly related to Health and Fitness Center advertising, but we had no salaries and commissions in 2010 compared to about $16,000 in 2009.

General and Administrative Expenses
General and administrative expenses for the first six months of 2010 were $442,454 compared to $462,772 for the comparable period in 2009. The 2010 period includes a charges totaling $117,000 in stock compensation for shares issued in connection with two investor and public relations agreements while there was no such charge in the 2009 period.  The increase in stock-based expense was more than offset by reductions in salaries and benefits due to a headcount reduction ($50,000), professional fees including legal and accounting ($44,000) and rent ($44,000).

Interest Expense
Interest expense during the six months ended June 30, 2010 and 2009 consisted mainly of interest on the convertible promissory notes, including accretion of debt discounts, as well as interest on other loans and advances.

Interest expense during the first six months of 2010 was $86,738 compared to $85,312 during the comparable period in 2009.  Included in these amounts is amortization of debt discount on the convertible promissory notes of $38,400 and $70,572 in the 2010 and 2009 periods, respectively.

Loss on Relocation of Office
In the second quarter of 2009 we moved our office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California.  The loss recorded represents $128,118 of estimated future net rent expense for the Carlsbad office lease and $27,896 for loss on disposal of property and equipment related to the move.

Gain on the Extinguishment of Debt and Creditor Obligations
In the first quarter of 2010, we entered into settlement agreements with a former vendor of legal services under which this creditor agree to forego a repayment of debt obligations we owed to them.  In connection with this settlement, we recorded a gain of $267,661.  Also during our 2010 first quarter, holders of our convertible notes issued in 2008 converted the principal and accrued interest owed to them into 2,729,157 shares of our common stock resulting in a loss of $3,691.  There were no such settlements during the first quarter of 2009.

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

At June 30, 2010, our principal sources of liquidity result from the sale of equity securities, the issuance of debt and advances of funds from officers (including entities owned by an officer) and shareholders.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, servicing debt, funding operating losses until we achieve profitability and expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts.  However, because of the magnitude of our debt burden, we have been unable to attract sufficient investment dollars to operate the Company in an efficient and effective manner.  In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with the Company.  Therefore, as we have previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010, with FITT, a corporation controlled by our CEO, whereby FITT will conduct operations to produce the FITT Energy Shot and to implement the new marketing plan. Subsequent to the signing of our Operating Agreement with FITT, the Company will only be responsible for basic business expenses, including those necessary to keep the Company’s government filings current, as FITT will be responsible for costs associated with ongoing operations.

The Company currently has no cash and management cannot be certain that royalties that FITT is obligated to pay the Company under the provisions of the Operating Agreement will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  So management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident it can attract any capital without first significantly mitigating its debt.  If we cannot obtain additional financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

Convertible Promissory Notes
In September 30, 2009, we commenced a $300,000 offering consisting of a convertible promissory note bearing 12% interest and five shares of the Company’s common stock for every dollar invested.  In March 2010, we increased the amount of the offering from $300,000 to $400,000, and in April 2010 we again increased the amount of the offering to $500,000.

Payments of principal and interest will be made monthly based on cash flow benchmarks.  Calculation of the amount to be paid will be based on ten percent (10%) of cash received by the Company from the sale over the internet of its FITT Energy Shot for the entire amount of the $500,000 offering, apportioned to each noteholder for their respective percentage of the offering total (such cash receipts being paid to the Company from various third-party merchant accounts established to receive customer credit card payments).  All payments will first be applied to principal.

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

During the six months ended June 30, 2010, we issued notes with face value totaling $100,000 together with 500,000 shares of common stock in connection with this offering, and recorded an initial discount on the notes of $41,359.

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

Sales of Equity Securities
During the first six months of 2010 we sold a total of 575,000 shares of our common stock to two investors for proceeds of $60,000.

At June 30, 2010, we had no cash or cash equivalents, and we had negative working capital of approximately $4.7 million.  During the first six months of 2010, because of a lack of capital, we issued 3,645,000 shares of common stock in payment for investor relations, merchant account services, marketing, and promotion of our products.  The value of the services and shares issued was $421,175.

Due to our lack of capital, we are in default of certain note agreements, are past due with many vendors, and have tax liens and levies filed against us and against any bank accounts we might obtain under our corporate name.  At June 30, 2010, we had $647,673 in notes payable obligations, of which $522,000 is in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which will have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30:

	Six Months Ended June 30,
	2010	2009	Change

Operating activities	$(160,000)	$(20,000)	$(140,000)
Investing activities	—	—	—
Financing activities	160,000	20,000	140,000
Change	$—	$—	$—

Operating Activities
Operating cash flows for the six months ended June 30, 2010 reflect our net loss of $637,669, adjusted by the net gain on creditor settlements of $263,970, offset by changes in working capital of $280,821 and other non-cash items (depreciation, amortization and stock-based expense) of $460,818. The change in working capital primarily results from increases in accrued compensation and advances from officers, both caused by our inability to generate operating capital.

Investing Activities
There was no cash used in investing activities for the six-months ended June 30, 2010 or 2009.

Financing Activities
During the first six months of 2010, we received proceeds from the sale of common stock and the issuance of convertible notes totaling $160,000.  During the same period in 2009, $20,000 was generated from the issuance of convertible notes.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Sacks Motor Sports Inc.
Effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks Motor Sports Inc. (“Sacks”) and with Greg Sacks (“Greg”).  Under the Sacks Settlement, the Company agreed to pay Sacks $100,000 on or before April 15, 2010 and issue to Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement calls for the Sacks Shares to be delivered to the Company’s law firm, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for 10 consecutive months commencing July 15, 2010. The Sacks Shares will become free-trading upon receipt of a legal opinion from the Company’s counsel.  Sacks has agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

The Sacks Settlement provides that, once the Company makes the $100,000 payment and delivers the Sacks Shares to SWSS, Sacks will irrevocably waive, release and surrender all rights relating to or arising from its May 28, 2008 judgment against us and will take all actions reasonable requested by us to cause the judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the Company’s June 30, 2010 Balance Sheet.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

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

During the six months ended June 30, 2010, we issued notes with face value totaling $100,000 together with 500,000 shares of common stock in connection with an offering commenced in September 2009.  During this same period, we sold a total of 575,000 shares of our common stock to two investors for proceeds of $60,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
10.1	Operating Agreement between FITT Highway Products, Inc. and F.I.T.T. Energy Products, Inc. dated August 12, 2010

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.
FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
(Registrant)
Dated: August 16, 2010
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)