Form 10-Q
period 2010-09-30
FITT HIGHWAY PRODUCTS, INC.
filed 2010-11-12
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 12, 2010, there were 76,719,938 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
FORM 10-Q
SEPTEMBER 30, 2010

INDEX

Part I – Financial Information

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
Item 4T.	Controls and Procedures	23

Part II – Other Information

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

Signatures		24

Certifications

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
BALANCE SHEETS
	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaid and other	5,538	6,945
Total current assets	5,538	6,945
Property and equipment, net	2,063	3,642
Total assets	$7,601	$10,587

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$801,338	$868,626
Accrued expenses	526,123	442,543
Accrued compensation	1,049,161	1,168,704
Customer deposits	227	227
Accrued litigation	1,790,000	1,790,000
Notes payable	667,403	812,567
Advances from officers	112,516	390,025
Total current liabilities	4,946,768	5,472,692
Notes payable	—	373,065
Total liabilities	4,946,768	5,845,757

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	—	—
Common stock, $0.001 par value: 150,000,000 and 100,000,000 shares authorized, 76,019,938 and 52,795,781 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	76,020	52,796
Additional paid-in capital	28,117,509	25,828,049
Accumulated deficit	(33,132,696)	(31,716,015)
Total shareholders’ deficit	(4,939,167)	(5,835,170)
Total liabilities and shareholders’ deficit	$7,601	$10,587

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales	$—	$—	$—	$160,420
Cost of sales	—	—	—	93,239
Gross profit	—	—	—	67,181

Operating expenses:
Selling and marketing	509,401	422,622	879,448	595,873
General and administrative	141,781	569,118	584,235	1,031,890
Loss on relocation of office	93,506	—	93,506	156,014
Loss on impairment of tradenames	—	143,711	—	143,711
Total operating expenses	744,688	1,135,451	1,557,189	1,927,488
Operating loss	(744,688)	(1,135,451)	(1,557,189)	(1,860,307)

Interest expense	33,924	38,722	120,662	124,034
Gain on extinguishment of debt and creditor obligations	—	—	(263,970)	—
Other expense, net	400	400	2,800	1,200
Loss before income taxes	(779,012)	(1,174,573)	(1,416,681)	(1,985,541)
Income taxes	—	—	—	—
Net loss	$(779,012)	$(1,174,573)	$(1,416,681)	$(1,985,541)

Basic and diluted net loss per share:	$(0.01)	$(0.03)	$(0.02)	$(0.08)

Weighted average number of common shares used in basic and diluted per share calculations:	73,411,242	36,213,981	65,506,787	25,818,343

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,416,681)	$(1,985,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment creditor settlements	(263,970)	—
Common stock issued for compensation and services rendered	921,175	972,500
Loss on relocation of office	93,506	156,014
Loss on impairment of tradenames	—	143,711
Depreciation	1,579	12,852
Amortization of debt discount	58,130	107,982
Changes in operating assets and liabilities:
Accounts receivable	—	33,496
Inventories	—	(1,024)
Prepaid expenses and other assets	2,407	74,026
Accounts payable	(34,897)	57,152
Accrued expenses	59,400	(81,914)
Accrued compensation	293,721	296,359
Customer deposits	—	(115,349)
Advances from officers	125,630	239,736
Net cash used in operating activities	(160,000)	(90,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	100,000	70,000
Proceeds from the sale of common stock	60,000	20,000
Net cash provided by financing activities	160,000	90,000

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,645	$6,053
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of former officer obligations	$848,795	$—
Issuance of common stock for conversion of notes payable and interest	$436,664	$—
Settlement of note payable and interest for zero value assets	$267,661	$—

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(formerly Who’s Your Daddy, Inc.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
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

Business
Prior to the second quarter of 2009, we manufactured (on an outsource basis), marketed, and distributed both canned energy drinks and a two-ounce energy shot under the tradenames Who’s Your Daddy® and The King of Energy®.  In the second quarter of 2009, we temporarily suspended our sales activity to focus on developing a two-ounce energy shot product under the name “F.I.T.T. Energy With Resveratrol” (the “FITT Energy Shot”) and creating a new marketing strategy emphasizing the sale of the new energy shot through non-retail channels, such as Direct Response Television (“DRTV”) and the internet, targeting people in their twenties, thirties, and forties who are interested in fitness and health as well as gaining an energy boost.   The FITT Energy Shot contains a number of ingredients which various scientific studies describe as having certain possible health and fitness benefits, and the Company intends to develop additional products in the future for this market niche.

As a result of our decision to pursue the new marketing direction with our FITT Energy Shot, we decided in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by the Company(see Note 8).  Under the agreement with Fish, the Company retained ownership of all formulas for the canned drink and energy shot products sold under the Who’s Your Daddy® and The King of Energy® tradenames as well as the color and art concepts used in the creation of those products.  The Company may elect to resume sales of these or similar products in the future, under the FITT brand, in those situations where profitable opportunities exist, and therefore does not believe discontinued operations treatment is appropriate.

Management’s Plan of Operations
For the year ended December 31, 2009, revenues declined to $160,695 from the 2008 level of $745,050, primarily due to the lack of operating capital and our decision to temporarily suspend our sales activity to focus on the development of the FITT Energy Shot and its accompanying new marketing strategy.  The Company has also incurred net losses of $2,587,334 and $2,644,172 for the years ended December 31, 2009 and 2008, respectively.  For the nine months ended September 30, 2010, we had no revenues and experienced a net loss of $1,416,681.  As of September 30, 2010, we had negative working capital in excess of $4.9 million, which includes approximately $1.8 million for an accrued arbitration award for a lawsuit against the Company.

Cash required to settle our liabilities and implement the marketing strategy is significant and we have been unable to raise enough dollars from interested investors to date.  In addition, because of our poor financial position and lack of liquidity, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are summarized below.

As a result of the factors mentioned above, we have been forced to pursue a partner to conduct operations, basically to produce the FITT Energy Shot and to implement the new marketing plan.  As such, effective August 12, 2010, the Company entered into an Operating Agreement (the “Operating Agreement”) with F.I.T.T. Energy Products, Inc. (“FITT”), an entity controlled by its investors and Company management, to market and distribute the FITT Energy Shot.  Under the terms of the Operating Agreement, FITT will perform certain operating services for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot, which royalty is payable once the balance of net advances from FITT to the Company have been satisfied.  Additionally in October 2010, the Internal Revenue Service (“IRS”) served FITT with a Notice of Levy attaching royalty payments payable to the Company by FITT.  See Note 4 for further information.  FITT will also have the option, but not be required, to advance funds to the Company if necessary.  The Company has agreed to issue FITT 5,000,000 of its common shares in connection with the Operating Agreement, which shares will be fully vested as of the date of issuance (see Note 10).

Management intends to use the royalty payments from FITT to pay basic operating expenses, including required public company expenses, and to compromise debt.  However, Management cannot be certain that royalty payments received or monies raised, if any, will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  Management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident it can attract any capital without first significantly mitigating its debt.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the Company’s Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company’s financial position, results of operation and cash flows.  The results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Accounting for Equity Instruments Issued to Non-Employees
The Company accounts for its equity-based payments to non-employees under ASC Subtopic 505 – Equity-Based Payments to Non-Employees.  The fair value of the equity instrument issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to common stock and/or additional paid-in capital as appropriate.

Debt Issued with Common Stock
Debt issued with common stock is accounted for under the guidelines established by ASC Subtopic 470-20 – Accounting for Debt With Conversion or Other Options. The Company records the relative fair value of common stock related to the issuance of convertible debt as a debt discount or premium.  The discount or premium is subsequently amortized over the expected term of the convertible debt to interest expense.

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are anti-dilutive in the loss periods.  At September 30, 2010 and 2009, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the years.  For the nine months ended September 30, 2010, the Company had 418,248 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered as dilutive under the treasury-stock method of accounting.  For the nine months ended September 30, 2009, the Company had 1,161,167 options and 1,018,248 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered as dilutive under the treasury-stock method of accounting.

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

3.	Accrued Expenses

Accrued expenses consisted of the following at:
	September 30, 2010	December 31, 2009
Estimated future cost of office lease abandoned	$303,456	$209,950
Interest	109,308	125,746
Other	113,359	106,847
	$526,123	$442,543

At September 30, 2010, we increased the estimated future cost of our abandoned office lease.  See Note 7 for additional information.

4.	Accrued Compensation
Accrued compensation consists of the following at:
	September 30, 2010	December 31, 2009
Accrued officers (and former officers) compensation	$562,035	$769,776
Other accrued compensation	151,368	59,995
Accrued payroll taxes	331,372	334,547
Other	4,386	4,386
	$1,049,161	$1,168,704

Due to our lack of capital, we have been unable to pay compensation to certain of our employees and also have unpaid payroll taxes.  The accrued payroll taxes category includes amounts recorded for delinquent payments of $266,402 and $258,489 at September 30, 2010 and December 31, 2009, respectively.  In October 2010, the IRS filed a federal tax lien against the Company in the amount of $136,678 related to past due payroll taxes.  Also in October 2010, the IRS served FITT with a Notice of Levy in the amount of $152,974 attaching all royalty payments payable to the Company by FITT over and above $83,166, which is the amount owed by the Company to FITT as of October 15, 2010.  The amount of the levy represents the past due tax amount noted above plus statutory additions.

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

5.	Notes Payable
Notes payable consist of the following at:
	September 30, 2010	December 31, 2009
Convertible promissory notes – 2010 issuance	$100,000	$—
Less: unamortized debt discount	(21,817)	—
Convertible promissory notes – 2009 issuance	145,000	145,000
Less: unamortized debt discount	(7,780)	(39,433)
Convertible promissory notes – 2008 issuance	—	380.000
Less: unamortized debt discount	—	(6,935)
Note payable – vendor settlement	—	255,000
Note payable – distributor settlement	202,000	202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – other	150,000	150,000
Subtotal	667,403	1,185,632
Less current portion	(667,403)	(812,567)
Long-term portion	$—	$373,065

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

During the nine months ended September 30, 2010, we issued notes with face value totaling $100,000 together with 500,000 shares of common stock in connection with this offering, and recorded an initial discount on the notes of $41,359.  Each note has a maturity date of 12 months, and as a result, is shown as current in the accompanying Balance Sheet.  Unamortized discounts are being amortized over the term of the notes on a straight-line basis.

Convertible Promissory Notes – 2009 Issuance
During 2009, we issued notes with face value totaling $145,000, and each note was due within 12 months of its issuance.  As of September 30, 2010, two notes with face values totaling $70,000 were past due and, as a result, in default.  All convertible promissory notes issued in 2009 are classified as current liabilities in the accompanying Balance Sheet.  Unamortized discounts are being amortized over the term of the notes on a straight line basis.

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

During the first nine months of 2010, the amount of the net CEO Advances totaled $125,630.  At September 30, 2010, the outstanding balance of CEO Advances was $112,516.

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

At December 31, 2009, we re-evaluated the estimates used in our original loss calculation and, as a result, increased the estimated loss relating to estimated future lease payments to $208,884 because the property has not been re-leased.  Given the continuing difficulties in the commercial real estate market, at September 30, 2010 we again re-evaluated the estimates used in our loss calculation, and increased the estimated loss by $93,506.  As of September 30, 2010, the liability of $303,456 is included in Accrued Expenses.  See Note 3.

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

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the Company’s September 30, 2010 Balance Sheet.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

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

9.	Common Stock

Common Stock Activity
Following is the activity for the Company’s shares of common stock during the nine months ended September 30, 2010:

	Shares
Shares outstanding December 31, 2009	52,795,781
Sales of common stock	575,000
Shares issued in connection with prior commitment	10,000,000
Shares issued for services rendered	8,645,000
Shares issued on conversion of convertible debt	2,729,157	See Note 5
Shares issued in settlement of litigation	1,000,000	See Note 8
Shares issued in settlement of amount owed to former officer	75,000	See Note 10
Shares issued in connection with convertible debt	500,000	See Note 5
Shares cancelled	(300,000)
Shares outstanding September 30, 2010	76,019,938

During the nine months ended September 30, 2010, the Company sold 575,000 shares of its common stock to two investors for a total of $60,000.

On April 21, 2010, the Company issued 10,000,000 shares to Sports 1 Marketing LLC which we had previously committed to issue.  See Note 10.

Shares issued in connection with services rendered include shares issued under the FITT Operating Agreement (5,000,000), and under agreements with MRR Investments, LLC (75,000), APPL International Inc. (1,000,000), Issuers Capital Advisors, LLC (570,000) and Sam Maywood M.D. (2,000,000).  The shares were fully vested on the dates of issuance and were valued based on the market price of the common stock on the dates of issuance.  See Note 10 for additional information.  The Company has recorded expenses for shares issued for services rendered in the accompanying Statements of Operations for the three and nine months ended September 30, 2010 as follows:

	Three Months	Nine Months
Selling and marketing	$500,000	$804,175
General and administrative	—	117,000
Total	$500,000	$921,175

On March 3, 2010, the Company and Dr. Robert Maywood reached an agreement whereby we canceled 300,000 shares of common stock previously issued in October 2009, as certain services were not rendered.

Warrant Activity
During the three and nine months ended September 30, 2010, warrants to purchase zero and 600,000 shares of our common stock expired, respectively.

10.	Agreements

Agreement with MRR Investments
On January 13, 2010, the Company entered into a Marketing & Representation Agreement with MRR Investments, LLC (the “MRR Agreement”), a company with significant experience in marketing and strategic alliances.  The MRR Agreement calls for MRR Investments to provide services in the areas of product endorsement, strategic marketing, product support and strategic introductions.  Under the MRR Agreement, which has a term of 12 months, MRR received 75,000 shares of our common stock.  The shares were fully vested on January 13, 2010, the date of issuance, and the Company recorded a stock-based marketing expense of $14,175 during the nine-month period ended September 30, 2010, based on the market price on the date of issuance.

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

The Company entered into a Settlement Agreement and General Release (the “Officer Settlement Agreement”) dated January 15, 2010 with another former officer (the “Officer”) whereby the Officer agreed to accept 75,000 shares of the Company’s common stock (the “Shares”) as full repayment of indebtedness owed by the Company totaling $183,981 ($178,683 in accrued salaries and $5,298 in unpaid loans and advances).  The Officer Settlement Agreement provides that the Company will endeavor to obtain an opinion from counsel confirming that the Shares need not contain a restrictive legend under Rule 144.  The Officer signed the Officer Settlement Agreement on January 19, 2010.

In connection with the Letter Agreements and the Officer Settlement Agreement, the Company recorded an adjustment to Additional Paid-in Capital in the amount of $835,295 during the nine-month period ended September 30, 2010 related to the forgiveness of their debts because of their prior capacity as officers and/or directors.  The adjustment to Additional Paid-in Capital is comprised of the following:

Accrued salaries – not repaid	$379,141
Officer advances – not repaid	375,324
Accounts payable obligation – not repaid	60,207
Reduction in accrued payroll taxes on accrued payroll	34,123
Subtotal	848,795
Less: value of shares received by Officer	(13,500)
Adjustment to additional paid-in capital	$835,295

Amendments to Sam Maywood Agreement
On July 28, 2009 the Company entered into a Marketing & Representation Agreement with Sam Maywood M.D. (the “S. Maywood Agreement”), a Board Certified Anesthesiologist and pain management specialist, who has extensive experience in understanding the use and benefits of herbal products and their associated marketing.  On March 3, 2010, the Company entered into Amendment No. 2 to the S. Maywood Agreement which included the issuance of 1,000,000 more shares, and on May 1, 2010, the Company entered into Amendment No. 3 to the S. Maywood Agreement which included the issuance of 1,000,000 more shares.  The shares were fully vested on the dates of issuance (March 3, 2010 and May 1, 2010), and the Company recorded stock-based marketing expense of zero and $290,000 during the three and nine-month periods ended September 30, 2010, respectively, based on the market prices on the dates of issuance.

Agreement with APPL
On March 23, 2010, the Company entered into a Financial Public Relations Agreement with APPL International Inc. (“APPL”) (the “APPL Agreement”) under which APPL agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The APPL Agreement has a term of six (6) months and can be terminated by either party with immediate notice.  In connection with the APPL Agreement, the Company agreed to issue 1,000,000 shares of its common stock to an employee of APPL.  The shares were fully vested on March 23, 2010, the date of issuance, and will be released to APPL’s employee on a schedule set forth in the APPL Agreement.  The Company recorded stock-based general and administrative expense of zero and $60,000 during the three and nine-month periods ended September 30, 2010, respectively, based on the market price on the date of issuance.

Agreement with ICA
On April 9, 2010, the Company entered into a Consulting Agreement with Issuers Capital Advisors, LLC (“ICA”) (the “ICA Agreement”) under which ICA agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The ICA Agreement has a term of six (6) months and can be terminated by either party after 60 days for any reason.  In connection with the ICA Agreement, the Company agreed to issue 570,000 shares of its common stock to ICA.  The shares were fully vested on April 9, 2010, the date of issuance, and will be released to ICA on a schedule set forth in the ICA Agreement.  The Company recorded stock-based general and administrative expense of zero and $57,000 during the three and nine-month periods ended September 30, 2010, respectively, based on the market price on the date of issuance.

Agreement with Sports 1 Marketing LLC
In 2009, we entered into a Marketing & Lead Generation Agreement with LSSE, LLC (“LSSE”) (the “LSSE Agreement”).  Under the LSSE Agreement, LSSE agreed to provide a variety of services including marketing, public relations, and merchandising services, including endorsement of our products by NFL Hall of Fame quarterback, Warren Moon, who was affiliated with a principal of LSSE.  The Company agreed to compensate LSSE by issuing them 10,000,000 shares of our common stock, 1,000,000 of which were to be issued to Mr. Moon.  LSSE could not fulfill their obligations under the LSSE Agreement and they instructed us to inform our transfer agent not to issue the 10,000,000 shares.  Due to recent changes at LSSE, Mr. Moon agreed to perform the obligations under the LSSE Agreement, under the same terms and conditions, through a company he owned named Sports 1 Marketing LLC (“Sports 1”), for the same 10,000,000 shares committed to LSSE.  Mr. Moon and Sports 1 have the same athlete and media contacts to be able to perform the consulting services outlined in the LSSE Agreement.

On April 21, 2010, we issued the 10,000,000 previously committed shares, with 1,000,000 shares issued and released to Mr. Moon and 9,000,000 shares to be released to Sports 1 on an agreed upon schedule.  All shares were previously expensed in 2009 upon the initial agreement with LSSE.  No additional expense will be recognized.

FITT Operating Agreement
As discussed in Note 1, the Company entered into an Operating Agreement with FITT on August 12, 2010.  Under the terms of the Operating Agreement, FITT will perform certain operating services for the Company, including among other things, selling, marketing, producing and distributing of the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  This royalty obligation will first be offset against amounts owed by us to FITT, after which royalty payments will be made directly to the Company.  FITT will also have the option, but not be required, to advance funds to the Company if necessary.  The Company has agreed to issue FITT 5,000,000 of its shares of Common Stock in connection with the Operating Agreement, which shares were fully vested, and therefore valued for accounting purposes, as of the date of agreement.  While FITT has indicated it will use the shares as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will record in its books all sales, cost of sales and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses and of raising capital.  The Company recorded stock-based selling and marketing expense of $500,000, based on the market price on the date of agreement, during the nine-month period ending September 30, 2010.

From the inception of the Operating Agreement through September 30, 2010, the amount of the royalty obligation owed to the Company by FITT was insignificant.

11.	Subsequent Events

Agreement with Tribe Communications
On October 15, 2010, the Company entered into a Marketing and Production Agreement with Tribe Communications, Inc. (“Tribe”) (the “Tribe Agreement”).  Under the Tribe Agreement, which has a term of three months, Tribe has agreed to conduct and broadcast three (3) radio and four (4) television interviews with our CEO on the Big Biz Show, a business radio and internet television talk show broadcast out of San Diego, California.  The interviews with our CEO will discuss the rollout of the FITT Energy Shot and the impact that may have for the Company as a result of the royalty arrangement with FITT.  The interviews, each of which will be approximately 25 minutes in length, will be re-broadcast 21 times (both radio and television) during the term of the Tribe Agreement.  In addition, Tribe has agreed to provide a 5 to 10 minute live, on-air radio review of any newsworthy Company event within 24 hours of such event taking place.  In connection with the Tribe Agreement, the Company agreed to issue 700,000 shares of its common stock to Tribe.  In addition, a shareholder and former officer of the Company agreed to transfer 200,000 of his free-trading shares to Tribe.  The shares issued by the Company were fully vested on October 26, 2010, the date of issuance, and during the fourth quarter, the Company will record a selling and marketing expense of $126,000, which equates to the aggregate value of all shares issued to Tribe under the Tribe Agreement.

Convertible Promissory Notes
In October 2010, we offered holders of $245,000 in face value of our convertible promissory notes the opportunity to consent to the transfer of the unpaid principal and accrued interest balances of their notes from the Company to FITT.  By consenting to the transfer, each Noteholder agrees that the responsibility for the repayment of their note resides with FITT and not the Company.   In addition under the consent, each Noteholder agrees to forfeit the conversion right included in their note.  As of the date of this filing, holders of $120,000 in face value of the notes have consented to the transfer of their note obligations to FITT.

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

Description of Business
We had originally marketed our energy drinks through retail outlets mainly to a demographic of customers in their late teens through mid-thirties who were seeking alternatives to bad tasting energy drinks, coffee and other stimulants and were attracted to our products because of their energy boosting capabilities, pleasant taste, and also because of our edgy and provocative former tradenames, Who’s Your Daddy® and The King of Energy®.  Given the crowded energy drink market and high cost of acquiring shelf space, in late 2008, we developed and began marketing a two-ounce Sports Energy Shot on a test basis in limited retail markets to determine the best marketing strategy and demographic for this type of product.  Based on what we learned, during the second quarter of 2009, we determined we would change our marketing strategy and demographic in order to be competitive in the energy product marketplace.  During the last three quarters of 2009 and the first nine months of 2010, the Company temporarily suspended its sales activity to focus on developing a new energy shot product, the FITT Energy Shot, and a new marketing strategy pointing to customers in their twenties, thirties, and forties who are interested in fitness and health as well as gaining an energy boost.  The FITT Energy Shot contains a number of ingredients which certain scientific studies claim have various health and fitness benefits.

As a result of our decision to pursue marketing our new FITT Energy Shot product, we decided in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by the Company.

Products
FITT Energy Shot
Our FITT Energy Shot was designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott is a graduate of Penn State University and a former player and physician for its football team. He is on the board of PriCara Pharmaceutical, a Johnson & Johnson Company and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.

The FITT Energy Shot contains some of the most exciting supplements of this generation. These ingredients have been selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health.  The FITT Energy Shot features Resveratrol.  A substance found naturally in grapes, Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to affect age related decline.  Our FITT Energy Shot also contains L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine. Additionally, the drink features L-Arginine alphaketoglutarate (AKG).  Arginine AKG has been shown in a University study to help build additional strength when used during training.  Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium.  These ingredients have good safety profiles and have support as weight-loss aides.  More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain.  All this is built on a base of healthy pomegranate and orange.

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

Marketing
During the first nine months of 2010, the Company finalized its marketing plan for the FITT Energy Shot to reach customers through a variety of methods including DRTV, internet email broadcasts and electronic media at health and fitness centers.  We tested our email sales campaign and discovered a number of issues that need to be resolved in order for it to be effective.  We also tested the selling and fulfillment processes for effectiveness and efficiency.  We believe our multi-faceted marketing approach will allow us to build brand recognition by reaching a far greater number of customers at significantly reduced costs for marketing, shipping, and product placement than we have previously experienced using traditional retail distribution methods.  We also believe that, of the various methods of marketing our product, investing dollars first into DRTV will provide most expeditious way to begin generating brand recognition. By reaching millions of households in a short period of time, television will allow us to target, on a national basis, the specific demographic we are interested in reaching.  All future marketing and distribution will be performed by FITT under the Operating Agreement.

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

During September and early October, Euro developed a 60 second short-form TV ad (commonly referred to as an infomercial) for the FITT Energy Shot, and during the week of October 25, 2010, FITT tested the infomercial on multiple television stations across the U.S.  FITT is presently evaluating the results of this test and expects to begin a full launch of the infomercial later in November.  The infomercial can be seen at www.throwafitt.com.

The infomercial discusses the benefits of the product and offers the viewer a free trial of 12 FITT Energy Shots by calling an 800 number.  Each national TV station is assigned a unique 800 call-in number which allows us to determine the effectiveness of each ad placement and place ongoing ads most efficiently.  The only charge to the viewer for this offer is for shipping and handling, with shipping done via Fedex Smartpost so that a tracking number can be provided.  Once the viewer accepts the trial offer and becomes a customer, he will have the choice of being enrolled in a continuity program or simply buying the product.  The current pricing for the FITT Energy Shot, depending on quantities ordered, can be as little as $1.46 per bottle, including shipping and handling, delivered to the customer’s door.  This is well below the price paid at most retail establishments.

Marketing Plan - Internet
The internet marketing program will begin only after FITT believes a certain level of brand recognition has been attained, and will consist of a key search word program as well as email broadcasts to up to 88 million leads from two affiliates with which the Company has agreements.   Euro is currently reviewing the internet portion of our marketing program to help refine and target this approach in an appropriate manner.

We expect that, because of our association with Warren Moon and his connections with high-profile athletes, we will be able to bring nationally recognizable sport figures to assist with the implementation of this aspect of our marketing plan and we are confident these relationships will greatly enhance the Company’s image and provide even greater brand awareness for our products.

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

Marketing Plan – Retail
While we currently have no definitive plans for retail marketing, we believe this will be an important element of our overall marketing program.  We anticipate that brand recognition developed through use of DRTV, internet and an association with Health and Fitness Clubs will then create the necessary consumer awareness for the retail market.

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

The Company has no cash and management cannot be certain that royalty funds received from FITT, after the payment of amounts owed to FITT and the IRS tax levy, will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  So management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident it can attract any capital without first significantly mitigating its debt.

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

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Sales
Our sales consist of energy drink products sold through electronic media and to distributors and retail stores.  Our sales are recorded at the selling price, less promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During the third quarter of 2010 and 2009, we had no sales.  In the second quarter of 2009, we temporarily suspended our sales activity to focus on developing the FITT Energy Shot and creating a new marketing strategy emphasizing the sale of the new energy shot through non-retail channels, such as DRTV and the internet, targeting people in their twenties, thirties, and forties who are interested in fitness and health as well as gaining an energy boost.

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

We had no gross profit during the third quarters of 2010 and 2009.

Selling and Marketing Expenses
Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based expense.

Selling and marketing expenses for the third quarter of 2010 were $509,401, compared to $422,622 for the comparable period in 2009.  The 2010 period includes $500,000 in a stock-based marketing expense resulting from common shares issued to FITT in accordance with the Operating Agreement.  Stock-based marketing expense in 2009 was $440,947 mainly related to shares issued in connection with agreements between the Company and LSSE, LLC, Dr. Rand Scott, and Dr. Sam Maywood for marketing, representation and lead generation services.  The 2009 period also included a credit of $22,500 for consulting fees which had been accrued under an agreement that was later cancelled.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based expense.

General and administrative expenses for the third quarter of 2010 were $141,781, compared to $569,118 for the comparable period in 2009. The 2009 period includes a charge of $425,000 for stock compensation for shares issued in connection with employment agreements with two key employees while the 2010 period contained no such charge.

Loss on Relocation of Office
In 2009 we moved our office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California and recorded a loss for estimated future net rent expense for the Carlsbad office lease and for disposal of property and equipment related to the move.  In the third quarter of 2010, we re-evaluated the estimates used in our original loss calculation and, as a result, increased the estimated loss relating to estimated future lease payments by $93,506 because the property has not been re-leased.

Loss on Impairment of Tradenames
During the third quarter of 2009, the Company recorded a tradename impairment charge of $143,711, effectively reducing the value of this asset to zero.

Interest Expense
Interest expense during the third quarter of 2010 was $33,924 compared to $38,722 during the comparable period in 2009.  Interest expense for both periods consisted mainly of interest on the convertible promissory notes, including accretion of debt discounts, as well as interest on other loans and advances.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Sales
During the first nine months of 2010, we had no sales compared to $160,420 in sales for the comparable period in 2009.  In the first nine months of 2009, we paid nothing for either promotion allowances or slotting fees.  The majority of our sales in the 2009 period were from the Sports Energy Shot product.

Gross Profit
We had no gross profit during the first nine months of 2010.  Our gross profit for the first nine months of 2009 was $67,181, which represents a gross margin of 42%.

Selling and Marketing Expenses
Selling and marketing expenses for the first nine months of 2010 were $879,448, compared to $595,873 for the comparable period in 2009.  The 2010 period includes stock-based marketing expenses totaling $804,175 for shares issued to FITT in connection with the Operating Agreement and to 2 shareholders for assistance establishing credit for a merchant account and for other marketing services.  Similar charges in the 2009 period amounted to $545,000.  In addition, our 2010 expenses for advertising and promotional materials were about $25,000 higher than in 2009, mainly related to Health and Fitness Center advertising.

General and Administrative Expenses
General and administrative expenses for the first nine months of 2010 were $584,235 compared to $1,031,890 for the comparable period in 2009. The 2010 period includes a charges totaling $117,000 in stock compensation for shares issued in connection with two investor and public relations agreements while 2009 includes a stock compensation charge of $425,000 for shares issued in connection with employment agreements with two key employees.  In addition to the reduction in stock-based expense, there were reductions in salaries and benefits due to a headcount reduction ($36,000), legal and consulting fees ($61,000) and rent ($41,000).

Loss on Relocation of Office
In 2009 we moved our office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California and recorded a loss for estimated future net rent expense for the Carlsbad office lease and for disposal of property and equipment related to the move.  In the third quarter of 2010, we re-evaluated the estimates used in our original loss calculation and, as a result, increased the estimated loss relating to estimated future lease payments by $93,506 because the property has not been re-leased.

Loss on Impairment of Tradenames
During the third quarter of 2009, the Company recorded a tradename impairment charge of $143,711, effectively reducing the value of this asset to zero.

Interest Expense
Interest expense for the first nine months of 2010 was $120,662 compared to $124,034 during the comparable period in 2009.  Interest expense for both periods consisted mainly of interest on the convertible promissory notes, including accretion of debt discounts, as well as interest on other loans and advances.

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

At September 30, 2010, our principal sources of liquidity result from the sale of equity securities, the issuance of debt, royalty payments from FITT, and advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts.  However, because of the magnitude of our debt burden, we have been unable to attract sufficient investment dollars to operate the Company in an efficient and effective manner.  In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with the Company.  Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010, with FITT, an entity controlled by its investors and Company management, whereby FITT will conduct operations to produce the FITT Energy Shot and to implement the new marketing plan. Subsequent to the signing of our Operating Agreement with FITT, the Company will only be responsible for basic business expenses, including those necessary to keep the Company’s government filings current, as FITT will be responsible for costs associated with ongoing operations.

The Company currently has no cash and management cannot be certain that royalties that FITT is obligated to pay the Company under the provisions of the Operating Agreement will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  So management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident it can attract any capital without first significantly compromising its debt.  If we cannot obtain additional financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

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

During the nine months ended September 30, 2010, we issued notes with face value totaling $100,000 together with 500,000 shares of common stock in connection with this offering, and recorded an initial discount on the notes of $41,359.

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

In October 2010, we offered holders of $245,000 in face value of our convertible promissory notes the opportunity to consent to the transfer of the unpaid principal and accrued interest balances of their notes from the Company to FITT.  By consenting to the transfer, each Noteholder agrees that the responsibility for the repayment of their note resides with FITT and not the Company.   In addition under the consent, each Noteholder agrees to forfeit the conversion right included in their note.  As of the date of this filing, holders of $120,000 in face value of the notes have consented to the transfer of their note obligations to FITT.

Sales of Equity Securities
During the first nine months of 2010 we sold a total of 575,000 shares of our common stock to two investors for proceeds of $60,000.

At September 30, 2010, we had no cash or cash equivalents, and we had negative working capital in excess of $4.9 million.  During the first nine months of 2010, because of a lack of capital, we issued 5,000,000 shares of our common stock to FITT in accordance with the Operating Agreement and 3,645,000 shares of common stock in payment for investor relations, merchant account services, marketing, and promotion of our products.  The value of the services and shares issued was $921,175.

Due to our lack of capital, we are in default of certain note agreements, are past due with many vendors, and have tax liens and levies filed against us and against any bank accounts we might obtain under our corporate name.  At September 30, 2010, we had $667,403 in notes payable obligations, of which $522,000 is in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which will have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	Nine Months Ended September 30,
	2010	2009	Change

Operating activities	$(160,000)	$(90,000)	$(70,000)
Investing activities	—	—	—
Financing activities	160,000	90,000	70,000
Change	$—	$—	$—

Operating Activities
Operating cash flows for the nine months ended September 30, 2010 reflect our net loss of $1,416,681, adjusted by the net gain on creditor settlements of $263,970, offset by changes in working capital of $446,261 and other non-cash items (depreciation, amortization and stock-based expense) of $1,074,390. The change in working capital results primarily from increases in accrued expenses, accrued compensation and advances from officers, all caused by our inability to generate operating capital.

Investing Activities
There was no cash used in investing activities for the nine months ended September 30, 2010 or 2009.

Financing Activities
During the first nine months of 2010, we received proceeds of $160,000 from the sale of common stock ($60,000) and the issuance of convertible notes ($100,000).  During the same period in 2009, $20,000 was received from the sale of common stock and $70,000 from the issuance of convertible notes.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the Company’s September 30, 2010 Balance Sheet.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

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

During the nine months ended September 30, 2010, we issued notes with face value totaling $100,000 together with 500,000 shares of common stock in connection with an offering commenced in September 2009.  During this same period, we sold a total of 575,000 shares of our common stock to two investors for proceeds of $60,000.

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
Dated: November 12, 2010
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)