Form 10-K
period 2010-12-31
FITT HIGHWAY PRODUCTS, INC.
filed 2011-04-14
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010 was approximately $6,084,392.

The registrant had 84,294,938 shares of common stock and no shares of preferred stock outstanding as of April 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15:  (i) Registration Statement on Form 10SB, filed on January 18, 2002, (ii) Current Report on Form 8-K, filed on April 7, 2005, (iii) Schedule 14C Definitive Information Statement, filed June 28, 2005, (iv) Current Report on Form 8-K, filed June 11, 2009, (v) Current Report on Form 8-K, filed August 26, 2009, (vi) Current Report on Form 8-K, filed September 18, 2009, (vii) Current Report on Form 8-K, filed January 22, 2010, (viii) Current Report on Form 8-K, filed April 6, 2010, (ix) Current Report on Form 8-K, filed June 21, 2010, and (x) Current Report on Form 8-K, filed July 21, 2010.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	46

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	47

SIGNATURES		48

PART I

ITEM 1.          BUSINESS

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

On April 13, 2005, the shareholders of Snocone Systems, Inc. voted to change our name to Who’s Your Daddy, Inc. and effective June 1, 2010, the shareholders of Who’s Your Daddy, Inc. voted to change our name to FITT Highway Products, Inc.

Business Development
After developing an energy drink with several flavors, we changed our primary business to the manufacture (on an outsource basis), sale and distribution of these beverages centered on the trademark-protected brands, Who’s Your Daddy® and The King of Energy® which we began selling in 2005.  We originally marketed our energy drinks through retail outlets mainly to a demographic of customers in their late teens through mid-thirties who were seeking alternatives to bad tasting energy drinks, coffee and other stimulants and were attracted to our products because of their energy boosting capabilities, pleasant taste, and also because of our edgy and provocative tradenames.  Given the crowded energy drink market and high cost of acquiring shelf space, in late 2008, we developed and began test-marketing a two-ounce Sports Energy Shot in limited retail markets to determine the best marketing strategy and demographic for this type of product.

Based on what we learned, during the second quarter of 2009, we determined we would modify our product and expand our target demographic in order to be competitive in the energy product marketplace.  During the last three quarters of 2009 and most of the 2010 year, the Company temporarily suspended sales activity to focus on modifying our Sports Energy Shot and changing its name to “F.I.T.T. Energy With Resveratrol” (the “FITT Energy Shot”).  The FITT Energy Shot is essentially the same formula as our Sports Energy Shot, but also contains additional ingredients which various scientific studies describe as having certain possible health and fitness benefits.

As a result of our decision to concentrate on our new FITT Energy Shot product, we decided in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by the Company.

Effective August 12, 2010, the we entered into an Operating Agreement with F.I.T.T. Energy Products, Inc. (“FITT”), a private Nevada corporation controlled by certain of the Company’s  investors and management, but not deemed under common control.  Under the terms of the Operating Agreement, FITT performs certain operating services for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.

FITT began test marketing the FITT Energy Shot using a new marketing strategy pointing to customers in their twenties, thirties, and forties who are interested in fitness and health as well as gaining an energy boost.  The test marketing began with an internet-based model using email blasts, key word searches and Direct Response Television (“DRTV”) to attract customers, so that we could test call center, fulfillment and other sales and administrative processes.  We also believed that this test marketing strategy would allow us to generate brand awareness that could then be leveraged in an all-important roll-out of our product to the retail market.

Description of Business

Our Company’s business is the manufacture (on an outsource basis), distribution and sale of energy drinks which, as noted in Operations below, is currently being performed by FITT.  The primary outlet for our product is expected to be the retail market, with additional sales coming from our website and DRTV presence.  Marketing support and brand recognition will be primarily done through television.  Our revenues and cash flow is presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the FITT Energy Shot.  As such, we are now dependent upon the success of FITT’s operations.  Until we can mitigate the Company’s debt, we will be unable to operate in the normal course of business and seek capital to develop new products.

Products
Energy Shots
Our energy shots were designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott is a graduate of Penn State University and a former player and physician for its football team. He is on the board of PriCara Pharmaceutical, a Johnson & Johnson Company and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.

FITT Energy Shot
The FITT Energy Shot, which is a modification of our Sports Energy Shot, contains some of the most exciting supplements of this generation. These ingredients have been selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health.  The FITT Energy Shot features Resveratrol.  A substance found naturally in grapes, Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to affect age related decline.  Our FITT Energy Shot also contains L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine. Additionally, the drink features L-Arginine alphaketoglutarate (AKG).  Arginine AKG has been shown in a University study to help build additional strength when used during training.  Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium.  These ingredients have good safety profiles and have support as weight-loss aides.  More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain.  All this is built on a base of healthy pomegranate and orange.

Sports Energy Shot
The Sports Energy Shot, a concentrated two-ounce energy drink, designed to provide a zero calorie, sugar free, rapid and lasting energy boost which enhances muscle strength and endurance. The Sports Energy Shot contains many of the same ingredients as the FITT Energy Shot including L-Arginine and the formulation used in the Sports Energy Shot was the basis for the FITT Energy Shot’s formulation.

Canned Energy Drink Products
We previously distributed our canned energy drinks in two flavors, Cranberry-Pineapple and Green Tea, with a Regular and Sugar-Free version of each.  Shipments began in 2005 with the Cranberry-Pineapple flavor.  During 2009, we stopped selling the canned energy drinks to focus on our energy shots, but we may elect to resume sales of these products in the future, under the FITT brand, in those situations where marketing, shipping, and product placement costs are minimal.

Operations
Since the Company completed its merger with Snocone Systems, Inc., we have been unable to generate income and have become burdened with substantial debt.  As of December 31, 2010, we have less than $3,000 in assets (zero in cash) and in excess of $4.8 million in debt, which includes approximately $1.8 million for an accrued arbitration award for a lawsuit against the Company.  As a result, we have been unable to attract necessary investment dollars to our Company to produce our product and implement our marketing strategy.  In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  These factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can substantially mitigate its debt and raise capital.

In order to conduct operations, we have been forced to pursue a partner to produce the FITT Energy Shot and to implement the marketing plan.   Under the terms of the Operating Agreement with FITT, they will perform certain operating services for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  In connection with the Operating Agreement, the Company agreed to issue FITT 5,000,000 of its common shares, which were fully vested as of the date of issuance.  While FITT has indicated it will use the shares as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will process and record in its books all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses as well as raising capital.

FITT will be performing the majority of the operating functions for the Company and compensate us with a royalty payment described above.  If we are successful with plans to mitigate our debt, we expect the Company will be able to attract investment, enter agreements with service providers, develop new products, and manage its operating functions.  Management cannot be certain that royalty funds received from FITT, after the payment of amounts owed to FITT and an IRS tax levy, will be sufficient to pay our basic operating expenses, let alone mitigate debt in any substantial way.  Management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management may not be able to attract any capital without first significantly mitigating its debt.

Marketing
In July 2010, FITT entered into an agreement with Euro RSCG Edge (“Euro”) whereby Euro would perform a variety of marketing services for FITT including creating a 60 second television commercial (the “FITT Commercial”) about the FITT Energy Shot.  By changing the tag line at the end of the FITT Commercial, it can be easily customized for use in specific markets for specific offers.

Euro is a member of Euro RSCG Worldwide, which according to 2009 Advertising Age Global Marketers Report, is the largest global agency as measured by total number of global accounts.  Euro agreed to market the FITT Energy Shot because they believe the product can be a big hit since it is significantly different than any other product in the rapidly growing energy shot category and is a healthy alternative.  They are also impressed by the team of doctors, athletes, product producers, and call and fulfillment centers supporting the product.  FITT intends to use the FITT Commercial to support multiple marketing activities including retail, DRTV and online programs.

During 2010, FITT began test marketing the FITT Energy Shot through DRTV and internet email campaigns as a precursor to a roll-out into the retail market.  It was anticipated that test marketing would allow for an evaluation of the selling, call center and fulfillment processes for effectiveness and efficiency while determining whether DRTV and email broadcasts could generate brand recognition and produce a reasonable level of sales.  The test marketing was also designed to allow for an evaluation of customers’ responses to a multitude of product offerings including continuity programs, BOGO (buy one, get one free), reduced shipping costs and other types of offers.  It was believed that, in addition to providing important information about core customers and markets, this approach would allow for the building of brand recognition by reaching a far greater number of customers at significantly reduced costs for marketing, shipping, and product placement than would have been experienced using traditional retail distribution methods.  Investing marketing dollars in these ways, particularly through television, allows for millions of households to be reached in a short time while targeting specific demographics.  All of this would prepare the brand for entry into the retail marketplace where it is anticipated that a more consistent level of sales, earnings and cash flow would be created.

Cash required to implement our marketing plan is significant.  Investors are requiring that investment dollars be used within FITT for FITT Energy Shot operations in order to protect their investments from prior creditor claims of the Company.  Since investors have typically been offered shares of our common stock as an additional incentive to invest, they also asked that we pursue additional funding to be used to mitigate existing debt of the Company at a maximum of 10 to 15 cents per dollar of debt.

Marketing Plan – Retail
The retail market space for our product includes grocery chains, drug stores, convenience stores and health and fitness centers to name a few.  We believe sales into the retail market will provide the most stable method for marketing the FITT Energy Shot and other products, but we also understand the retail market requires brand recognition and marketing support.  Euro advised management that the FITT Commercial would be one of the most important features in helping to drive traffic to the stores, providing support for retailers and distributors.  The tag line at the end of the commercial can be easily customized to indicate in exactly which outlets the product would be available.

During the last quarter of 2010, a major sports franchise expressed an interest in the FITT Energy Shot after viewing the FITT Commercial and reading about the product on FITT website.  This sports franchise has relationships with the types of market outlets we are pursuing.  FITT is currently in discussions with this organization to establish a working relationship which would allow the leveraging of their sports brand to provide exposure for the FITT Energy Shot in the market outlets they serve.  We are hopeful that FITT will be able to negotiate and reach an agreement to launch a roll-out of the FITT Energy Shot in the market served by this sports franchise.

In April 2010, we announced an agreement integrating Warren Moon, NFL Hall of Fame quarterback, into an advertising campaign for the FITT Energy Shot featured in the new 24 Hour Fitness Digital Magazine and the promotion of the FITT Energy Shot product beginning in May 2010.  24 Hour Fitness is an innovative leader in the health and fitness industry and serves more than 3 million members in more than 425 clubs.  We believe that strategic partnerships with Health and Fitness Clubs will allow us to reach potential customers interested in our product and the benefits they believe can be achieved in connection with their workouts.

It is FITT’s intention to work with strategic relationships to develop joint marketing opportunities with distributors who deliver multiple products on a daily basis to retail outlets across the country.

Marketing Plan – DRTV
For many companies and products, DRTV has been proven to be a very efficient method of establishing recognition of a brand and product attributes while also generating sales and Euro has specialized in DRTV since 1998 with its very impressive talent team.

The driving force behind Euro’s success, and ultimately the success of the FITT Energy Shot through DRTV, is how they financially motivate their media buyers, who are 100% commission-driven. They earn a fixed percent of the agency’s commission if the buys they make on behalf of the client are executed in accordance with an agreed-upon strategic plan.  They earn double that percentage on each show for which their monthly performance is in the top half of all buyers.  Simply put, the better they perform in terms of results for their clients, the more they earn, and the greater the revenue from the FITT Energy Shot.

During the fourth quarter of 2010, FITT began test marketing the FITT Energy Shot on multiple television stations across the U.S.  FITT has been evaluating the results of these tests to determine, among other things, which product offering will best attract a long-term customer demographic we are interested in.  The test marketing results are also expected to provide information that will be important in the planning for a retail roll-out.  The FITT Commercial, which can be seen at www.throwafitt.com, is capable of generating sales by having a customer call an 800 number and ordering product through a call center.  The tag line at the end of the commercial can be easily customized for different customer offers in order to help determine which offers best work with various consumer demographics.

Marketing Plan - Internet
We began the internet marketing plan by test broadcasting emails to customers selected from a total of 88 million leads from two affiliates with which the Company has agreements.  The test email broadcasts directed potential customers to a website that educated them about the FITT Energy Shot and included an endorsement by Warren Moon and three medical experts who are also investors in the Company.  In addition to broadcasting email messages to a select group of leads, a test of a key word search program was begun.  FITT is currently working with Euro to review the internet portion of the marketing program to help refine and target this approach in an appropriate manner including developing social media and joint venture revenue sharing opportunities.

It is expected that, because of the association with Warren Moon and his connections with high-profile athletes, there will be an ability to bring nationally recognizable sport figures to assist with the implementation of this aspect of the marketing plan and we are confident these relationships will help to enhance the image of the FITT Energy Shot and strengthen the product’s brand awareness.

Production and Distribution
Under the FITT Operating Agreement, they will be responsible for the production and distribution of the FITT Energy Shot.  The FITT Energy Shot is produced at Wellington Foods Incorporated, a contract manufacturer of liquid and powder nutritional supplements since 1974.  In addition to its manufacturing facilities, Wellington has the in-house capabilities to develop products from concept for flavoring ingredient content to production, or to take an existing formula and extend the product line with new flavors or innovative ingredients.  Dr. Rand Scott, one of our medical experts and a shareholder, provided the ingredients for our new energy shot formula and Wellington provided the final flavoring and formulation.  Wellington owns the formula for the FITT Energy Shot, but there is no barrier to its recreation and there are numerous manufacturers within the U.S. capable of manufacturing the product.

The principal raw materials used to manufacture the energy shot are plastic bottles, nutritional supplements, flavoring agents, and concentrates as well as other ingredients from independent suppliers.  These raw materials are readily available from any number of sources in the United States.

The FITT Energy Shot will initially be shipped to customers from the Laguna Hills, California facility of RTM Berlin Holdings, LLC, one of the nation’s leading fulfillment resources.  Ultimately, it is anticipated that the product will be shipped from RTM’s 350,000 square foot facility in Neenah, Wisconsin.  RTM serves clients in all areas of b-to-b and b-to-c marketing, including DRTV, catalogs, online shopping, continuity programs, literature fulfillment and CRM services. The customer service representatives at RTM are rigorously trained to understand every detail of our product/service, and strive to provide the highest possible levels of service. Their customer service includes inbound call processing, outbound sales projects, email customer service, product / technical information, promotion inquiry and order and shipping status inquiries. Because of RTM’s huge annual shipping volume, they are in a position to negotiate highly favorable shipping rates which are significantly lower than any single customer could negotiate. They are also skilled managers in providing our customers with expeditious, yet money saving ways of completing the final leg of distribution: shipping to the individual consumer or in bulk to a retail store or retail distribution point.

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

Competition
The energy drink industry is intensely competitive and significantly affected by new product introductions and other market activities of industry participants.  The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns.  The FITT Energy Shot product competes with a number of other energy shots produced by a relatively few number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.  The principal competitors include 5 Hour Energy®, Red Bull®, and Monster Energy® among many others.  Management believes the FITT Energy Shot’s unique healthy formula and affiliation with qualified medical expert as well as renowned athletes will give the company a vastly different entry into a rapidly expanding market.

Intellectual Property
We previously manufactured, promoted and sold our The King of Energy® energy drinks under our trademark-protected brand, Who’s Your Daddy®.  In the third quarter of 2009, we decided to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and to investigate the development of new tradenames.  Additionally, in October 2009, we were served with an action by Fish & Richardson, P.C. (“Fish”) to foreclose on their security interest in the our tradenames.  The security interest arose from a 2006 settlement agreement between the Company and Fish in connection with fees purportedly owed by us to Fish.  Given the Company’s decision to no longer use its Tradenames, the Company began working on an agreement with Fish to affect an orderly transfer of the Tradenames to Fish and, effective January 19, 2010, we entered into a settlement agreement with Fish under which we agreed to transfer all right, title and interest in our tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of all indebtedness owed them by the Company.

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

ITEM 2.          PROPERTIES

We do not own any real property.  Our principal executive offices are located at 26381 Crown Valley Parkway, Suite 230, Mission Viejo, CA 92691 where we are leasing approximately 900 square feet under a month-to-month agreement that commenced in June 2009.  Monthly payments under the lease are currently $2,000.  As we have out-sourced manufacturing and product fulfillment, including product storage, we consider our leased office space adequate for the operation of our business.

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

Effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks and with Greg Sacks (“Greg”).  Under the Sacks Settlement, the Company agreed to pay Sacks $100,000 on or before April 15, 2010 and to issue Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement called for the Sacks Shares to be delivered to the Company’s law firm, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for 10 consecutive months commencing July 15, 2010. The Sacks Shares will become free-trading upon receipt of a legal opinion from the Company’s counsel.  Sacks agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

The Sacks Settlement provided that, once the Company made the $100,000 payment and delivered the Sacks Shares to SWSS, Sacks would irrevocably waive, release and surrender all rights relating to or arising from its May 28, 2008 judgment against us and would take all actions reasonably requested by us to cause the judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the Company’s December 31, 2010 Balance Sheet.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

Fish & Richardson
On or about May 15, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against us in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s providing of legal services on the Company’s behalf in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in all of the Tradenames owned by the Company and all associated goodwill.  In its response to the Fish action, the Company asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against the Company for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the Company’s tradenames, which action was served on the Company’s registered agent on approximately October 19, 2009.  Given the Company’s decision to no longer use its Tradenames, the Company began working on an agreement with Fish to affect an orderly transfer of the Tradenames to Fish and, effective January 19, 2010, we entered into a settlement agreement with Fish wherein the Company agreed to transfer all right, title and interest in its tradenames to Fish and Fish agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010.

H.G. Fenton
On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against the Company in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.)  The complaint claimed damages in the amount of $420,000.  In its answer to the complaint, the Company contended that Fenton has failed to mitigate damages, Fenton’s damages are speculative, and Fenton made certain representations concerning a lease restructure that the Company relied on to its detriment.  On March 26, 2010, the Company attended a Case Management Conference during which a tentative trial date was set for January 14, 2011.

Effective December 17, 2010, the Company and Fenton executed a Stipulation for Entry of Judgment and Conditional Dismissal.  Under the Stipulation, the parties agreed to accept a judgment against the Company in the amount of $294,590.  The parties also agreed that the Company would pay Fenton a Settlement Payment of $20,000 and 200,000 shares of our common stock, which shares would be free-trading and unrestricted, and Fenton agreed to accept the Settlement Payment in full satisfaction of the judgment amount.  In December 2010, the Company paid $10,000 of the Settlement Payment through an advance from FITT.  In January 2011, a shareholder and former officer of the Company transferred 200,000 of his free-trading shares to Fenton.  The Company made the final payment of $10,000, also through an advance from FITT, in March 2011 in full satisfaction of its obligations under the Stipulation.

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

Who’s Ya Daddy
On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which the Company was granted an exclusive license to use its marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who the Company granted sublicense to for use of the marks on clothing.  The Company was unable to make any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  The Company settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by a shareholder.  The remaining balance was to be repaid with bi-monthly payments of $10,000 beginning April 30, 2009.  The Company has not made any additional payments and is in default of the most recent settlement agreement.  As such, Daddy may elect to declare the recent settlement agreement null and void and resume its pursuit of the amount due under the original settlement agreement, but the Company has not yet been notified that Daddy has chosen to do so.

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

Reuven Rubinson
On or about September 24, 2009, Leslie T. Gladstone, Trustee for Debtor Reuven Rubinson, filed a complaint against the Company in the United States Bankruptcy Court, Southern District of California, asserting claims for breach of contract, open book account, and turnover of property of the estate.  The claims stemmed from an employment agreement between Mr. Rubinson and the Company during the time Mr. Rubinson was the CFO of the Company.  Damages claimed in the complaint totaled $130,000 plus interest from July 2, 2007.  In its response to the complaint, the Company asserted that all debts previously owed to Mr. Rubinson have been paid in prior years either in cash or in shares of the Company’s common stock and that the Company owes Mr. Rubinson nothing.  On February 8, 2010, we agreed to a Stipulation to Settle Adversary Proceeding with the Trustee whereby we agreed to forward to the Trustee evidence of the 100,000 shares of the Company’s common stock which had previously been issued to Mr. Rubinson in complete settlement of the claims.

Markstein Beverage
On December 22, 2009, a Default Judgment was entered against us by Markstein Beverage Co. (“Markstein”) in the amount of $5,000.  The matter, which was heard in Superior Court of California, Small Claims Division, arose from purported unpaid product distribution costs borne by Markstein.

Get Logistics
On March 19, 2008, a complaint was filed against us by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,279 for unpaid shipping charges.  We are attempting to settle this matter.

Worldwide Express
On March 3, 2009, a judgment was entered against us in favor of Worldwide Express for unpaid delivery services.  The amount of the judgment was $8,794 inclusive of interest and costs.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 1, 2010, the Company’s Board of Directors approved a resolution to amend our Articles of Incorporation to (a) change our corporate name to FITT Highway Products, Inc. and (b) to increase the authorized number of common shares we are allowed to issue from 100,000,000 to 150,000,000.  The amended Articles were subject to shareholder approval, and such approval was obtained effective June 1, 2010 by the direct consent of a majority of shares eligible to vote as of April 1, 2010.  The name change became effective on July 19, 2010 and our trading symbol was changed to FHWY.OB.

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

YEAR ENDED DECEMBER 31, 2010

QUARTER ENDED	HIGH	LOW
March 31, 2010	$0.22	$0.06
June 30, 2010	$0.20	$0.09
September 30, 2010	$0.19	$0.09
December 31, 2010	$0.15	$0.05

YEAR ENDED DECEMBER 31, 2009

QUARTER ENDED	HIGH	LOW
March 31, 2009	$0.13	$0.05
June 30, 2009	$0.07	$0.02
September 30, 2009	$0.04	$0.02
December 31, 2009	$0.20	$0.03

On April 11, 2011, the closing price for our common stock was $0.075.

Holders of Common Stock
According to the records of our transfer agent, Holladay Stock Transfer, as of April 7, 2011, we had approximately 188 holders of record of our common stock, excluding those shares held in street name and brokerage accounts.  Our most recent listing of shareholders with shares held in street name and brokerage accounts, dated January 28, 2011, lists an additional 1,175 shareholders, which number will change from day to day based on market activity.

Dividends
We have never paid dividends on our stock and have no plans to pay dividends in the near future.  We intend to reinvest earnings in the continued development and operation of our business.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	0		0	833,334

Equity compensation plans not approved by security holders	412,415	(1)	$4.39	0
TOTAL	412,415	(1)	$4.39	833,334

(1) Consists of warrants to purchase 412,415 shares at a weighted average stock price of $4.39, with strike prices ranging from $0.75 to $12.00, with an average weighted life of 1.53 years.

Sales of Unregistered Securities
On November 17, 2010, we issued 275,000 shares of common stock to one organization in exchange for services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On November 22, 2010, we issued 200,000 shares of common stock to a shareholder and former officer to replace shares he had transferred, on behalf of the Company, to an organization in exchange for services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

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

Summary of Business
Our Company’s business is the manufacture (on an outsource basis), distribution and sale of energy drinks which, as noted in Operations above, is currently being performed by FITT.  The primary outlet for our product is expected to be the retail market, with additional sales coming from our website and DRTV presence.  Marketing support and brand recognition will be primarily done through television.  Our revenues and cash flow is presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the FITT Energy Shot.  As such, we are now dependent upon the success of FITT’s operations.  Until we can mitigate the Company’s debt, we will be unable to operate in the normal course of business and seek capital to develop new products.

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

Estimates
Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We review our estimates on an on-going basis, including those related to long-lived assets, contingencies related to pending or threatened litigation, and the valuation of stock grants, options and warrants to purchase common stock.  We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information.  Actual results may differ from these estimates, and material effects on our operating results and financial position may result.  We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements.

Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718 – Compensation (“ASC 718”).  ASC 718 requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period.  The fair value of stock grants is based upon the market price of our common stock at the grant date.  We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model.  The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock.  If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

Accounting for Equity Instruments Issued to Non-Employees
The Company accounts for its equity-based payments to non-employees under ASC Subtopic 505 – Equity.  The fair value of the equity instrument issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to common stock and/or additional paid-in capital as appropriate.

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

Modifications to Convertible Debt
We account for modifications of embedded conversion features (“ECF”) in accordance with ASC 470 – Debt (“ASC 470”).  ASC 470 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered substantial (i.e., greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

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

Results of Operations for the Fiscal Years Ended December 31, 2010 and 2009
Sales
Our sales consist of energy drink products sold through distributors, retail stores and electronic media.  Our sales are recorded at the selling price less, if applicable, promotional allowances, discounts and fees paid to obtain retail shelf space (referred to as “shelving” or “slotting” fees).

During 2010, we had no sales compared to sales of $160,695 in 2009.  In 2009, we paid nothing for either promotion allowances or slotting fees.  The majority of our sales in 2009 were from the Sports Energy Shot product.

Gross Profit (Loss)
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

We had no gross profit during 2010.  Our gross profit for 2009 was $66,759, which represents a gross margin of 42%.

Selling and Marketing Expenses
Selling and marketing expenses include personnel costs for sales and marketing functions, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses increased to $982,060 during 2010 from $935,432 in 2009.  The majority of this increase resulted from stock-based marketing expenses of $921,175 and $879,000 recorded in 2010 and 2009, respectively.  The 2010 expenses were recorded for common shares issued in connection with agreements, or amendments to agreements, with Dr. Sam Maywood and MRR Investments (each for marketing and representation), and to F.I.T.T. Energy Products, Inc. (for operating services).  The 2009 expenses were for common shares issued or committed to be issued for marketing, representation and lead generation services in connection with agreements between the Company and Ramon Desage (our Las Vegas distributor), Dr. Rand Scott, Dr. Sam Maywood, Dr. Robert Maywood, Fadi Nona, Corporate Resource Advisors Inc., Corporate Support Services LLC, H-Six, Ltd. and a designee of LSSE, LLC.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses decreased to $764,178 during the 2010 period from $1,166,907 in same period in 2009.  The 2010 period includes charges totaling $147, 278 for shares issued in connection with investor relations agreements while similar charges in 2009 totaled $30,200. In addition, the 2009 period includes charges of $425,000 for stock compensation for shares issued in connection with employment agreements with two key employees.

In addition, the 2010 period expenses were lower than 2009 in the areas of rent ($38,000), consulting ($16,000), and legal and accounting ($19,000).  Salaries and benefits, including directors fees, were approximately the same in 2010 and in 2009.

(Gain) Loss on Relocation of Office
In 2009 we moved our office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California and recorded a loss for estimated future net rent expense for the Carlsbad office lease and for disposal of property and equipment related to the move.  In the third quarter of 2010, we increased the estimated loss by $93,506 because the property had not yet been re-leased.  In the fourth quarter of 2010, we settled litigation with the landlord of the Carlsbad property for $20,000 in cash, which was advanced from FITT, and 200,000 shares of our common stock which was valued at $20,000.  The ensuing gain, combined with the charge during the third quarter, resulted in a net gain of $169,950 in 2010 relating to the office relocation.

Loss on Impairment of Tradename
During the third quarter of 2009, the Company recorded a tradename impairment charge of $143,711, effectively reducing the value of this asset to zero.

Interest Expense
Interest expense decreased to $159,502 during the 2010 period from $169,663 for the comparable fiscal 2009 period.  Interest expense for both periods consisted mainly of interest on the convertible promissory notes, including accretion of debt discounts, as well as interest on other loans and advances.

Gain on Extinguishment of Debt and Creditor Obligations
In the first quarter of 2010, we entered into a settlement agreement with a former vendor of legal services under which this creditor agree to forego a repayment of debt obligations we owed to them in exchange for intangible assets.  In connection with this settlement, we recorded a gain of $267,661.  Also during our 2010 first quarter, holders of our convertible notes issued in 2008 converted the principal and accrued interest owed to them into 2,729,157 shares of our common stock resulting in a loss of $3,691.  There were no such settlements during 2009.

Liquidity and Capital Resources
The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2010 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

At December 31, 2010, our principal sources of liquidity result from the sale of equity securities, the issuance of debt, and advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts.  However, because of the magnitude of our debt burden, we have been unable to attract sufficient investment dollars to operate the Company in an efficient and effective manner.  In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with the Company.  Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010, with FITT, an entity controlled by its investors and Company management, whereby FITT will conduct operations to produce the FITT Energy Shot and to implement the new marketing plan. Subsequent to the signing of our Operating Agreement with FITT, the Company will only be responsible for basic business expenses, including those necessary to keep the Company’s regulatory filings current, as FITT will be responsible for costs associated with ongoing operations.

The Company currently has no cash and management cannot be certain that future royalties that FITT is obligated to pay the Company under the provisions of the Operating Agreement will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  Management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident it can attract any capital without first significantly compromising its debt.  If we cannot obtain additional financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

Convertible Promissory Notes
Notes Issued in 2008
During 2008, we collectively issued $380,000 face value, 10% convertible promissory notes (“2008 Promissory Note”), each of which became due on January 15, 2010.  Each 2008 Promissory Note consisted of a convertible promissory note bearing interest at a rate of 10% per annum and two shares of our restricted common stock per face value dollar of the notes.  Upon the closing of a debt or equity offering of $1,750,000 prior to the due date, we were required to repay any amounts due under the 2008 Promissory Notes.

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

Notes Issued in 2009 and 2010
During 2009 and 2010, we issued convertible promissory notes with face values of $145,000 and $100,000, respectively (“2009 and 2010 Promissory Note”).  One note with a face value of $20,000 bore interest at 10% per annum while the rest bore interest at 12% per annum.  Each 2009 and 2010 Promissory Note consisted of a convertible promissory note and five shares of our restricted common stock per face value dollar of the notes.  These promissory notes and any accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the VWAP for the last 30 trading days preceding conversion but in no event shall the conversion price be less than either $0.20 or $0.25 per share (depending on the specific issue) or greater than $1.00 per share.

For the 2009 and 2010 Promissory Notes, payments of principal and interest are dependent on certain cash flow parameters.  Calculation of the amount to be paid will be based on ten percent (10%) of cash received by the Company from the sale over the internet of its F.I.T.T. Energy With Resveratrol energy shot for the entire amount of the offering, apportioned to each Noteholder for their respective percentage of the offering total (such cash receipts being paid to the Company from various third-party merchant accounts established to receive customer credit card payments).  All payments will first be applied to principal.  Once the entire principal balance has been repaid, the remaining payments will be applied to interest.  In no circumstance will the repayment of principal and interest extend beyond one year from the date of the issuance of each note.

In October 2010, we offered holders of the 2009 and 2010 Promissory Notes, which have a face value totaling $245,000, the opportunity to consent to the transfer of the unpaid principal and accrued interest balances of their notes from the Company to FITT.  By consenting to the transfer, each Noteholder agreed that the responsibility for the repayment of their note resides with FITT and not the Company.   In addition under the consent, each Noteholder agreed to forfeit the conversion right included in their note.  During the fourth quarter of 2010, each of the holders of the 2009 and 2010 Promissory Notes consented to the transfer of their note obligations to FITT.

Sales of Equity Securities

During 2010 we sold a total of 575,000 shares of our common stock to two investors for proceeds of $60,000.  During 2009 we sold a total of 1,800,000 shares of our common stock to two investors for proceeds of $45,000.

At December 31, 2010, our cash and cash equivalents were $0, and we had negative working capital in excess of $4.8 million.  During 2010, because of a lack of capital, we have issued 9,820,000 shares of common stock, valued at $1,068,453 in payment for marketing, representation, production, investor relations, and operating services, including 5,000,000 shares to FITT in connection with our Operating Agreement.  In addition, we issued 10,000,000 shares to Sports 1 Marketing for marketing and representation services.  These shares were committed to be issued in 2009 and were expensed in that year in the amount of $300,000.

Due to our lack of capital, we are in default of certain note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain.  At December 31, 2010, we had $452,000 in notes payable obligations, all of which are in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows
The following table sets forth our cash flows for the year ended December 31:

	2010	2009	Change
Operating activities	$(160,000)	$(189,456)	$29,456
Investing activities	—	(544)	544
Financing activities	160,000	190,000	(30,000)
Change	$—	$—	$—

Operating Activities
Operating cash flows for the 2010 period reflects our net loss of $1,475,020 offset by changes in working capital of $590,846 and non-cash items (primarily consisting of gain on extinguishment of debt and creditor obligations, stock-based payments for compensation and services, accretion of debt discounts, and (gain) loss on relocation of our offices) of $724,174.  The change in working capital is primarily related to increases in accrued compensation and amounts owed to officers (or former officers).  Our lack of operating capital was the main reason for the increase in accrued compensation as well as the reason for an increase in amounts advanced from our officer.  Also because of a lack of operating capital, we issued shares of our common stock for services provided.

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

Financing Activities
During the 2010 period, we issued Convertible Promissory Notes for net proceeds of $100,000 and sold shares of our common stock for net proceeds of $60,000.

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

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FITT Highway Products, Inc.

We have audited the accompanying balance sheets of FITT Highway Products, Inc. (formerly Who’s Your Daddy, Inc.) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2010.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FITT Highway Products, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company suffered losses from operations and has a significant working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon
Newport Beach, California
April 14, 2011

FITT HIGHWAY PRODUCTS, INC.
(formerly WHO’S YOUR DADDY, INC.)
BALANCE SHEETS
	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaid and other	1,000	6,945
Total current assets	1,000	6,945
Property and equipment, net	1,728	3,642
Total assets	$2,728	$10,587

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$793,036	$868,626
Accrued expenses	229,211	442,543
Accrued compensation	1,115,837	1,168,704
Customer deposits	227	227
Accrued litigation	1,790,000	1,790,000
Notes payable	452,000	812,567
Advances from related parties	472,645	390,025
Total current liabilities	4,852,956	5,472,692
Notes payable, net of current portion	—	373,065
Total liabilities	4,852,956	5,845,757

Shareholders’ deficit:
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009, respectively.	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized, 77,194,938 and 52,795,781 shares issued and outstanding at December 31, 2010 and 2009, respectively.	77,195	52,796
Additional paid-in capital	28,263,612	25,828,049
Accumulated deficit	(33,191,035)	(31,716,015)
Total shareholders’ deficit	(4,850,228)	(5,835,170)
Total liabilities and shareholders’ deficit	$2,728	$10,587

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(formerly WHO’S YOUR DADDY, INC.)
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Sales	$—	$160,695
Cost of sales	—	93,936
Gross profit (loss)	—	66,759

Operating expenses:
Selling and marketing	982,060	935,432
General and administrative	764,178	1,166,907
(Gain) loss on relocation of office	(169,950)	236,780
Loss on impairment of tradename	—	143,711
Total operating expenses	1,576,288	2,482,830
Operating loss	(1,576,288)	(2,416,071)

Interest expense	159,502	169,663
Gain on extinguishment of debt and creditor obligations	(263,970)	—
Other expense (income), net	2,400	800
Loss before income taxes	(1,474,220)	(2,586,534)
Income taxes	(800)	(800)
Net loss	$(1,475,020)	$(2,587,334)

Basic and diluted net loss per share	$(0.02)	$(0.08)

Weighted average number of common shares used in basic and diluted per share calculations	68,358,869	31,000,671

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(Formerly WHO’S YOUR DADDY, INC.)
STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	333,333	$333	19,870,781	$19,871	$24,436,127	$(29,128,681)	$(4,672,350)
Issuance of common stock for cash	—	—	1,800,000	1,800	43,200	—	45,000
Stock compensation expense - employees	—	—	17,000,000	17,000	408,000	—	425,000
Stock issued or committed to be issued for services and operating expenses – non-employees	—	—	13,400,000	13,400	895,800	—	909,200
Stock issued in connection with the issuance of convertible promissory notes	—	—	725,000	725	44,589	—	45,314
Cancellation of preferred shares outstanding	(333,333)	(333)	—	—	333	—	—
Net loss	—	—	—	—	—	(2,587,334)	(2,587,334)
Balance at December 31, 2009	—	—	52,795,781	52,796	25,828,049	(31,716,015)	(5,835,170)
Issuance of common stock for cash	—	—	575,000	575	59,425	—	60,000
Stock issued for services and operating expenses – non-employees	—	—	14,820,000	14,820	553,633	—	568,453
Stock issued in connection with FITT Operating Agreement	—	—	5,000,000	5,000	495,000	—	500,000
Stock issued in connection with the issuance of convertible promissory notes	—	—	500,000	500	40,859	—	41,359
Stock issued in connection with the conversion of convertible promissory notes	—	—	2,729,157	2,729	437,626	—	440,355
Stock issued in settlement of amounts owed to former officers	—	—	75,000	75	848,720	—	848,795
Stock issued to escrow in connection with potential settlement with creditor	—	—	1,000,000	1,000	—	—	1,000
Cancellation of common shares outstanding	—	—	(300,000)	(300)	300	—	—
Net loss	—	—	—	—	—	(1,475,020)	(1,475,020)
Balance at December 31, 2010	—	$—	77,194,938	$77,195	$28,263,612	$(33,191,035)	$(4,850,228)

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(formerly WHO’S YOUR DADDY, INC.)
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,475,020)	$(2,587,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt and creditor obligations	(263,970)	—
Stock compensation expense	—	425,000
Common stock issued or committed to be issued for services rendered	1,068,453	909,200
Depreciation	1,914	13,627
Bad debt expense	—	22,443
(Gain) loss on relocation of office	(169,950)	236,780
Amortization of debt discount	87,727	146,800
Loss on impairment of tradename	—	143,711
Changes in operating assets and liabilities:
Accounts receivable	—	11,053
Prepaid expenses and other assets	6,945	30,746
Accounts payable	(10,085)	35,262
Accrued expenses	51,219	28,688
Accrued compensation	347,285	365,423
Customer deposits	—	(115,349)
Advances from related parties	195,482	144,494
Net cash used in operating activities	(160,000)	(189,456)

Cash flows from investing activities:
Capital expenditures	—	(544)
Net cash used in investing activities	—	(544)

Cash flows from financing activities:
Proceeds from issuance of notes payable	100,000	145,000
Proceeds from the sale of common stock	60,000	45,000
Net cash provided by financing activities	160,000	190,000

Net decrease in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,747	$12,864
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of former officer obligations	$848,795	$—
Issuance of common stock for conversion of notes payable and interest	$436,664	$—
Settlement of note payable and interest for zero value assets	$267,661	$—

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
(formerly WHO’S YOUR DADDY, INC.)
Notes to Financial Statement

1.              Business and Management’s Plan of Operation

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

Business
Prior to the second quarter of 2009, we manufactured (on an outsource basis), marketed, and distributed both canned energy drinks and a two-ounce energy shot under the tradenames Who’s Your Daddy® and The King of Energy®.  In the second quarter of 2009, we temporarily suspended our sales activity to focus on modifying our existing two-ounce energy shot, changing its name to “F.I.T.T. Energy With Resveratrol” (the “FITT Energy Shot”) and creating a marketing strategy which would begin by testing sales of the FITT Energy Shot through non-retail channels, such as Direct Response Television (“DRTV”) and the internet, targeting people in their twenties, thirties, and forties who are interested in fitness and health as well as gaining an energy boost.   We believed that this test marketing strategy would allow us to generate brand awareness that could then be leveraged in an all-important roll-out of our product to the retail market.  The FITT Energy Shot is essentially the same formula as our previous energy shot, but also contains additional ingredients which various scientific studies describe as having certain possible health and fitness benefits.

As a result of our decision to expand the target demographic for our products, we determined in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames.  Effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by the Company(see Note 11).  Under the agreement with Fish, the Company retained ownership of all formulas for the canned drinks and energy shots sold under the Who’s Your Daddy® and The King of Energy® tradenames as well as the color and art concepts used in the creation of those products.  The Company may elect to resume sales of these or similar products in the future, under the FITT brand, in those situations where profitable opportunities exist, and therefore does not believe discontinued operations treatment is appropriate.

Management’s Plan of Operations
For the year ended December 31, 2010, we had no revenues compared to our 2009 revenues of $160,695, primarily due to the lack of operating capital and our decision to temporarily suspend our sales activity to focus on the development and marketing of the FITT Energy Shot.  The Company has also incurred net losses of $1,475,020 and $2,587,334 for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, we had negative working capital in excess of $4.8 million, which includes approximately $1.8 million for an accrued arbitration award for a lawsuit against the Company.

Cash required to settle our liabilities and implement our marketing plan is significant and we have been unable to raise enough dollars from interested investors to date.  In addition, because of our poor financial position and lack of liquidity, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are summarized below.

As a result of the factors mentioned above, we were forced to pursue a partner to conduct operations, in order to produce the FITT Energy Shot and to implement our marketing plan.  As such, effective August 12, 2010, the Company entered into an Operating Agreement (the “Operating Agreement”) with F.I.T.T. Energy Products, Inc. (“FITT”), an entity controlled by certain of the Company’s investors and management, to market and distribute the FITT Energy Shot.  Under the terms of the Operating Agreement, FITT will perform operating services for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot, which royalty is payable once the balance of net advances from FITT to the Company have been satisfied.  Additionally in October 2010, the Internal Revenue Service (“IRS”) served FITT with a Notice of Levy attaching royalty payments payable to the Company by FITT.  See Note 6 for further information.

Management needs to compromise debt in a substantial way.  Management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident it can attract any capital without first significantly mitigating its debt.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.              Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company has reviewed the criteria discussed in Accounting Standards Codification (“ASC”) 810 - Consolidations with respect to a possible consolidation with FITT, and has determined that consolidation is not required.  Additionally, the Company has reviewed the requirements described in ASC 205 – Presentation of Financial Statements pertaining to discontinued operations, and has determined that no discontinued operations treatment is warranted.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Our significant estimates relate to the assessment of long-lived assets, contingencies related to pending or threatened litigation, and the valuation of stock awards, options and warrants to purchase common stock.

Concentrations of Credit Risks
The Company will invest any cash balances it may have through high-credit quality financial institutions.  From time to time, the Company may maintain bank account levels in excess of FDIC insurance limits.  If the financial institution in which the Company has its accounts has financial difficulties, any cash balances in excess of the FDIC limits could be at risk.

There were no accounts receivable at either December 31, 2010 or 2009.

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended December 31:

	2010	2009
Percent of sales	—	97%
Number of customers	—	1

The 2009 represent sales of the Company’s canned energy drinks and Sports Energy Shot during the first quarter of 2009.  In the second quarter of 2009, the Company suspended sales of these products in order to concentrate on developing the FITT Energy Shot.  While the above information illustrates a significant concentration of sales, future sales of our new product will be made through retail outlets, DRTV and the internet and will not create such a concentration.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of five years.  Significant renewals and betterments are capitalized while maintenance and repairs are charged to expense as incurred.  Leasehold improvements are amortized on the straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

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

As of December 31, 2010 and 2009, the Company did not have any level 1, 2, or 3 assets or liabilities.

Debt Issued with Common Stock
Debt issued with common stock is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt With Conversion or Other Options. The Company records the relative fair value of common stock related to the issuance of convertible debt as a debt discount or premium.  The discount or premium is subsequently amortized over the expected term of the convertible debt to interest expense.

Modifications to Convertible Debt
The Company accounts for modifications of embedded conversion features (“ECFs”) in accordance with ASC 470-50 (“ASC 470-50”) – Debt Modifications and Extinguishments.  ASC 470-50 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered substantial (i.e., greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

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

In July 2006, the FASB issued ASC 740-10 (“ASC 740-10”) – Accounting for Uncertainty in Income Taxes.  The pronouncement clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  ASC 740-10 was effective for fiscal years beginning after December 15, 2006.  The cumulative effect of adopting ASC 740-10 was required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The adoption of ASC 740-10 did not have a material impact to the Company’s financial statements.

Revenue Recognition
Royalty revenue is recorded when earned in accordance with the underlying agreement.  To date royalty revenue has been insignificant.

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are antidilutive in the loss periods.  At December 31, 2010 and 2009, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the years.  For the year ended December 31, 2010, the Company had 412,415 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting.  For the year ended December 31, 2009, the Company had 1,018,248 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting.

Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718 – Stock Compensation Awards Classified as Equity.  The Company accounts for all stock-based compensation using a fair-value method on the grant date and recognizes the fair value of each award as an expense over the requisite vesting period.

Accounting for Equity Instruments Issued to Non-Employees
The Company accounts for its equity-based payments to non-employees under ASC 505 – Equity.  The fair value of the equity instrument issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to common stock and/or additional paid-in capital as appropriate.

Recent Accounting Pronouncements
In January 2010, the FASB amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

3.              Property and Equipment

Property and equipment consist of the following at December 31:

	2010	2009
Furniture and fixtures	$6,536	$6,536
Computers	6,716	6,716
Software	2,584	2,584
	15,836	15,836
Less accumulated depreciation	(14,108)	(12,194)
	$1,728	$3,642

Depreciation expense for the years ended December 31, 2010 and 2009 was $1,914 and $13,627, respectively.

  4.              Tradename, net

At December 31, 2008, the tradename asset represented tradenames with lives assumed to be perpetual, but reviewed annually for impairment or a lessening of the estimated useful lives.  During the three months ended September 30, 2009, as described in Note 1, the Company completed an extensive review of its tradenames given the change in our marketing strategy and demographic.  Additionally, as disclosed in Note 11, Fish filed an action on September 10, 2009 to foreclose on their security interest in the Company’s tradenames.    After careful review of numerous factors, the Company decided to no longer use the Who’s Your Daddy® and The King of Energy® tradenames and is in the process of developing new tradenames.  As a result, the Company recorded an impairment charge during the three-month period ended September 30, 2009 of $143,711, effectively reducing the value of the asset to zero.  Additionally, effective January 19, 2010, we entered into a settlement agreement with Fish wherein we agreed to transfer all right, title and interest in our tradenames to Fish and Fish has agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010.

5.              Accrued Expenses

Accrued expenses consist of the following at December 31:

	2010	2009
Estimated future cost of office lease abandoned	$30,000	$209,950
Interest	92,171	125,746
Other	107,040	106,847
	$229,211	$442,543

In the third quarter of 2010, we increased the estimated future cost of office lease abandoned by $93,506 based on a re-evaluation of the estimates used in our original loss calculation, primarily because the property had not been re-leased.  In December 2010, we settled litigation with the landlord of the abandoned office lease property for $20,000 in cash, which FITT agreed to advance, and 200,000 shares of our common stock (valued at $20,000).  The common stock was issued in January 2011 and the final cash payment of $10,000 was made in March 2011.  See Note 11 for further information.

6.    Accrued Compensation

Accrued compensation consists of the following at December 31:

	2010	2009
Accrued officers (and former officers) compensation	$613,510	$769,776
Other accrued compensation	158,742	59,995
Accrued payroll taxes	339,199	334,547
Other	4,386	4,386
	$1,115,837	$1,168,704

Due to our lack of capital, we have been unable to pay the majority of the compensation owed to certain of our employees and also have unpaid payroll taxes.  The accrued payroll taxes category includes amounts recorded for delinquent payments of $267,489 and $258,489 at December 31, 2010 and 2009, respectively.  In October 2010, the IRS filed a federal tax lien against the Company in the amount of $136,678 related to past due payroll taxes.  Also in October 2010, the IRS served FITT with a Notice of Levy in the amount of $152,974 attaching all royalty payments payable to the Company by FITT over and above $83,166, which is the amount owed by the Company to FITT as of October 15, 2010.  The amount of the levy represents the past due tax amount owing to the IRS noted above plus statutory additions.

In January 2010, we entered into settlement agreements with three former officers under which these former officers agreed to forgo the repayment of $379,141 in accrued compensation.  These settlements also allowed for a reduction in accrued payroll taxes on unpaid payroll in the amount of $34,123.  See Note 16.  As part of our settlement agreements with two of the three former officers, which is more fully discussed in Note 16, the two former officers agreed to use their best efforts to liquidate a total of 2,044,428 shares of our common stock held in their name, and use the proceeds to repay certain debt including delinquent payroll taxes.

In March 2011, our two existing employees elected to accept common shares in lieu of a portion of their accrued compensation.  On March 28, 2011, the Company filed a registration statement on Form S-8 under which 1,750,000 common shares were registered and issued to the two employees at a value of $0.08 per share, or $140,000.  During the three months ending March 31, 2011, Accrued Officers Compensation and Other Accrued Compensation will be reduced by $80,000 and $60,000, respectively, in connection with the share issuance.  See Note 17 for further information.

7.	Notes Payable
Notes payable consist of the following at December 31:

	2010	2009
2008 Convertible Promissory Notes	$—	$380,000
Less: unamortized debt discount	—	(6,935)
2009 Convertible Promissory Notes	—	145,000
Less: unamortized debt discount	—	(39,433)
Note payable – vendor settlement	—	255,000
Note payable – distributor settlement	202,000	202,000
Note payable – trademark settlement	100,000	100,000
Notes payable - other	150,000	150,000
Subtotal	452,000	1,185,632
Less current portion	(452,000)	(812,567)
Long-term portion	$—	$373,065

2008 Convertible Promissory Notes
During 2008, we collectively issued $380,000 face value, 10% convertible promissory notes (the “2008 Promissory Notes”), each of which became due on January 15, 2010.  Each 2008 Promissory Note consisted of a convertible promissory note bearing interest at a rate of 10% per annum and two shares of our restricted common stock per face value dollar of the notes, or a total of 760,000 shares.  The Company allocated the proceeds between the 2008 Promissory Notes and the shares of common stock issued to the holders based on their relative fair values which resulted in a debt discount on the date of issuance of $211,758.

The 2008 Promissory Notes and any accrued interest thereon were convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the volume weighted average price (“VWAP”) for 30 trading days preceding the earlier of (i) closing of at least $3 million in gross proceeds from a private placement, or (ii) 12 months from the date of issuance.  The conversion price was subject to a floor of $0.50 per share and a ceiling of $0.75 per share.  During January 2010, we modified the conversion feature of the 2008 Promissory Notes to allow the noteholders to convert the principal and accrued interest owed them at $0.16 per share.  All of the noteholders elected to convert, and as a result, we issued them a total of 2,729,157 shares of our common stock during the first quarter of 2010.  In connection with the settlement, the Company recorded a loss on extinguishment of debt of $3,691.  See Note 12.

2009 and 2010 Convertible Promissory Notes
In 2009, the Company collectively issued $145,000 face value, convertible promissory notes (the “2009 Promissory Notes”), $20,000 of which bore interest at 10% and the remainder at 12%.  The 2009 Promissory Notes, together with accrued interest were due 12 months from the date of issuance.  Each 2009 Promissory Note was issued along with five shares of our restricted common stock per face value dollar of the notes, or a total of 725,000 shares.  The Company allocated the proceeds between the 2009 Promissory Notes and the shares of common stock issued to the holders based on their relative fair values which resulted in a debt discount on the date of issuance of $45,314.

In 2010, the Company collectively issued $100,000 face value, 12% convertible promissory notes (the “2010 Promissory Notes”), each of which became due, together with accrued interest, 12 months from the date of issuance.  Each 2010 Promissory Note was issued along with five shares of our restricted common stock per face value dollar of the notes, or a total of 500,000 shares.  The Company allocated the proceeds between the 2010 Promissory Notes and the shares of common stock issued to the holders based on their relative fair values which resulted in a debt discount on the date of issuance of $41,359.

Payments of principal and interest for the 2009 and 2010 Promissory Notes were to be made monthly from cash received by the Company from sales of the FITT Energy Shot.  Calculation of the amount to be paid is to be based on ten percent (10%) of cash received from FITT Energy Shot sales apportioned to each Noteholder in relation to the amount outstanding on the notes.  All payments are to be applied first to principal.  Once the entire principal balance has been repaid, the remaining payments will be applied to interest.  In no circumstance will the repayment of principal and interest extend beyond one year from the date of the issuance of each note.

The 2009 and 2010 Promissory Notes and any accrued interest thereon were convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the volume weighted average price (“VWAP”) for 30 trading days preceding conversion.  The conversion price was subject to a floor of $0.20 or $0.25 per share, depending on the date of issuance, and a ceiling of $1.00 per share.

In October 2010, we offered holders of the 2009 and 2010 Promissory Notes, which have a face value totaling $245,000, the opportunity to consent to the transfer of the unpaid principal and accrued interest balances of their notes from the Company to FITT.  By consenting to the transfer, each Noteholder agreed that the responsibility for the repayment of their note resides with FITT and not the Company.   In addition under the consent, each Noteholder agreed to forfeit the conversion right included in their note.  During the fourth quarter of 2010, all of the holders of these notes consented to the transfer of their note obligations to FITT, and the Company became obligated to FITT for a total of $270,276 instead of to the individual noteholders.  See Note 8.

Note Payable – Vendor Settlement
This note payable arose from a September 27, 2006 settlement agreement with Fish to convert $395,405 of outstanding accounts payable into a promissory note.  The agreement required the Company to pay $100,000 on or before September 30, 2007, of which $45,000 has been paid.  In addition, $200,000 was to have been paid at the closing of any financing of at least $3,500,000, which the Company has not been able to accomplish.  Interest at the rate of 10% per annum is to be accrued for all payments not timely made.  As of December 31, 2009, the Company was in default for non-payment and the outstanding balance was classified as a current liability in the accompanying balance sheet.  As discussed in Note 11, effective January 19, 2010, we entered into a settlement agreement with Fish wherein Fish agreed to acknowledge a full satisfaction of all amounts due them in connection with the settlement agreement.

Note Payable – Distributor Settlement
This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which the Company agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010.  Interest was to accrue at 5% per annum beginning in August 2008.  The Company has made payments totaling $50,000 and is currently in default for non-payment.  As of December 31, 2010 and 2009, the outstanding balance was classified as a current liability in the accompanying balance sheet.  See Note 11.

Note Payable – Trademark Settlement
This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy.   The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid.  The payment of $25,000 was paid through an advance by a former officer.  The note payable contains no provision for interest.  As of December 31, 2010 and 2009, the Company was in default for non-payment and the outstanding balance was classified as a current liability in the accompanying balance sheet.   See Note 11.

Notes Payable – Other
This category represents notes payable to two individuals.  As of December 31, 2010 and 2009, the Company was in default for non-payment and the outstanding balance was classified as a current liability in the accompanying balance sheet.

8.              Advances from Related Parties

As described in Note 1, the Company has limited capital resources and liquidity.  As a result, during the periods covered by this report, our CEO and one of our former officers each advanced funds to the Company in order for it to pay certain obligations.  In addition, other former officers were each owed monies for advances made prior to the periods covered by this report.  Advances from our CEO consist of monies advanced personally by him or through a company he owns.  In addition, during 2010 the Company has received advances from FITT, an entity controlled by certain of its investors and Company management and whose largest shareholder is our CEO.  Advances from related parties consist of the following at December 31:

	2010	2009
Advances from CEO and former officers	$66,297	$390,025
Advances from FITT:
Transfer of promissory notes (see Note 7)	270,276	—
Other advances	136,072	—
	$472,645	$390,025

During 2010 we entered into settlement agreements with several former officers under which they agreed to forgo the repayment of a total of $375,324 for amounts they had advance to the Company.  See Note 16.

The advances from related parties are due upon demand, are expected to be settled within one year, and therefore do not incur interest.

9.	Loss on Relocation of Office

In May 2009, the Company moved its office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California.  Because our Carlsbad lease ran through March 2012 and was still in force, we calculated our future minimum rent expenditures, adjusted for an estimate of the landlord’s future cash receipts from sublease based on current market lease rates, and accordingly recorded a loss relating to this lease of $208,884 for the year ended December 31, 2009.  Additionally in the same period, we recorded a loss on disposal of property and equipment related to the move of $27,896, bringing the total loss resulting from the relocation of our office to $236,780.

During the third quarter 2010 we re-evaluated the estimates used in our loss calculation, since the property had not yet been re-leased, and increased the estimated loss by $93,506.  Effective December 17, 2010, the Company and the landlord, H.G. Fenton Property Company (“Fenton”) executed a Stipulation for Entry of Judgment and Conditional Dismissal.  Under the Stipulation, the parties agreed to accept a judgment against the Company in the amount of $294,590.  The parties also agreed that the Company would pay Fenton a Settlement Payment consisting of $20,000 cash, which FITT agreed to advance, and 200,000 shares of our common stock, which shares would be free-trading and unrestricted, which were valued at $20,000 on the effective date of the settlement, and Fenton agreed to accept the Settlement Payment in full satisfaction of the judgment amount.  As of December 31, 2010, we had made arrangements for obtaining the cash and free-trading shares required for the Settlement Payment.  The ensuing gain, combined with the charge during the third quarter, resulted in a net gain of $169,950 in 2010 relating to the office relocation as the settlement was realizable.  The final portion of the Settlement Payment was made in March 2011.  See Notes 11 and 12.

10.       Commitments and Contingencies

As discussed in Note 9, the Company vacated its office in Carlsbad, California and recorded an expense for our estimated net future rental expense under the non-cancellable operating lease with the Carlsbad landlord.  The Company leases its current office space in Mission Viejo, California on a month-to-month basis and has no other non-cancellable operating leases.  Rent expense under operating leases amounted to $20,700 and $55,340, respectively, for the years ended December 31, 2010 and 2009, respectively.

11.       Litigation

Sacks Motor Sports Inc.
On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the Court denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007.  On July 16, 2008, we entered into an Assignment of Claims Agreement (“Assignment Agreement”) with Anga M’Hak Publishing (“AngaM’Hak”) and Edward Raabe, for the consideration of 150,000 shares of common stock and $100,000 in cash out of the proceeds of our proposed private placement.  We believe Anga M’Hak has a claim to offset the approximately $1,500,000 of the Sacks judgment.  As part of the Assignment Agreement, Anga M’Hak and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies.  In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in our pursuit of these claims.  We believe their affidavits will indicate that Sacks perpetrated fraud by not having the authority to enter into the contract, which wrongfully created the judgment in favor of Sacks.

Effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks and with Greg Sacks (“Greg”).  Under the Sacks Settlement, the Company agreed to pay Sacks $100,000 on or before April 15, 2010 and to issue Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement called for the Sacks Shares to be delivered to the Company’s law firm, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for 10 consecutive months commencing July 15, 2010. The Sacks Shares will become free-trading upon receipt of a legal opinion from the Company’s counsel.  Sacks agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

The Sacks Settlement provided that, once the Company made the $100,000 payment and delivered the Sacks Shares to SWSS, Sacks would irrevocably waive, release and surrender all rights relating to or arising from its May 28, 2008 judgment against us and would take all actions reasonably requested by us to cause the judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the Company’s December 31, 2010 Balance Sheet.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

Fish & Richardson
On or about May 15, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against us in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s providing of legal services on the Company’s behalf in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in all of the Tradenames owned by the Company and all associated goodwill.  In its response to the Fish action, the Company asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against the Company for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the Company’s tradenames, which action was served on the Company’s registered agent on approximately October 19, 2009.  Given the Company’s decision to no longer use its Tradenames, the Company began working on an agreement with Fish to affect an orderly transfer of the Tradenames to Fish and, effective January 19, 2010, we entered into a settlement agreement with Fish wherein the Company agreed to transfer all right, title and interest in its tradenames to Fish and Fish has agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010 and we recorded a gain on extinguishment of debt of $267,661 in 2010 for this settlement.

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

Effective December 17, 2010, the Company and Fenton executed a Stipulation for Entry of Judgment and Conditional Dismissal.  Under the Stipulation, the parties agreed to accept a judgment against the Company in the amount of $294,590.  The parties also agreed that the Company would pay Fenton a Settlement Payment of $20,000 and 200,000 shares of our common stock, which shares would be free-trading and unrestricted, and Fenton agreed to accept the Settlement Payment in full satisfaction of the judgment amount.  The Company paid $10,000 of the Settlement Payment in December 2010 through an advance from FITT.  In January 2011, a shareholder and former officer of the Company transferred 200,000 of his free-trading shares to Fenton on behalf of the Company.  In March 2011, the Company made the final payment of $10,000 through an advance from FITT in full satisfaction of its obligations under the Stipulation.  The payments and share issuance were in accordance with the requirements set forth in the settlement.  In January 2011, the Company issued 200,000 shares to the shareholder and former officer to replace his shares transferred to Fenton.

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

Who’s Ya Daddy
On April 1, 2005, the Company received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that the Company was infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, the Company entered into a settlement agreement with Daddy pursuant to which the Company was granted an exclusive license to use its marks on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, the Company also agreed to remit to Daddy 12% of the licensing revenues received from third parties who the Company granted sublicense to for use of the marks on clothing.  The Company had not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  The Company settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by a shareholder.  The remaining balance was to be repaid with bi-monthly payments of $10,000 beginning April 30, 2009.  The Company has not made any additional payments and is in default of the most recent settlement agreement.  As such, Daddy may elect to declare the recent settlement agreement null and void and resume its pursuit of the amount due under the original settlement agreement, but the Company has not yet been notified that Daddy has chosen to do so.

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

Get Logistics
On March 19, 2008, a complaint was filed against us by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,279 for unpaid shipping charges.  We are attempting to settle this matter.

Worldwide Express
On March 3, 2009, a judgment was entered against us in favor of Worldwide Express for unpaid delivery services.  The amount of the judgment was $8,794 inclusive of interest and costs.

12.       Gain on Extinguishment of Debt and Creditor Obligations

Following is a summary of the gain (loss) on extinguishment of debt and creditor obligations for the year ended December 31, 2010.

Settlement with Fish	$267,661	Note 11
Conversion of 2008 Convertible Notes	(3,691)	Note 7
Total net gain	$263,970

13.       Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2010	2009

Pretax loss
Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Impairment of tradenames	—	(1.9%)
Amortization of debt discount	(2.0%)	(1.9%)
Settlement with former officers and stock based compensation	(35.2%)	—
Non-deductible entertainment	(0.1%)	(0.3%)
Temporary differences:
Change in valuation allowance	(2.5%)	(35.7%)
Total provision	0.0%	0.0%

The major components of the deferred taxes are as follows at December 31:

	Asset (Liability)
	2010	2009
Current:
Reserves and accruals	$1,052,269	$1,160,463
Noncurrent:
Net operating losses	7,882,566	7,830,391
Stock compensation	498,662	498,662
Valuation allowance	(9,433,497)	(9,489,516)
Net deferred tax asset	$—	$—

Based on federal tax returns filed through December 31, 2010, the Company had available approximately $19,980,000 in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating  loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure.  Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes.  For Federal income tax purposes, the net operating losses begin to expire in 2026.  State net operating loss carryforwards through December 31, 2010 are approximately $18,782,000 and begin to expire in 2011.  The Company has relied on the issuance of common stock to fund certain operating expenses.  The Company may have experienced a change in ownership as defined in Section 382 of the Internal Revenue Code.  In the event the Company experienced a change in ownership, net operating loss carryforwards for federal income tax reporting will be limited based on the fair value of the Company on the date of change in ownership.  Such change is expected to provide benefit to the Company only upon the attainment of profitability.

During the years ended December 31, 2010 and 2009, the Company’s valuation allowance increased/(decreased) by approximately $(56,019) and $913,203, respectively.

The United States Federal return years 2007 through 2010 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by the California Franchise Tax Board for the years 2007 through 2010 and currently does not have any ongoing tax examinations.

14.       Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock of which none are issued and outstanding at December 31, 2010 and 2009, respectively.  The outstanding shares at December 31, 2008 were owned by two former officers of the Company, both of whom agreed to cancel their shares in December 2009 for no consideration.  The preferred shares are not convertible into common stock and have no preference rights, however, each share is entitled to four votes on a common stock basis.  The Certificate of Designation related to these shares has not been filed with the State of Nevada and these preferred shares will not have voting power until this filing is accomplished.

15.       Common Stock

Sales of Common Stock
During 2010, the Company sold 575,000 shares of our common stock for cash proceeds of $60,000.  During 2009, we sold 1,800,000 shares of our common stock for cash proceeds of $45,000.

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

Issuance of Common Stock to Consultants and Advisors
During 2010, the Company issued 9,820,000 shares of common stock, valued at $1,068,453 in payment for marketing, representation, production, investor relations, and operating services, including 5,000,000 shares to FITT in connection with our Operating Agreement.  In addition, we issued the 10,000,000 shares previously committed in 2009.

During 2009 the Company issued 13,400,000 shares of common stock with an aggregate fair value of $609,200 in payment for marketing, representation, lead generation, and investor relations services as well as for director’s fees.  In addition, the Company committed to issue to a consultant 10,000,000 shares with a fair value of $300,000 for marketing, representation and lead generation services.

The fair value of the shares was determined based on the closing stock price on the date of issuance or commitment, and the shares were earned on their respective vesting dates.

The Company has recorded expenses for shares issued for services rendered in the accompanying Statements of Operations for December 31, 2010 and 2009 follows:

	2010	2009
Selling and marketing	$921,175	$879,000
General and administrative	147,278	30,200
Total	$1,068,453	$909,200

Issuance of Common Stock for Settlement of Obligations
During 2010, the Company issued 75,000 shares of common stock a former officer in settlement of accrued salaries and advances owed to him.  The fair value of the shares of $13,500 was based on the closing stock price on the date of issuance.  See Note 16.  In addition, as disclosed in Note 11, effective March 30, 2010 we entered into the Sacks Settlement and issued Sacks 1,000,000 of our common shares.  Although we have been unable to complete the Sacks Settlement, we have recorded the shares at their par value of $1,000 and included the amount in prepaid expenses in the Company’s December 31, 2010 Balance Sheet.  We are still attempting to complete our obligations under the Sacks Settlement and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.

Common Stock Cancelled
During 2010, the Company and Dr. Robert Maywood reached an agreement whereby we canceled 300,000 shares of common stock previously issued in October 2009, as certain services were not rendered.

Warrants
A summary of the status of warrants for the years ended December 31, 2010 and 2009 is as follows:

	Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2008	1,023,010	$7.16
Granted	—	—
Exercised	—	—
Cancelled	(4,762)	15.00
Warrants outstanding, December 31, 2009	1,018,248	$7.13
Granted	—	—
Exercised	—	—
Cancelled	(605,833)	8.99
Warrants outstanding, December 31, 2010	412,415	$4.39

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average remaining life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.75 - $6.00	250,000	1.94	$0.75	250,000	$0.75
$6.00 - $12.00	162,415	0.90	10.00	162,415	10.00
	412,415			412,415

There was no expense related to warrants during the years ended December 31, 2010 and 2009.

Stock Options
A summary of the status of stock options for the years ended December 31, 2010 and 2009 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding, December 31, 2008	1,161,167	$9.10
Granted	—	—
Exercised	—	—
Cancelled	(1,161,167)	9.10
Options outstanding, December 31, 2009	—	$—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding, December 31, 2010	—	$—

On June 29, 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company’s common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares.  Up to 833,333 shares of the Company’s common stock may be issued pursuant to awards granted under the 2007 Plan, subject to adjustment in the event of stock splits and other similar events.  The 2007 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.  As of December 31, 2010, no stock option grants have been made under the 2007 Plan.  There was no expense related to stock options during the years ended December 31, 2010 and 2009.

16.       Agreements

Agreement with MRR Investments
On January 13, 2010, the Company entered into a Marketing & Representation Agreement with MRR Investments, LLC (the “MRR Agreement”), a company with significant experience in marketing and strategic alliances.  The MRR Agreement called for MRR Investments to provide services in the areas of product endorsement, strategic marketing, product support and strategic introductions.  Under the MRR Agreement, which has a term of 12 months, MRR received 75,000 shares of our common stock.  The shares were fully vested on January 13, 2010, the date of issuance, and the Company recorded a stock-based marketing expense of $14,175 during 2010 based on the market price on the date of issuance.

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

In connection with the Letter Agreements and the Officer Settlement Agreement, the Company recorded an adjustment to Additional Paid-in Capital in the amount of $835,295 during 2010 related to the forgiveness of their debts because of their prior capacity as officers and/or directors.  The adjustment to Additional Paid-in Capital is comprised of the following:

Accrued salaries – not repaid	$379,141
Officer advances – not repaid	375,324
Accounts payable obligation – not repaid	60,207
Reduction in accrued payroll taxes on accrued payroll	34,123
Subtotal	848,795
Less: value of shares received by Officer	(13,500)
Adjustment to additional paid-in capital	$835,295

Amendments to Sam Maywood Agreement
On July 28, 2009 the Company entered into a Marketing & Representation Agreement with Sam Maywood M.D. (the “S. Maywood Agreement”), a Board Certified Anesthesiologist and pain management specialist, who has extensive experience in understanding the use and benefits of herbal products and their associated marketing.  On March 3, 2010, the Company entered into Amendment No. 2 to the S. Maywood Agreement which included the issuance of 1,000,000 shares, and on May 1, 2010, the Company entered into Amendment No. 3 to the S. Maywood Agreement which included the issuance of 1,000,000 shares.  The shares were fully vested on the dates of issuance (March 3, 2010 and May 1, 2010), and the Company recorded stock-based marketing expense of $290,000 during 2010 based on the market prices on the dates of issuance.

Agreement with APPL
On March 23, 2010, the Company entered into a Financial Public Relations Agreement with APPL International Inc. (“APPL”) (the “APPL Agreement”) under which APPL agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The APPL Agreement had a term of six (6) months and could be terminated by either party with immediate notice.  In connection with the APPL Agreement, the Company agreed to issue 1,000,000 shares of its common stock to an employee of APPL.  The shares were fully vested on March 23, 2010, the date of issuance, and are being released to APPL’s employee on an agreed upon schedule.  The Company recorded stock-based general and administrative expense of $60,000 during 2010 based on the market price on the date of issuance.

Agreement with ICA
On April 9, 2010, the Company entered into a Consulting Agreement with Issuers Capital Advisors, LLC (“ICA”) (the “ICA Agreement”) under which ICA agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on behalf of the Company.  The ICA Agreement had a term of six (6) months and could be terminated by either party after 60 days for any reason.  In connection with the ICA Agreement, the Company agreed to issue 570,000 shares of its common stock to ICA.  The shares were fully vested on April 9, 2010, the date of issuance, and are being released to ICA on an agreed upon schedule.  The Company recorded stock-based general and administrative expense of $57,000 during 2010 based on the market price on the date of issuance.

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

On April 21, 2010, we issued the 10,000,000 previously committed shares, with 1,000,000 shares issued and released to Mr. Moon immediately.  The remaining 9,000,000 shares are being released to Sports 1 on an agreed upon schedule.  All shares were previously expensed in 2009 upon the initial agreement with LSSE and no additional expense was recognized in 2010.

FITT Operating Agreement
As discussed in Note 1, the Company entered into an Operating Agreement with FITT on August 12, 2010.  Under the terms of the Operating Agreement, FITT will perform certain operating services for the Company, including among other things, selling, marketing, producing and distributing of the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  This royalty obligation will first be offset against amounts owed by us to FITT, and next by the IRS Levy discussed in Note 6, after which royalty payments will be made directly to the Company.  FITT will also have the option, but not be required, to advance funds to the Company if necessary.  The Company agreed to issue FITT 5,000,000 of its shares of Common Stock in connection with the Operating Agreement, which shares were fully vested, and therefore valued for accounting purposes, as of the date of the agreement.  While FITT has indicated it will use the shares as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will incur and record all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses and of raising capital.  The Company recorded stock-based selling and marketing expense of $500,000, based on the market price on the date of the agreement, during 2010.

From the inception of the Operating Agreement through December 31, 2010, the amount of the royalty obligation owed to the Company by FITT was insignificant.

Agreement with Tribe Communications
On October 15, 2010, the Company entered into a Marketing and Production Agreement with Tribe Communications, Inc. (“Tribe”) (the “Tribe Agreement”).  Under the Tribe Agreement, which has a term of three months, Tribe has agreed to conduct and broadcast three (3) radio and four (4) television interviews with our CEO on the Big Biz Show, a business radio and internet television talk show broadcast out of San Diego, California.  The interviews with our CEO, which are intended to create public awareness of the Company, discussed the rollout of the FITT Energy Shot and the impact that may have for the Company as a result of the royalty arrangement with FITT.  The interviews, each of which will be approximately 25 minutes in length, will be re-broadcast 21 times (both radio and television) during the term of the Tribe Agreement.  In addition, Tribe has agreed to provide a 5 to 10 minute live, on-air radio review of any newsworthy Company event within 24 hours of such event taking place.  In connection with the Tribe Agreement, the Company agreed to issue to Tribe 900,000 shares of its common stock, 700,000 of which would come directly from the Company and carry a Rule 144 restriction and 200,000 of which would be free-trading and transferred to Tribe on behalf of the Company by a shareholder and former officer of the Company.  The shares issued were fully vested as of the dates of issuance and transfer, and the Company recorded a selling and marketing expense of $117,000 in 2010, which equates to the aggregate value of all shares issued to Tribe based on the market value on the date of the Tribe Agreement.  On November 22, 2010, the Company issued 200,000 shares to the shareholder and former officer to replace the shares he transferred to Tribe on behalf of the Company.

Agreement with Pentony Enterprises LLC
On November 17, 2010, the Company reached an agreement with Pentony Enterprises LLC (“Pentony”) (the “Pentony Agreement”) under which Pentony agreed to provide investor relations services to the Company, including among other things coverage on Pentony’s website, StockGuru.com, blog coverage on the website, trade alerts, and audio interviews.  The Pentony Agreement expired February 15, 2011.  In connection with the Pentony Agreement, the Company agreed to issue 275,000 shares of its common stock to Pentony.  The shares issued by the Company were fully vested on November 17, 2010, the date of issuance, and the Company recorded a general and administrative expense of $30,278 in 2010 in connection with the agreement.

17.       Subsequent Events

Agreement with E 2 Investments, LLC
On January 24, 2011, the Company entered into a Consulting Agreement with E 2 Investments, LLC (the “E 2 Agreement”), a company with significant experience in acquisitions, joint ventures, business relations and public company relations.  The E 2 Agreement calls for E 2 Investments to provide advice on financing, acquisitions, joint ventures, public company relations and to introduce the Company to potential investors.  In connection with the E 2 Agreement, the Company agreed to issue to E 2 Investments 700,000 shares of its common stock, 300,000 of which would come directly from the Company and carry a Rule 144 restriction and 400,000 of which would be free-trading and transferred to E 2 Investments on behalf of the Company by a shareholder and employee of the Company.  The shares issued were fully vested as of the dates of issuance and transfer, and the Company will record a general and administrative expense of $31,500 in 2011, which equates to the aggregate value of all shares issued to E 2 Investments based on the market value on the date of the E 2 Agreement.  On January 31, 2011, the Company issued 400,000 shares to the shareholder and employee to replace the shares he transferred to E 2 Investments on behalf of the Company.

Agreement with Gene Stohler
On February 23, 2011, the Company entered into a Consulting Agreement with Gene Stohler (the “Stohler Agreement”), an individual with significant experience in marketing and strategic alliances.  The Stohler Agreement calls for Mr. Stohler to provide services in the areas of product development and endorsement, strategic marketing, product support and introductions to potential strategic partners for the Company.  Under the Stohler Agreement, which has a term of 12 months, Mr. Stohler received 100,000 shares of our common stock.  The shares were fully vested on February 23, 2011, the date of issuance, and the Company will record a stock-based marketing expense of $7,000 during 2011 based on the market price on the date of issuance.

Agreement with The Street Awareness
On March 22, 2011, we entered into an agreement with The Street Awareness (“Street Awareness”).  Under the agreement, Street Awareness has agreed to conduct a comprehensive investor relations campaign of approximately 75 days to improve market awareness of the Company and our business prospects.  As consideration for the services to be performed by Street Awareness, we have agreed to pay a fee of $250,000, payable $50,000 per week for 5 weeks beginning April 11, 2011.  The Company currently does not have the necessary funds to make any payment under this agreement, but is attempting to negotiate funding with FITT or with a shareholder of the Company.  There can be no assurance that we will be successful in raising the required funding to pay for this agreement and, as such, the ability to execute this investor relations campaign is uncertain.

Agreement with S.A Frederick & Co., LLC
On March 23, 2011, the Company entered into a Consulting Agreement with S.A. Frederick & Co., LLC (“Consultant”) (the “Frederick Agreement”), an entity with significant experience in marketing and strategic alliances.  The Frederick Agreement calls for the Consultant to provide services in the areas of product development and endorsement, strategic marketing, product support and introductions to potential strategic partners for the Company.  Under the Frederick Agreement, which has a term of four (4) months, the Company agreed to pay four (4) monthly payments of $7,500 each and issue Consultant 600,000 shares of our common stock to be released to Consultant on an agreed upon schedule.  The shares were fully vested on March 23, 2011, the date of issuance, and the Company will record a marketing expense of $78,000 during 2011 representing the amount of cash plus the value of the shares on the date of issuance.

Form S-8 Registration Statement
As previously discussed in this report, the Company has been unable to raise enough capital to pay its employees and many of its vendors.  In March 2011, our two existing employees agreed to accept common shares in lieu of a portion of their accrued compensation.  In addition, a provider of legal services agreed to accept common shares as payment for certain services.  On March 28, 2011, the Company filed a registration statement on Form S-8 under which a total of 2,500,000 shares were registered and issued, 1,750,000 shares to the two employees and 750,000 shares to the provider of legal services.  The shares were valued at $0.08 per share in the registration statement, or a total of $200,000.  During 2011, Accrued Officers Compensation and Other Accrued Compensation will be reduced by $80,000 and $60,000, respectively, and Professional Fee expense will be charged $60,000 in connection with the share issuance.

Reduction of Amount Owed to FITT
In March 2011, FITT informed the Company it would like the amount owed to FITT by the Company to be significantly reduced.  While the Operating Agreement requires that FITT make royalty payments to the Company based on sales, it does not appear that such payments will be large enough in the near future to reduce the amount owed FITT in any significant way.  On April 1, 2011, the Company and FITT agreed that we would issue FITT 3,000,000 shares of our common stock, valued at $216,000 based on the closing price of the stock on March 31, 2011, and that such amount will be considered as a reduction in the amount owed by the Company to FITT

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 25, 2008, we accepted the resignation of Baum & Company, PA (“Baum”) as our independent auditors.

In 2008, the Board of Directors approved the appointment and engagement of the services of McKennon, Wilson & Morgan LLP (“MWM”) as our independent auditors.  MWM is a registered public accounting firm with the Public Company Accounting Oversight Board and members of the American Institute of Certified Public Accountants.  During the two most recent fiscal years and the interim period preceding the engagement of MWM, we had not consulted with MWM regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

In connection with the reorganization of MWM, certain of its audit partners resigned from the MWM and have joined dbbmckennon (“DBBM”).  MWM resigned as the independent auditors of the Company effective May 4, 2009.  MWM had been the Company’s auditor since February 25, 2008.  The Company’s Board of Directors (the “Board”) approved the resignation of McKennon, Wilson & Morgan LLP on May 4, 2009.  Effective May 4, 2009, the Board appointed DBBM as the Company’s independent auditors.

During the Company’s two most recent fiscal years and subsequent interim period on or prior to May 4, 2009, the Company has not consulted with the DBBM regarding either i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9A          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2010 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of December 31, 2010.

ITEM 9A(T)               CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B                     OTHER INFORMATION

On April 13, 2009, Edon Moyal resigned from all positions as an officer and director with us, and as of December 31, 2009 was no longer employed by the Company.  Michael R. Dunn, our Chief Executive Officer and Chief Financial Officer, filled the vacancy of Corporate Secretary created by the resignation of Mr. Moyal.

PART III
ITEM 10                                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Michael R. Dunn	59	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Derek Jones	73	Director

Michael R. Dunn, our Chief Executive Officer, Chief Financial Officer, and member of our Board of Directors, joined us on May 28, 2008.  He has been responsible for the entire operation and restructuring of the Company which has never made a profit.  The Company, which has minimal revenues, is a turn-around project.  In order to be successful, it requires significant debt mitigation and capital infusion as well as a better established product distribution.  Mr. Dunn, through his personal relationships with physicians, spearheaded the development of a new energy shot product to appeal to a broader age group and gender demographic.  Additionally, through his previous relationships he retained a new accounting firm to perform the Company’s audits and relocated the Company’s office from Carlsbad, CA to Mission Viejo, CA to significantly reduce overhead.

Mr. Dunn established F.I.T.T. Energy Products, Inc., a private company controlled by certain of its investors and Company management, to perform operating services for the Company.  Through F.I.T.T. Energy, he was able to enter into contracts for product formulation and production, marketing, fulfillment and call center services.  Also using F.I.T.T. Energy, Mr. Dunn was able to retain Euro RSCG Edge, a member of Euro RSCG Worldwide, to create important marketing resources for the Company’s products, including a 60 second DRTV commercial, a microsite for TV and internet marketing, and a media placement program.  Mr. Dunn has coordinated a debt mitigation program, settling in excess of $1.9 million in debt, including the conversion of convertible promissory notes issued in 2008, resulting in a reduction in the shareholder deficit of approximately $1.8 million.

From December 1995 and continuing through the present, Mr. Dunn is the Chief Executive Officer of Bankers Integration Group, Inc., an e-commerce company serving the automotive finance and insurance industry.  Bankers Integration Group, Inc. filed for Chapter 11 bankruptcy protection in October of 2007 and Mr. Dunn acted as the Trustee and coordinated the sale of the assets. The case was closed on November 17, 2010.  Mr. Dunn also served as Chairman and Chief Executive Officer of Mountaineer Gaming, a Russell 2000 gaming and entertainment company, as well as being the owner, manager, or director of various businesses, both large and small.  Mr. Dunn attended La Crosse State University, Wisconsin, in business and has extensive training in business management and leadership.

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

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, since December 31, 2009, the following delinquencies occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Derek Jones, Director	1	-0-	-0-
Sports 1 Marketing, 10% Shareholder	1	1	-0-

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael R. Dunn,	2010	$198,450	$-0-	$-0-	$-0-	$-0-	$-0-	$198,450
CEO, CFO (1) (3)	2009	$183,150	$-0-	$350,000	$-0-	$-0-	$-0-	$533,150

Edon Moyal, Secretary, Exec. V.P. (2)	2009	$37,500	$-0-	$-0-	$-0-	$-0-	$-0-	$37,500

(1)
Joined us May 28, 2008.  For 2010, only $1,000 of Mr. Dunn’s salary was paid.  The remainder was accrued.  For 2009, the entire salary was accrued and none was paid.  The stock award was valued based on the share price on the day of issuance.

(2)          Resigned as an officer and director on April 13, 2009, and is no longer an employee as of December 31, 2009.
(3)          Stock award shares issued in connection with employment agreements are restricted under Rule 144.

Employment Agreements

Michael R. Dunn
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

During 2010 and 2009, the Company accrued director’s fees for Derek Jones in the amount of $12,000 and $3,000, respectively.  During 2010 and 2009, Derek Jones was issued zero and 100,000 shares of common stock, respectively. The fair value of these shares issued in 2009 was $2,700.

Grants of Plan Based Awards
There were no grants of plan-based awards during our last fiscal year.

ITEM 12                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the common stock ownership as of the date of this Report, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company’s common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 84,294,938 shares of common stock outstanding.  Note that there are no outstanding preferred shares.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class(2)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class
Michael R. Dunn, CEO, CFO, Secretary, and Director	17,000,000	20.2%	-0-	0.0%
Derek Jones, Director	100,000	*	-0-	0.0%
All executive officers and directors as a group (two persons)	17,100,000	20.3%	-0-	0.0%
Sports 1 Marketing LLC	9,000,000	10.7%	-0-	0.0%
Rand Scott, MD	5,100,000	6.1%	-0-	0.0%

*Less than 1%.
(1)  c/o our address, P.O. Box 4709, Mission Viejo, CA  92690, unless otherwise noted.
(2)   Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 13                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14                                       PRINCIPAL ACCOUNTING FEES AND SERVICES

dbbmckennon (the “Independent Auditors”) were our independent auditors and examined our financial statements for the years ended December 31, 2010 and 2009, respectively.  The Independent Auditors performed the services listed below and were as paid the aggregate fees listed below for the years ended December 31, 2010 and 2009.

Audit Fees
The Independent Auditors billed the Company aggregate fees of approximately $33,500 for the fiscal year ended December 31, 2010 and approximately $45,000 for the fiscal year ended December 31, 2009 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit Related Fees
The Independent Auditors were not paid additional fees for either the year ended December 31, 2010 or the fiscal year ended December 31, 2009 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees
The Independent Auditors were not paid fees for the year ended December 31, 2010 or the fiscal year ended December 31, 2009 for professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees
The Independent Auditors were not paid any other fees for professional services during the year ended December 31, 2010 or the fiscal year ended December 31, 2009.

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

PART IV

ITEM 15                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005(1)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001(2)
3.2	Amended and Restated Bylaws, dated December 4, 2001(2)
3.3	Amended and Restated Articles of Incorporation, dated April 27, 2005 (3)
3.4	Amended and Restated Articles of Incorporation, dated June 1, 2010 (4) (9)
10.1	Marketing & Lead Generation Agreement with Leigh Steinberg Sports & Entertainment LLC, dated August 21, 2009 (5)
10.2	Marketing & Representation Agreement with Rand Scott M.D. dated August 24, 2009 (5)
10.3	Employment Agreement with Michael R. Dunn dated August 24, 2009 (5)
10.4	Employment Agreement with Robert E. Crowson, Jr. dated August 24, 2009 (5)
10.5	Marketing & Lead Generation Agreement with Gigamind Inc. dated September 16, 2009 (6)
10.6	Letter Agreement with Dan Fleyshman dated January 13, 2010 (7)
10.7	Letter Agreement with Edon Moyal dated January 13, 2010 (7)
10.8	Settlement Agreement and General Release with Joseph Conte dated January 15, 2010 (7)
10.9	Settlement Agreement and Release of All Claims with Fish & Richardson P.C. dated January 19, 2010 (7)
10.10	Settlement Agreement and Release with Sacks Motor Sports, Inc. and Greg Sacks dated effective March 30, 2010 (8)
16.1	Letter on change in certifying accountant from McKennon, Wilson & Morgan LLP dated May 4, 2009 (10)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.
(2)	Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.
(3)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 28, 2005.
(4)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 21, 2010
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 26, 2009.
(6)	Incorporated by reference from our Annual Report on Form 8-K filed with the Commission on September 18, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 22, 2010.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 6, 2010.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 21, 2010.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FITT HIGHWAY PRODUCTS, INC.

DATED: April 14, 2011	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)