Form 10-Q
period 2011-03-31
FITT HIGHWAY PRODUCTS, INC.
filed 2011-05-13
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 13, 2011, there were 84,794,938 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.
FORM 10-Q
MARCH 31, 2011

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaids and other	56,017	1,000
Total current assets	56,017	1,000
Property and equipment, net	1,484	1,728
Total assets	$57,501	$2,728

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$822,355	$793,263
Accrued expenses	205,093	229,211
Accrued compensation	1,072,804	1,115,837
Accrued litigation	1,790,000	1,790,000
Notes payable	452,000	452,000
Advances from related parties	523,884	472,645
Total current liabilities	4,866,136	4,852,956
Notes payable, net of current portion	—	—
Total liabilities	4,866,136	4,852,956

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized, 81,294,938 and 77,194,938 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	81,295	77,195
Additional paid-in capital	28,566,012	28,263,612
Accumulated deficit	(33,455,942)	(33,191,035)
Total shareholders’ deficit	(4,808,635)	(4,850,228)
Total liabilities and shareholders’ deficit	$57,501	$2,728

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Selling and marketing	58,071	141,685
General and administrative	199,571	218,004
Total operating expenses	257,642	359,689
Operating loss	(257,642)	(359,689)

Other (income) expense:
Interest expense	6,865	52,611
Gain on extinguishment of debt and creditor obligations	—	(263,970)
Other expense, net	400	2,000
Loss before income taxes	(264,907)	(150,330)
Income taxes	—	—
Net loss	$(264,907)	$(150,330)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares used in basic and diluted per share calculations	78,000,494	55,088,991

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(264,907)	$(150,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment creditor settlements	—	(263,970)
Common stock issued for services rendered	86,500	194,175
Depreciation	244	695
Amortization of debt discount	—	19,504
Changes in operating assets and liabilities:
Accounts receivable	—	—
Inventories	—	(43,285)
Prepaid expenses and other assets	4,983	(7,593)
Accounts payable	29,092	5,952
Accrued expenses	(4,118)	33,583
Accrued compensation	96,967	112,014
Advances from related parties	51,239	34,255
Net cash used in operating activities	—	(65,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	—	55,000
Proceeds from the sale of common stock	—	10,000
Net cash provided by financing activities	—	65,000

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,090	$5,525
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for accrued compensation	$140,000	$—
Issuance of common stock for prepaid expenses	$60,000	$—
Issuance of common stock in connection with litigation settlement	$20,000	$—
Forgiveness of former officer obligations	$—	$848,795
Issuance of common stock for conversion of notes payable and interest	$—	$436,664
Settlement of notes payable and interest for zero value assets	$—	$267,661

See accompanying Notes to Financial Statements.

5

FITT HIGHWAY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

1.	Business

Business
FITT Highway Products, Inc. (the “Company”) is in the business of the manufacture (on an outsource basis), distribution and sale of energy drinks.  These functions, as noted below, are currently being performed by our operating partner F.I.T.T. Energy Products, Inc. (“FITT”), with which we entered into an Operating Agreement effective August 12, 2010.  FITT is a separate entity controlled by certain of the Company’s investors and management.  The primary outlet for our product is expected to be the retail market, with additional sales coming from our website and Direct Response Television (“DRTV”) presence.  Marketing support and brand recognition will be primarily done through television.  Our revenues and cash flow are presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the current product, “F.I.T.T. Energy With Resveratrol” (the “FITT Energy Shot”).  As such, we are now dependent upon the success of FITT’s operations.  The Company has significant debt and, until that debt can be mitigated, we will be unable to operate in the normal course of business and seek capital to develop new products.

Management’s Plan of Operations
For the year ended December 31, 2010 and the three months ended March 31, 2011, we had no significant revenues.  This was primarily due to a lack of operating capital, our decision to temporarily suspend our sales activity to focus on a new marketing strategy and product development, and our Operating Agreement with FITT.  For the three months ended March 31, 2011, we experienced a net loss of $264,907.  As of March 31, 2011, we had negative working capital in excess of $4.8 million, which includes $1.8 million for an accrued arbitration award in connection with a lawsuit against the Company.

As a result of our substantial debt burden, we have been unable to attract necessary investment dollars to negotiate settlements of our indebtedness or to conduct operations.  Third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  These factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can substantially mitigate its debt and raise capital.

In order to conduct operations, we were forced to pursue a partner to produce the FITT Energy Shot and to implement the marketing plan.   Under the terms of the Operating Agreement with FITT, they will perform the majority of the operating functions for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  In connection with the Operating Agreement, the Company issued to FITT 5,000,000 of its common shares effective August 12, 2010, which shares were fully vested as of the date of issuance.  While FITT has indicated it will use the shares as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will process and record in its books all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses as well as raising capital.  On April 1, 2011, the Company issued FITT an additional 3,000,000 shares, the issuance of which was recorded as a reduction in the amount owed by the Company to FITT.  See Note 11.

If we are successful with plans to mitigate our debt, we expect the Company will be able to attract investment, enter agreements with service providers, develop new products, and manage its operating functions.  Management cannot be certain that royalty funds received from FITT, after the payment of amounts owed to FITT and the IRS resulting from a tax levy, will be sufficient to pay our basic operating expenses, let alone mitigate debt in any substantial way.  Management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management may not be able to attract any capital without first significantly mitigating its debt.

6

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 as reported in the Company’s Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company’s financial position, results of operation and cash flows.  The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are anti-dilutive in the loss periods.  At March 31, 2011 and 2010, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the years.  At March 31, 2011 and 2010, the Company had 408,415 and 518,248 warrants outstanding, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during three months ended March 31, 2011 and 2010, respectively.

The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company’s consolidated financial position or results of operations.

3.	Accrued Expenses

Accrued expenses consisted of the following at:

	March 31, 2011	December 31, 2010
Estimated future cost of office lease abandoned	$—	$30,000
Interest	97,946	92,171
Other	107,147	107,040
	$205,093	$229,211

In December 2010, we settled litigation with the landlord of our former leased office space which we had abandoned.  Under the settlement, we agreed to pay the landlord $20,000 in cash, which FITT agreed to advance, and 200,000 shares of our common stock (valued at $20,000).  The common stock was issued in January 2011 and the final cash payment of $10,000 was made in March 2011.  See Note 7 for further information.
4.	Accrued Compensation
Accrued compensation consists of the following at:

	March 31, 2011	December 31, 2010
Accrued officers (and former officers) compensation	$590,087	$613,510
Other accrued compensation	129,955	158,742
Accrued payroll taxes	348,376	339,199
Other	4,386	4,386
	$1,072,804	$1,115,837

Due to our lack of capital, we have been unable to pay the majority of the compensation owed to certain of our employees and also have unpaid payroll taxes.  The accrued payroll taxes category includes amounts recorded for delinquent payments, inclusive of penalty and interest, of $268,576 and $267,489 at March 31, 2011 and December 31, 2010, respectively.  In October 2010, the IRS filed a federal tax lien against the Company in the amount of $136,678 related to past due payroll taxes.  Also in October 2010, the IRS served FITT with a Notice of Levy in the amount of $152,974 attaching all royalty payments payable to the Company by FITT over and above $83,166, which is the amount owed by the Company to FITT as of October 15, 2010.  The amount of the levy represents the amount of the IRS tax lien noted above plus statutory additions.

In March 2011, our two existing employees elected to accept common shares in lieu of a portion of their accrued compensation.  On March 28, 2011, the Company filed a registration statement on Form S-8 under which 1,750,000 common shares were registered and issued to the two employees at a value of $0.08 per share, or $140,000.  During the three months ending March 31, 2011, Accrued Officers Compensation and Other Accrued Compensation were reduced by $80,000 and $60,000, respectively, in connection with the share issuance.  See Note 10.

In January 2010, we entered into settlement agreements with three former officers under which these former officers agreed to forgo the repayment of accrued compensation and loans and advances owed to them.  As part of the settlement agreements, two of the three former officers also agreed to use their best efforts to liquidate a total of 2,044,428 shares of our common stock held in their name, and use the proceeds to repay certain debt including delinquent payroll taxes.  The two former officers are currently in the process of liquidating these shares.
5.	Notes Payable
Notes payable consists of the following at:

	March 31, 2011	December 31, 2010
Note payable – distributor settlement	$202,000	$202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – other	150,000	150,000
Subtotal	452,000	452,000
Less current portion	(452,000)	(452,000)
Long-term portion	$—	$—

Note Payable – Distributor Settlement
This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which the Company agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010.  Interest was to accrue at 5% per annum beginning in August 2008.  The Company has made payments totaling $50,000 and is currently in default for non-payment.  As of March 31, 2011 and December 31, 2010, the outstanding balance was classified as a current liability in the accompanying balance sheet.

Note Payable – Trademark Settlement
This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy.   The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid.  The payment of $25,000 was paid through an advance by a former officer.  The note payable contains no provision for interest.  As of March 31, 2011 and December 31, 2010, the outstanding balance was classified as a current liability in the accompanying balance sheet.

Notes Payable – Other
This category represents notes payable to two individuals.  As of March 31, 2011 and December 31, 2010, the Company was in default for non-payment and the outstanding balance was classified as a current liability in the accompanying balance sheet.

6.	Related Parties

As described in Note 1, the Company has limited capital resources and liquidity.  As a result, during the periods covered by this report, our CEO advanced funds to the Company in order for it to pay certain obligations.  Advances from our CEO consist of monies advanced personally by him or through a company he owns.  In addition, during the periods covered by this report, the Company received advances from FITT, an entity controlled by certain of its investors and Company management and whose largest shareholder is our CEO.  Advances from related parties consist of the following at:

	March 31, 2011	December 31, 2010
Advances from CEO and former officers	$75,285	$66,297
Advances from FITT:
Transfer of promissory note obligations	270,276	270,276
Other advances	178,323	136,072
	$523,884	$472,645

The advances from related parties are due upon demand, are expected to be settled within one year, and therefore do not incur interest.

In March 2011, FITT informed the Company it would like the amount owed to FITT by the Company to be significantly reduced.  While the Operating Agreement with FITT requires that FITT make royalty payments to the Company based on sales, it does not appear that such payments will be large enough in the near future to reduce the amount owed FITT in any significant way.  On April 1, 2011, the Company and FITT agreed that we would issue FITT 3,000,000 shares of our common stock, valued at $216,000 based on the closing price of the stock on March 31, 2011.  This transaction will be recorded as a reduction in the amount owed by the Company to FITT during the second quarter ending June 30, 2011.

7.	Litigation

Sacks Motor Sports Inc.
On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the Court denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007.  On July 16, 2008, we entered into an Assignment of Claims Agreement (“Assignment Agreement”) with Anga M’Hak Publishing (“Anga M’Hak”) and Edward Raabe, for the consideration of 150,000 shares of common stock and $100,000 in cash out of the proceeds of our proposed private placement.  We believe Anga M’Hak has a claim to offset the approximately $1,500,000 of the Sacks judgment.  As part of the Assignment Agreement, Anga M’Hak and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies.  In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in our pursuit of these claims.  We believe their affidavits will indicate that Sacks perpetrated fraud by not having the authority to enter into the contract, which wrongfully created the judgment in favor of Sacks.

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

8.	Common Stock

Following is the activity for the Company’s shares of common stock during the three-month period ended March 31, 2011:
	Shares
Shares outstanding December 31, 2010	77,194,938
Issued January 24, 2011	200,000	See Note 7
Issued January 24, 2011	700,000	See Note 10
Issued February 23, 2011	100,000	See Note 10
Issued March 23, 2011	600,000	See Note 10
Issued March 28, 2011	2,500,000	See Note 10
Shares outstanding March 31, 2011	81,294,938

The Company has recorded expenses for shares issued for services rendered in the accompanying Statements of Operations for December 31, 2010 and 2009 follows:

	2011	2010
Selling and marketing	$55,000	$134,175
General and administrative	31,500	60,000
Total	$86,500	$194,175

9.	Gain on Extinguishment of Debt and Creditor Obligations

Following is a summary of the net gain on extinguishment of debt and creditor obligations for the three months ended March 31, 2010.

Settlement of tradename litigation	$267,661
Conversion of 2008 Convertible Notes	(3,691)
Total net gain	$263,970

In 2009, Fish & Richardson, P.C. (“Fish”), a former provider of legal services to the Company, was granted a judgment against the Company for $273,835 plus interest of $74,817 through the date of the judgment relating to alleged legal fees owed by us to Fish.  Effective January 19, 2010, we entered into a settlement agreement with Fish wherein the Company agreed to transfer all right, title and interest in our former tradenames to Fish and Fish agreed to acknowledge a full satisfaction of its judgment and to dismiss all litigation with prejudice.  The settlement with Fish was executed on January 21, 2010 and we recorded a gain on extinguishment of debt of $267,661.

In January 2010, we modified the conversion feature of certain convertible promissory notes issued in 2008 with a face value totaling $380,000 to allow the noteholders to convert the principal and accrued interest owed them at $0.16 per share.  All of the noteholders elected to convert, and as a result, we issued them a total of 2,729,157 shares of our common stock during the first quarter of 2010.  In connection with the conversion, the Company recorded a loss on extinguishment of debt of $3,691.

10.	Agreements

Agreement with E 2 Investments, LLC
On January 24, 2011, the Company entered into a Consulting Agreement with E 2 Investments, LLC (the “E 2 Agreement”), a company with significant experience in acquisitions, joint ventures, business relations and public company relations.  The E 2 Agreement calls for E 2 Investments to provide advice on financing, acquisitions, joint ventures, public company relations and to introduce the Company to potential investors.  In connection with the E 2 Agreement, the Company agreed to issue to E 2 Investments 700,000 shares of its common stock, 300,000 of which would come directly from the Company and carry a Rule 144 restriction and 400,000 of which would be free-trading and transferred to E 2 Investments on behalf of the Company by a shareholder and employee of the Company.  The shares issued were fully vested as of the dates of issuance and transfer, and the Company has recorded a general and administrative expense of $31,500 in the three months ended March 31, 2011, which equates to the aggregate value of all shares issued to E 2 Investments based on the market value on the date of the E 2 Agreement.  On January 31, 2011, the Company issued 400,000 shares to the shareholder and employee to replace the shares he transferred to E 2 Investments on behalf of the Company.

Agreement with Gene Stohler
On February 23, 2011, the Company entered into a Consulting Agreement with Gene Stohler (the “Stohler Agreement”), an individual with significant experience in marketing and strategic alliances.  The Stohler Agreement calls for Mr. Stohler to provide services in the areas of product development and endorsement, strategic marketing, product support and introductions to potential strategic partners for the Company.  Under the Stohler Agreement, which has a term of 12 months, Mr. Stohler received 100,000 shares of our common stock.  The shares were fully vested on February 23, 2011, the date of issuance, and the Company has recorded a stock-based marketing expense of $7,000 during the three months ended March 31, 2011 based on the market price of the shares on the date of issuance.

Agreement with The Street Awareness
On March 22, 2011, we entered into an agreement with The Street Awareness (“Street Awareness”).  Under the agreement, Street Awareness has agreed to conduct a comprehensive investor relations campaign of approximately 75 days to improve market awareness of the Company and our business prospects.  As consideration for the services to be performed by Street Awareness, we have agreed to pay a fee of $250,000, payable $50,000 per week for five weeks beginning in April 2011.

The Company’s first payment of $50,000 was made in April 2011 with funds received in borrowings from two private investors.  In connection with these borrowings, the Company issued two secured promissory notes dated April 17, 2011 with total face value of $50,000, which notes each have a 60-day term.  The notes are secured by all the Company’s assets.  While the notes bear no interest, the Company issued 500,000 shares of its restricted common stock along with the notes.  In addition, if the notes are not paid when due, the Company will incur a late fee equal to 2% of the principal balance for each month or portion of a month the notes remain unpaid.  During the second quarter of 2011, the Company will allocate the proceeds between the notes and the shares of common stock issued to the holders based on their relative fair values which will result in a debt discount on the date of issuance of $17,949, which amount will be amortized over the 60-day term of the notes. The Company has since arranged to receive advances from FITT to both repay these notes and make additional payments to Street Awareness.

If the Company determines that the campaign conducted by Street Awareness is successful, although there can be no assurance of success, we anticipate conducting one or more similar campaigns in the near future.

Agreement with S.A Frederick & Co., LLC
On March 23, 2011, the Company entered into a Consulting Agreement with S.A. Frederick & Co., LLC (“Consultant”) (the “Frederick Agreement”), an entity with significant experience in marketing and strategic alliances.  The Frederick Agreement calls for the Consultant to provide services in the areas of product development and endorsement, strategic marketing, product support and introductions to potential strategic partners for the Company.  During the four (4) month term of the Frederick Agreement, the Company agreed to make cash payments of no more than $30,000 and to issue Consultant 600,000 shares of our common stock to be released to Consultant on an agreed upon schedule.  The shares were fully vested on March 23, 2011, the date of issuance, and the Company has recorded a marketing expense of $50,000 during the three months ended March 31, 2011 representing the value of the shares on the date of issuance of $48,000 plus the amount of cash paid for services rendered through the end of the period of $2,000.

Form S-8 Registration Statement
As previously discussed in this report, the Company has been unable to raise enough capital to pay its employees and many of its vendors.  In March 2011, our two existing employees agreed to accept common shares in lieu of a portion of their accrued compensation.  In addition, a provider of legal services agreed to accept common shares as a pre-payment for certain services which it agreed to perform.  On March 28, 2011, the Company filed a registration statement on Form S-8 under which a total of 2,500,000 shares were registered and issued, 1,750,000 shares to the two employees and 750,000 shares to the provider of legal services.  The shares were valued at $0.08 per share in the registration statement, or a total of $200,000.  During the three months ended March 31, 2011, in connection with this transaction, the Company reduced Accrued Officers Compensation and Other Accrued Compensation by $80,000 and $60,000, respectively.  In addition, the Company recorded a Prepaid Expense in the amount of $60,000 for services to be to be performed by the provider of legal services.  As of March 31, 2011, the provider of legal services had performed services in the amount of $9,522.

11.	Subsequent Events

Reduction of Amount Owed to FITT
In March 2011, FITT informed the Company it would like the amount owed to FITT by the Company to be significantly reduced.  While the Operating Agreement requires that FITT make royalty payments to the Company based on sales, it does not appear that such payments will be large enough in the near future to reduce the amount owed FITT in any significant way.  On April 1, 2011, the Company and FITT agreed that we would issue FITT 3,000,000 shares of our common stock, valued at $216,000 based on the closing price of the stock on March 31, 2011, and that such amount will be considered as a reduction in the amount owed by the Company to FITT.

Agreement with Rand Scott, M.D.
In May 2011, the Company entered into a Consulting Agreement with Rand Scott, M.D. (the “Scott Agreement”) who is a shareholder and the individual who collaborated with the Company in the development of the FITT Energy Shot.  Under the Scott Agreement, Dr. Scott has agreed to create a double blind testing program for the FITT Energy Shot, the results of which will be used to assist with the marketing of the product by FITT.  The testing program will cover changes in blood pressure and other relevant factors to be determined by Consultant and will compare results from ingestion of the FITT Energy Shot with ingestion of two other two-ounce energy shots currently being sold in the marketplace.  In addition, Dr. Scott will identify and retain a reputable testing facility to perform the testing program, work with the testing facility to construct proper testing protocols for the testing program, supervise the testing, and review and approve the final testing report.

In connection with the Scott Agreement, the Company has agreed to pay Dr. Scott the amount of $25,000 to provide the services called for by the Scott Agreement.  The Company and Dr. Scott have further agreed that the Company’s payment to Dr. Scott will be made with shares of the Company’s common stock, which shares will be registered by the Company on a Form S-8 and the number of which will be determined based on the per share price of the common stock on the date of the S-8 filing.  Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, the Company will record this transaction as a reduction of its indebtedness to FITT.

Agreement with Euro RSCG
In May 2011, the Company entered into a Consulting Agreement with Euro RSCG Direct Response, LLC (“Euro”) (the “Euro Agreement”), a company that is currently performing a wide array of marketing services related to the FITT Energy Shot for FITT.   Under the Euro Agreement, Euro has agreed to provide a number of services including developing an updated business strategy and creative assets, using information derived from the double blind testing program described above, to re-launch our marketing program for the FITT Energy Shot in both the Direct Response Television (“DRTV”) and retail market spaces.  Euro will also be testing for effectiveness with media buying, and assisting with identifying and retaining a vendor to distribute nationally to the retail market space.

In connection with the Euro Agreement, the Company has agreed to pay Euro the amount of $100,000 to provide the required services.  The Company and Euro have further agreed that the Company’s payment to Euro will be made with shares of the Company’s common stock, which shares will be registered by the Company on a Form S-8 and the number of which will be determined based on the per share price of the common stock on the date of the S-8 filing.  Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, the Company will record this transaction as a reduction of its indebtedness to FITT.

Notes Payable
See comments under “The Street Awareness” section of Note 10 concerning the issuance of notes payable.

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

Description of Business
Our Company’s business is the manufacture (on an outsource basis), distribution and sale of energy drinks.  These functions, as noted below, are currently being performed by our operating partner F.I.T.T. Energy Products, Inc. (“FITT”), with which we entered into an Operating Agreement effective August 12, 2010.  FITT is a separate entity controlled by certain of the Company’s investors and management.  The primary outlet for our product is expected to be the retail market, with additional sales coming from our website and Direct Response Television (“DRTV”) presence.  Marketing support and brand recognition will be primarily done through television.  Our revenues and cash flow are presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the current product, “F.I.T.T. Energy With Resveratrol” (the “FITT Energy Shot”).  As such, we are now dependent upon the success of FITT’s operations.  The Company has significant debt and, until that debt can be mitigated, we will be unable to operate in the normal course of business and seek capital to develop new products.

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

Operations
Since the Company completed its merger with Snocone Systems, Inc. in 2005, we have been unable to generate income and have become burdened with substantial debt.  As of March 31, 2011, we have less approximately $58,000 in assets (zero in cash) and in excess of $4.8 million in debt, which includes approximately $1.8 million for an accrued arbitration award for a lawsuit against the Company.  As a result, we have been unable to attract necessary investment dollars to our Company to produce our product and implement our marketing strategy.  In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  These factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can substantially mitigate its debt and raise capital.

In order to conduct operations, we were forced to pursue a partner to produce the FITT Energy Shot and to implement the marketing plan.   Under the terms of the August 12, 2010 Operating Agreement with FITT, they will perform the majority of the operating functions for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  FITT will process and record in its books all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses as well as raising capital.

If we are successful with plans to mitigate our debt, we expect the Company will be able to attract investment, enter agreements with service providers, develop new products, and manage its operating functions.  Management cannot be certain that royalty funds received from FITT, after the payment of amounts owed to FITT and the IRS resulting from a tax levy, will be sufficient to pay our basic operating expenses, let alone mitigate debt in any substantial way.  Management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management may not be able to attract any capital without first significantly mitigating its debt.

Marketing
In July 2010, FITT entered into an agreement with Euro RSCG Edge (“Euro”) whereby Euro would perform a variety of marketing services for FITT including creating a 60 second television commercial (the “FITT Commercial”) about the FITT Energy Shot.  By changing the tag line at the end of the FITT Commercial, it can be easily customized for use in specific markets for specific offers.

Euro is a member of Euro RSCG Worldwide, which according to 2009 Advertising Age Global Marketers Report, is the largest global agency as measured by total number of global accounts.  Euro agreed to market the FITT Energy Shot because they believe the product can be a big hit since it is significantly different than any other product in the rapidly growing energy shot category and is a healthy alternative.  They are also impressed by the team of doctors, athletes, product producers, and call and fulfillment centers supporting the product.  FITT intends to use the FITT Commercial to support multiple marketing activities including retail, DRTV and online programs.  For more information on Euro, please visit their website at www.eurorscgedge.com.

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

Marketing Plan - Internet
We began the internet marketing plan by test broadcasting emails to customers selected from a total of 88 million leads from two entities with which the Company has agreements.  The test email broadcasts directed potential customers to a website that educated them about the FITT Energy Shot and included an endorsement by Warren Moon and three medical experts who are also investors in the Company.  In addition to broadcasting email messages to a select group of leads, a test of a key word search program was begun.  FITT is currently working with Euro to review the internet portion of the marketing program to help refine and target this approach in an appropriate manner including developing social media and joint venture revenue sharing opportunities

Production and Distribution
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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

As discussed in this report, since August 12, 2010, FITT has had the responsibility to perform the majority of the operating functions for the Company.  Accordingly, since that date, FITT has processed and recorded in its books all sales, costs and operating expenses connected with its performance of those services and the Company has earned a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  To date, royalty earnings have been insignificant.

Sales and Gross Profit
During the first quarter of 2011, royalties earned from FITT were insignificant, and we recorded no sales or gross profit.  During the first quarter of 2010, we had no sales or gross profit as we had temporarily suspended sales activity to concentrate on developing the FITT Energy Shot and a new marketing program for the product.

Selling and Marketing Expenses
Selling and marketing expenses include costs for sales and marketing functions, strategic alliance coordination, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the first quarter of 2011 were $58,071, compared to $141,685 for the comparable period in 2010.  The 2011 period included $55,000 in stock-based marketing expense resulting from common shares issued to parties for assistance in developing strategic alliances, while the 2010 period included $134,175 in stock-based marketing expense resulting from common shares issued to 2 shareholders for marketing assistance.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the first quarter of 2011 were $199,571, compared to $218,004 for the comparable period in 2010. The 2011 period included stock-based expense of $31,500 related to investor and public relations services while the 2010 period included stock-based expense of $60,000 for similar services.

Interest Expense
Interest expense during the first quarter of 2011 of $6,865 consisted of cash-based interest on our various debt instruments, while interest expense during the 2010 period of $52,611 consisted of cash-based and non-cash based interest on our convertible promissory notes and other debt instruments.  Non-cash interest expense in the 2010 period amounted to $19,503.

Gain on the Extinguishment of Debt and Creditor Obligations
In the first quarter of 2010, we entered into settlement agreements with a former vendor of legal services under which this creditor agree to forego a repayment of debt obligations we owed to them.  In connection with this settlement, we recorded a gain of $267,661.  Also during our 2010 first quarter, holders of our convertible notes issued in 2008 converted the principal and accrued interest owed to them into 2,729,157 shares of our common stock resulting in a loss of $3,691.  There were no such settlements during the first quarter of 2011.

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

At March 31, 2011, our principal sources of liquidity result from advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts.  However, because of the magnitude of our debt burden, we have been unable to attract sufficient investment dollars to operate the Company in an efficient and effective manner.  In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with the Company.  Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010, with FITT whereby FITT is performing the majority of the operating functions for the Company. Subsequent to the signing of our Operating Agreement with FITT, the Company will only be responsible for basic business expenses, including those necessary to keep the Company’s regulatory filings current, as FITT will be responsible for costs associated with ongoing operations.

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

At March 31, 2011, our cash and cash equivalents were $0, and we had negative working capital in excess of $4.8 million.  During the first quarter of 2011, because of a lack of capital, we issued 2,150,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and professional fees.  The value of the services and shares issued was $146,500.

Due to our lack of capital, we are in default of certain note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain under the FITT Highway Products corporate name.  At March 31, 2011, we had $452,000 in notes payable obligations, all of which are in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	Three Months Ended March 31,
	2011	2010	Change

Operating activities	$—	$(65,000)	$65,000
Investing activities	—	—	—
Financing activities	—	65,000	(65,000)
Change	$—	$—	$—

Operating Activities
Operating cash flows for the three months ended March 31, 2011 reflect our net loss of $264,907, offset by changes in working capital of $178,163 and other non-cash items (depreciation and stock-based expense) of $86,744. The change in working capital is primarily related to increases in accounts payable, accrued compensation and advances from related parties.  The increases in accounts payable, accrued compensation and advances from related parties are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities
There was no cash used in investing activities for the three-months ended March 31, 2011 or March 31, 2010.

Financing Activities
During the first quarter of 2010, we received proceeds for the sale of common stock and the issuance of convertible notes totaling $65,000.  There was no cash used in financing activities for the three months ended March 31, 2011.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Sacks Motor Sports Inc.
On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the judge to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the Court denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007.  On July 16, 2008, we entered into an Assignment of Claims Agreement (“Assignment Agreement”) with Anga M’Hak Publishing (“Anga M’Hak”) and Edward Raabe, for the consideration of 150,000 shares of common stock and $100,000 in cash out of the proceeds of our proposed private placement.  We believe Anga M’Hak has a claim to offset the approximately $1,500,000 of the Sacks judgment.  As part of the Assignment Agreement, Anga M’Hak and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies.  In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in our pursuit of these claims.  We believe their affidavits will indicate that Sacks perpetrated fraud by not having the authority to enter into the contract, which wrongfully created the judgment in favor of Sacks.

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

FITT HIGHWAY PRODUCTS, INC.
(Registrant)
Dated: May 13, 2011
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)