Form 10-Q
period 2011-06-30
FITT HIGHWAY PRODUCTS, INC.
filed 2011-08-11
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 11, 2011, there were 89,034,938 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.
FORM 10-Q
JUNE 30, 2011

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaids and other	32,390	1,000
Total current assets	32,390	1,000
Property and equipment, net	1,240	1,728
Total assets	$33,630	$2,728

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$805,165	$793,263
Accrued expenses	215,868	229,211
Accrued compensation	889,238	1,115,837
Accrued litigation	1,790,000	1,790,000
Notes payable	502,000	452,000
Advances from related parties	291,940	472,645
Total current liabilities	4,494,211	4,852,956
Total liabilities	4,494,211	4,852,956

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized, 88,284,938 and 77,194,938 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	88,285	77,195
Additional paid-in capital	29,242,970	28,263,612
Accumulated deficit	(33,791,836)	(33,191,035)
Total shareholders’ deficit	(4,460,581)	(4,850,228)
Total liabilities and shareholders’ deficit	$33,630	$2,728

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$—	$—	$—	$—
Cost of sales	—	—	—
Gross profit (loss)	—	—	—

Operating expenses:
Selling and marketing	5,067	228,362	63,138	370,047
General and administrative	305,105	224,452	504,674	442,454
Total operating expenses	310,172	452,814	567,812	812,501
Operating loss	(310,172)	(452,814)	(567,812)	(812,501)

Interest expense	25,324	34,127	32,189	86,738
Gain on extinguishment of debt and creditor obligations	—	—	—	(263,970)
Other expense, net	400	400	800	2,400
Loss before income taxes	(335,896)	(487,341)	(600,801)	(637,669)
Income taxes	—	—	—	—
Net loss	$(335,896)	$(487,341)	$(600,801)	$(637,669)

Basic and diluted net loss per share:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares used in basic and diluted per share calculations:	86,432,960	67,818,784	82,240,021	61,489,053

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(600,801)	$(637,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment – creditor settlements	—	(263,970)
Common stock issued for services rendered	166,610	421,175
Depreciation	488	1,243
Amortization of debt discount	17,949	38,400
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,500)	(2,537)
Accounts payable	11,901	(24,866)
Accrued expenses	6,657	45,807
Accrued compensation	188,401	206,447
Advances from related parties	160,295	55,970
Net cash used in operating activities	(50,000)	(160,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	50,000	100,000
Proceeds from the sale of common stock	—	60,000
Net cash provided by financing activities	50,000	160,000

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,690	$8,536
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for accrued compensation	$415,000	$—
Issuance of common stock for prepaid expenses	$110,000	$—
Issuance of common stock in connection with litigation settlement	$20,000	$—
Issuance of common stock to reduce advances to related parties	$341,000	$—
Forgiveness of former officer obligations	$—	$848,795
Issuance of common stock for conversion of notes payable and interest	$—	$436,664
Settlement of note payable and interest for zero value assets	$—	$267,661

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

1.	Business

Business
FITT Highway Products, Inc. (the “Company”) is in the business of the manufacture (on an outsource basis), distribution and sale of energy drinks.  The majority of our operating functions, as noted below, are currently being performed by our operating partner F.I.T.T. Energy Products, Inc. (“FITT”), with which we entered into an Operating Agreement effective August 12, 2010.  FITT is a separate entity controlled by certain of the Company’s investors and management.  The primary outlet for our product is expected to be the retail market, with additional sales coming from our website and Direct Response Television (“DRTV”) presence.  Marketing support and brand recognition will be primarily done through television.  Our revenues and cash flow are presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the current product, “F.I.T.T. Energy With Resveratrol” (the “FITT Energy Shot”).  As such, we are currently dependent upon the success of FITT’s operating capabilities.  The Company has significant debt and, until that debt can be mitigated, we will be unable to operate in the normal course of business.  In addition, our ability to attract capital will be greatly impaired.

Management’s Plan of Operations
For the year ended December 31, 2010 and the six months ended June 30, 2011, we had no significant revenues.  This was primarily due to a lack of operating capital, our decision to temporarily suspend our sales activity to focus on a new marketing strategy and product development, and our Operating Agreement with FITT.  For the six months ended June 30, 2011, we experienced a net loss of $600,801.  As of June 30, 2011, we had negative working capital in excess of $4.4 million, which includes $1.8 million for an accrued arbitration award in connection with a lawsuit against the Company.

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

In order to conduct operations, we were forced to pursue a partner to produce and market the FITT Energy Shot.   Under the terms of the Operating Agreement with FITT, they perform the majority of the operating functions for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  In connection with the Operating Agreement, the Company issued to FITT 5,000,000 of its common shares effective August 12, 2010, which shares were fully vested as of the date of issuance.  While FITT indicated it would use the shares as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will process and record in its books all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses as well as raising capital.

If we are successful with plans to mitigate our debt, we expect the Company will be able to attract investment, enter into agreements with service providers, develop new products, and manage its operating functions.  Management cannot be certain that royalty funds to be received from FITT, after the payment of amounts owed to FITT and to the IRS as a result of a tax levy, will be sufficient to pay our basic operating expenses, let alone mitigate debt in any substantial way.  Management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management may not be able to attract any capital without first significantly mitigating its debt.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 as reported in the Company’s Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly the Company’s financial position, results of operation and cash flows.  The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are anti-dilutive in the loss periods.  At June 30, 2011 and 2010, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the three and six month periods then ended.  At June 30, 2011 and 2010, the Company had 384,334 and 418,248 warrants outstanding, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the three and six months ended June 30, 2011 and 2010, respectively.

The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company’s consolidated financial position or results of operations.

3.	Prepaid Expenses

As previously discussed in this report, the Company has been unable to raise capital and has been unable to pay many of its vendors.  On March 28, 2011, the Company filed a registration statement on Form S-8 under which 750,000 common shares were registered and issued to a provider of legal services, at a value of $0.08 per share, or $60,000.  On May 18, 2011, we filed another registration statement on Form S-8 under which 500,000 common shares were registered and issued to the same provider of legal services at a value of $0.10 per share, or $50,000.  During the six months ended June 30, 2011, the Company recorded prepaid expenses totaling $110,000 in connection with the issuances of these 1,250,000 shares for services to be performed by the provider of legal services.  As of June 30, 2011, the provider of legal services had billed for services in the amount of $80,110.

4.	Accrued Expenses

Accrued expenses consisted of the following at:

	June 30, 2011	December 31, 2010
Estimated future cost of office lease abandoned	$—	$30,000
Professional fees	4,000	—
Interest	104,721	92,171
Other	107,147	107,040
	$215,868	$229,211

In December 2010, we settled litigation with the landlord of our former leased office space which we had abandoned.  Under the settlement, we agreed to pay the landlord $20,000 in cash, which FITT agreed to advance, and 200,000 shares of our common stock (valued at $20,000).  The common stock was issued in January 2011 and the final cash payment of $10,000 was made in March 2011.  See Note 8 for further information.

5.	Accrued Compensation
Accrued compensation consists of the following at:

	June 30, 2011	December 31, 2010
Accrued officers (and former officers) compensation	$445,186	$613,510
Other accrued compensation	83,183	158,742
Accrued payroll taxes	356,483	339,199
Other	4,386	4,386
	$889,238	$1,115,837

Due to our lack of capital, we have been unable to pay the majority of the compensation owed to certain of our employees and also have unpaid payroll taxes.  The accrued payroll taxes category includes amounts recorded for delinquent payments, inclusive of penalty and interest, of $268,576 and $267,489 at June 30, 2011 and December 31, 2010, respectively.  In October 2010, the IRS filed a federal tax lien against the Company in the amount of $136,678 related to past-due payroll taxes.  Also in October 2010, the IRS served FITT with a Notice of Levy in the amount of $152,974 attaching all royalty payments payable to the Company by FITT over and above $83,166, which is the amount owed by the Company to FITT as of October 15, 2010.  The amount of the levy represents the amount of the IRS tax lien noted above plus statutory additions.

During the six months ended June 30, 2011, our two existing employees elected to accept common shares in lieu of a portion of their accrued compensation.  On March 28, 2011, the Company filed a registration statement on Form S-8 under which 1,750,000 common shares were registered and issued to the two employees at a value of $0.08 per share, or $140,000.  On May 18, 2011, we filed another registration statement on Form S-8 under which 2,750,000 common shares were registered and issued to the two employees at a value of $0.10 per share, or $275,000.  During the six months ended June 30, 2011, Accrued Officers Compensation and Other Accrued Compensation were reduced by $280,000 and $135,000, respectively, in connection with the issuance of these 4,500,000 shares.

In January 2010, we entered into settlement agreements with three former officers under which these former officers agreed to forgo the repayment of accrued compensation and loans and advances owed to them.  As part of the settlement agreements, two of the three former officers also agreed to use their best efforts to liquidate a total of 2,044,428 shares of our common stock held in their name, and use the proceeds to repay certain debt including legal fees and delinquent payroll taxes.  The two former officers are currently in the process of liquidating these shares.
6.	Notes Payable
Notes payable consists of the following at:

	June 30, 2011	December 31, 2010
Note payable – distributor settlement	$202,000	$202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – bridge loans	50,000	—
Notes payable – other	150,000	150,000
Subtotal	502,000	452,000
Less current portion	(502,000)	(452,000)
Long-term portion	$—	$—

Note Payable – Distributor Settlement
This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which the Company agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010.  Interest was to accrue at 5% per annum beginning in August 2008.  The Company has made payments totaling $50,000 and is currently in default for non-payment.  As of June 30, 2011 and December 31, 2010, the outstanding balance was classified as a current liability in the accompanying balance sheet.

Note Payable – Trademark Settlement
This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy.   The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid.  The payment of $25,000 was paid through an advance by a former officer.  The note payable contains no provision for interest.  As of June 30, 2011 and December 31, 2010, the outstanding balance was classified as a current liability in the accompanying balance sheet.

Notes Payable – Bridge Loans
On April 18, 2011, we issued two notes with face value totaling $50,000 together with 500,000 shares of common with a market value of $0.06 on the day of issuance.  We calculated the relatively fair market value to the debt and equity components and recorded a discount on the notes of $17,949.  The notes, which are secured by all the Company’s assets, had a maturity date of 60 days, and as a result, the discount on the notes was fully amortized to interest expense as of June 30, 2011.  The notes bear no interest, but in the event all amounts due on maturity are not paid, a late fee in the amount of 2% per month, or portion of a month, on the unpaid principal is also payable until all amounts due under the notes are paid in full.  As of June 30, 2011, no principal payments have been made on the notes and they remain outstanding and in default.

Notes Payable – Other
This category represents notes payable to two individuals that carry interest rates ranging from 6-10%.  As of June 30, 2011 and December 31, 2010, the Company was in default for non-payment and the outstanding balance was classified as a current liability in the accompanying balance sheet.

7.	Related Parties

As previously discussed, the Company has limited capital resources and liquidity.  As a result, during the periods covered by this report, our CEO advanced funds to the Company in order for it to pay certain obligations.  Advances from our CEO consist of monies advanced personally by him or through a company he owns.  In addition, during the periods covered by this report, the Company received advances from FITT, an entity controlled by certain of its investors and Company management and whose largest shareholder is our CEO.  Advances from related parties consist of the following at:

	June 30, 2011	December 31, 2010
Advances from CEO and former officers	$84,258	$66,297
Advances from FITT	207,682	406,348
	$291,940	$472,645

The advances from related parties are due on demand, are expected to be settled within one year, and therefore do not incur interest.

In March 2011, FITT informed the Company it would like the amount owed to FITT by the Company to be significantly reduced.  While the Operating Agreement with FITT requires that FITT make royalty payments to the Company based on sales, it does not appear that such payments will be large enough in the near future to reduce the amount owed to FITT in any significant way.  On April 1, 2011, the Company and FITT agreed that we would issue FITT 3,000,000 shares of our common stock, valued at $216,000 based on the closing price of the stock on March 31, 2011.  Additionally, in May 2011, the Company entered into agreements with Dr. Rand Scott and Euro RSCG Direct Response, LLC (see Note 11) under which we agreed to issue a total of 1,250,000 shares of our common stock for services Dr. Scott and Euro would perform for FITT.  These shares were valued at a total of $125,000 based on the closing price of the stock on the dates of the agreements.  During the second quarter ended June 30, 2011, we recorded the issuance of these 4,250,000 shares as reductions in the debt owed by the Company to FITT in the total amount of $341,000.

8.	Litigation

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

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the accompanying Balance Sheets.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

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

9.	Common Stock

Following is the activity for the Company’s shares of common stock during the six months ended June 30, 2011:
	Shares
Shares outstanding December 31, 2010	77,194,938
Issuances for services and operating expenses	1,400,000
Issuance in connection with litigation settlement	200,000	See Note 8
Issuances for accrued compensation	4,500,000	See Note 5
Issuances for prepaid expenses	1,250,000	See Note 3
Issuances to reduce debt to FITT	4,250,000	See Note 7
Issuances in connection with Notes Payable	500,000	See Note 6
Cancelled shares	(1,010,000)
Shares outstanding June 30, 2011	88,284,938

Services and Operating Expenses
During the six months ended June 30, 2011, the Company issued common shares in exchange for services and operating expenses to E 2 Investments (700,000 shares), Gene Stohler (100,000 shares) and S.A. Frederick & Co., LLC (600,000 shares).  See Note 11 for further information.

The Company has recorded expenses for the issuance of shares for services and operational expenses in the accompanying Statements of Operations for the three- and six-month ended June 30, 2011 and 2010 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Selling and marketing	$—	$170,000	$55,000	$304,175
General and administrative	—	57,000	31,500	117,000
Total	$—	$227,000	$86,500	$421,175

The above amounts do not include the shares issued to a provider of legal services during the six months ended June 30, 2011 for $110,000, that were accounted for as prepaid services (see Note 3). During the three and six-months ended June 30, 2011, the legal service provider performed services in the amount of $70,589 and 80,110 which were included as general and administrative expense in the Statements of Operations.

Cancelled Shares
During the six months ended June 30, 2011, the Company cancelled 1,010,000 shares previously issued to the following service providers.

Pentony Enterprises LLC (“Pentony”) – on November 17, 2010, the Company entered into an agreement with Pentony under which Pentony agreed to provide investor relations services to the Company.   In connection with the agreement, the Company issued 275,000 shares of its common stock to Pentony.  Pentony subsequently determined they were unable to perform the required services and returned the shares to the Company for cancellation.  The shares were cancelled May 27, 2011.

Issuers Capital Advisors, LLC (“ICA”) – on April 9, 2010, the Company entered into a Consulting Agreement with ICA under which ICA agreed to provide a variety of public relations services.  In connection with the agreement, we issued 570,000 shares of our common stock to ICA.  On June 6, 2011, we determined that ICA had not fully performed the services it had agreed to and we instructed our Transfer Agent to cancel 190,000 shares previously issued to ICA.

S.A. Frederick & Co., LLC (“Frederick”) – see Note 11 for a description of the agreement with Frederick and the cancellation of 545,000 shares previously issued to them.

10.	Gain on Extinguishment of Debt and Creditor Obligations

Following is a summary of the net gain on extinguishment of debt and creditor obligations for the six months ended June 30, 2010.

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

In January 2010, we modified the conversion feature of certain convertible promissory notes issued in 2008 with a total face value of $380,000 to allow the noteholders to convert the principal and accrued interest owed them at $0.16 per share.  All of the noteholders elected to convert, and as a result, we issued them a total of 2,729,157 shares of our common stock during the first quarter of 2010.  In connection with the conversion, the Company recorded a loss on extinguishment of debt of $3,691.

11.	Agreements

Agreement with E 2 Investments, LLC
On January 24, 2011, the Company entered into a Consulting Agreement with E 2 Investments, LLC (the “E 2 Agreement”), a company with significant experience in acquisitions, joint ventures, business relations and public company relations.  The E 2 Agreement calls for E 2 Investments to provide advice on financing, acquisitions, joint ventures, public company relations and to introduce the Company to potential investors.  In connection with the E 2 Agreement, the Company agreed to issue to E 2 Investments 700,000 shares of its common stock, 300,000 of which would come directly from the Company and carry a Rule 144 restriction and 400,000 of which would be free-trading and transferred to E 2 Investments on behalf of the Company by a shareholder and employee of the Company.  The shares issued were fully vested as of the dates of issuance and transfer, and the Company has recorded a general and administrative expense of $31,500 in the six months ended June 30, 2011, which equates to the aggregate value of all shares issued to E 2 Investments based on the market value on the date of the E 2 Agreement.  On January 31, 2011, the Company issued 400,000 shares to the shareholder and employee to replace the shares he transferred to E 2 Investments.

Agreement with Gene Stohler
On February 23, 2011, the Company entered into a Consulting Agreement with Gene Stohler (the “Stohler Agreement”), an individual with significant experience in strategic alliances and marketing.  The Stohler Agreement calls for Mr. Stohler to provide services in the areas of product development and endorsement, strategic marketing, product support and introductions to potential strategic partners for the Company.  Under the Stohler Agreement, which has a term of 12 months, Mr. Stohler received 100,000 shares of our common stock.  The shares were fully vested on February 23, 2011, the date of issuance, and the Company has recorded a stock-based marketing expense of $7,000 during the six months ended June 30, 2011 based on the market price of the shares on the date of issuance.

Agreement with The Street Awareness
On March 22, 2011, we entered into an agreement with The Street Awareness (“Street Awareness”).  Under the agreement, Street Awareness agreed to conduct a comprehensive investor relations campaign of approximately 75 days to improve market awareness of the Company and our business prospects.  As consideration for the services to be performed by Street Awareness, we agreed to pay a fee of $250,000, payable $50,000 per week for five weeks beginning in April 2011.  The Company’s first payment of $50,000 was made in April 2011 with funds received in borrowings from two private investors.  See Note 6.

On June 22, 2011, as discussed elsewhere in this Note, the Company entered into an investor relations agreement with Del Mar Corporate Consulting, LLC.  As a result, the Company and Street Awareness agreed to terminate their March 22, 2011 agreement.  Prior to the termination, the Company had made payments totaling $99,000 to Street Awareness for services performed and no additional amounts are owed.

Agreement with S.A Frederick & Co., LLC
On March 23, 2011, the Company entered into a Consulting Agreement with S.A. Frederick & Co., LLC (“Frederick”) (the “Frederick Agreement”), an entity with significant experience in marketing and strategic alliances.  The Frederick Agreement calls for Frederick to provide services in the areas of product development and endorsement, strategic marketing, product support and introductions to potential strategic partners for the Company.  During the four (4) month term of the Frederick Agreement, the Company agreed to make cash payments of no more than $30,000 and to issue Frederick 600,000 shares of our common stock to be released to Frederick on an agreed upon schedule.  The shares were fully vested on March 23, 2011, the date of issuance, and the Company recorded a marketing expense of $50,000 during the first quarter of this year, representing the value of the shares on the date of issuance of $48,000 plus the amount of cash paid for services rendered through the end of the period of $2,000.

In May 2011, the Company paid Frederick an additional $3,000 in cash and released to Frederick 55,000 shares of common stock.  Also in May 2011, the Company and Frederick agreed to cancel the Frederick Agreement.  In connection with the cancellation, it was agreed that the Company’s obligations under the agreement had been fully satisfied with cash payments of $5,000 and the release of 55,000 common shares previously made, and the Company cancelled the remaining 545,000 shares which had not been released.

Agreement with Rand Scott, M.D.
On May 5, 2011, the Company entered into a Consulting Agreement with Rand Scott, M.D. (the “Scott Agreement”) who is a shareholder and the individual who collaborated with the Company in the development of the FITT Energy Shot.  Under the Scott Agreement, Dr. Scott agreed to create a double blind testing program for the FITT Energy Shot, the results of which will be used to assist with the marketing of the product by FITT.  The testing program will cover changes in blood pressure and other relevant factors to be determined by Dr. Scott and will compare results from ingestion of the FITT Energy Shot and two other two-ounce energy shots currently being sold in the marketplace.  In addition, Dr. Scott will identify and retain a reputable testing facility to perform the testing program, work with the testing facility to construct proper testing protocols for the testing program, supervise the testing, and review and approve the final testing report.

In connection with the Scott Agreement, the Company agreed to pay Dr. Scott the amount of $25,000.  The Company and Dr. Scott have further agreed that the Company’s payment will be made with shares of the our common stock, which will be registered by the Company on a Form S-8, and the number of which will be determined based on the per share price of the common stock on the date of the S-8 filing.  On May 18, 2011, we filed a registration statement on Form S-8 under which 250,000 common shares were registered and issued to Dr. Scott, at a value of $0.10 per share, in fulfillment of our payment obligation under the Scott Agreement.  Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, the Company recorded this transaction during the second quarter of 2011 as a reduction of its indebtedness to FITT.

Agreement with Euro RSCG
On May 11, 2011, the Company entered into a Consulting Agreement with Euro RSCG Direct Response, LLC (“Euro”) (the “Euro Agreement”), a company that is currently performing a wide array of marketing services related to the FITT Energy Shot for FITT.   Under the Euro Agreement, Euro agreed to provide a number of services including developing an updated business strategy and creative assets, using information derived from the double blind testing program described above, to re-launch our marketing program for the FITT Energy Shot in both the DRTV and retail market spaces.  Euro will also be testing for effectiveness with media buying, and assisting with identifying and retaining a vendor to distribute nationally to the retail market space.

In connection with the Euro Agreement, the Company agreed to pay Euro the amount of $100,000.  The Company and Euro have further agreed that the Company’s payment to Euro will be made with shares of the Company’s common stock, which will be registered by the Company on a Form S-8, and the number of which will be determined based on the per share price of the common stock on the date of the S-8 filing.  On May 18, 2011, we filed a registration statement on Form S-8 under which 1,000,000 common shares were registered and issued to Euro, at a value of $0.10 per share, in fulfillment of our payment obligation under the Euro Agreement.  Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, the Company recorded this transaction during the second quarter of 2011 as a reduction of its indebtedness to FITT.

Agreement with Del Mar Corporate Consulting
On June 22, 2011, the Company entered into an investor relations agreement with Del Mar Corporate Consulting, LLC (“Del Mar”).  Under the agreement, which was to expire October 31, 2011, Del Mar agreed to provide a variety of investor relations services intended to provide market awareness for the Company and to help enhance and elevate the Company’s presence within the investor community.  As consideration for the services to be performed by Del Mar, we agreed to make a down payment of $10,000 and make additional scheduled payments totaling $22,500 in cash and 600,000 shares of common stock.  The Company was able to terminate the agreement on five (5) days notice.

On July 7, 2011, the Company terminated the agreement.  No additional cash was paid and no shares were issued and no additional amounts were owed after the payment of $10,000.  During the second quarter ended June 30, 2011, we recorded the $10,000 payment as a general and administrative expense.

12.	Subsequent Events

Agreement with Equititrend Advisors
On July 8, 2011, the Company entered into a Consulting Agreement with Equititrend Advisors, LLC (the “Equititrend Agreement”).  Under the agreement, which has a term of six (6) months, Equititrend will provide public relations, communications, advisory and consulting services which revolve around a program to increase the investment community’s awareness of the Company’s activities.  As consideration for the services to be performed, we agreed to issue Equititrend 1,500,000 shares of common stock on scheduled dates, 750,000 of which would be restricted and 750,000 of which are to be unrestricted and free-trading.  The shares will be vested and valued on the dates of issuance.  The Company is able to terminate the agreement on 15 days notice.

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

Description of Business
Our Company’s business is the manufacture (on an outsource basis), distribution and sale of energy drinks.  These functions, as noted below, are currently being performed by our operating partner F.I.T.T. Energy Products, Inc. (“FITT”), with which we entered into an Operating Agreement effective August 12, 2010.  FITT is a separate entity controlled by certain of the Company’s investors and management.  The primary outlet for our product is expected to be the retail market, with additional sales coming from our website and Direct Response Television (“DRTV”) presence.  Marketing support and brand recognition will be primarily done through television.  Our revenues and cash flow are presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the current product, “F.I.T.T. Energy With Resveratrol” (the “FITT Energy Shot”).  As such, we are now dependent upon the success of FITT’s operating capabilities.  The Company has significant debt and, until that debt can be mitigated, we will be unable to operate in the normal course of business.  In addition, our ability to attract capital will be greatly impaired.

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

FITT Energy Shot
The FITT Energy Shot, which is a modification of our Sports Energy Shot, contains some of the most exciting supplements of this generation.  The ingredients have been selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health.  The FITT Energy Shot features Resveratrol.  A substance found naturally in grapes, Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to affect age related decline.  Our FITT Energy Shot also contains L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine. Additionally, the drink features L-Arginine alphaketoglutarate (AKG).  Arginine AKG has been shown in a University study to help build additional strength when used during training.  Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium.  These ingredients have good safety profiles and have support as weight-loss aides.  More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain.  All this is built on a base of healthy pomegranate and orange.

In June 2011, the Company’s operating partner, FITT, completed a randomized, single center, double-blind, crossover trial which evaluated the impact on resting blood pressure of the ingestion of the FITT Energy Shot and two leading competitors’ products.  In a July 11, 2011 press release, we announced that “preliminary results showed that the competitors’ energy shots caused average increases in patients’ systolic blood pressure in amounts 240% to 280% greater than when taking F.I.T.T. Energy”.  FITT is currently awaiting the final report on this blood pressure study.

Sports Energy Shot
The Sports Energy Shot, a concentrated two-ounce energy drink, was designed to provide a zero calorie, sugar free, rapid and lasting energy boost, enhancing muscle strength and endurance. The Sports Energy Shot contains many of the same ingredients as the FITT Energy Shot including L-Arginine and the formulation used in the Sports Energy Shot was the basis for the FITT Energy Shot’s formulation.

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

Operations
Since the Company completed its merger with Snocone Systems, Inc. in 2005, we have been unable to generate income and have become burdened with substantial debt.  As of June 30, 2011, we have less than $50,000 in assets (zero in cash) and in excess of $4.4 million in debt, which includes approximately $1.8 million for an accrued arbitration award for a lawsuit against the Company.  As a result, we have been unable to attract necessary investment dollars to our Company to produce and market our product.  In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  These factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can substantially mitigate its debt and raise capital.

In order to conduct operations, we were forced to pursue a partner to produce and market the FITT Energy Shot.  Under the terms of the August 12, 2010 Operating Agreement with FITT, they will perform the majority of the operating functions for the Company, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay the Company a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  FITT will process and record in its books all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses as well as raising capital.  As stated in our July 19, 2011 press release, given the positive results of the blood pressure study discussed above in Products – FITT Energy Shot, FITT has decided to actively seek joint venture partners that can help reduce the time to market for the FITT Energy Shot.

If the Company is successful with plans to mitigate our debt, we expect we will be able to attract investment, enter into agreements with service providers, develop new products, and manage our operating functions.  Management cannot be certain that royalty funds received from FITT, after the payment of amounts owed to FITT and the IRS resulting from a tax levy, will be sufficient to pay our basic operating expenses, let alone mitigate debt in any substantial way.

Management continues to actively seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident we can attract any capital without first significantly compromising our debt.  If we cannot obtain additional financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

Marketing
In July 2010, FITT entered into an agreement with Euro RSCG Edge (“Euro”) whereby Euro would perform a variety of marketing services for FITT including creating a 60 second television commercial (the “FITT Commercial”) about the FITT Energy Shot.  By changing the tag line at the end of the FITT Commercial, it can be easily customized for use in specific markets for specific offers.

Euro is a member of Euro RSCG Worldwide, which according to 2009 Advertising Age Global Marketers Report, is the largest global agency as measured by total number of global accounts.  For more information on Euro, please visit their website at www.eurorscgedge.com.  Euro agreed to market the FITT Energy Shot because they believe the product can be a big hit since it is significantly different than any other product in the rapidly growing energy shot category and is a healthy alternative.  They are also impressed by the team of doctors, athletes, product producers, and call and fulfillment centers supporting the product.  FITT intends to use the FITT Commercial to support multiple marketing activities including retail, DRTV and online programs.

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

After evaluating our test marketing, the Company entered into a new consulting agreement with Euro in May 2011 for additional services related to the FITT Energy Shot.  Under the new agreement, Euro will develop an updated business strategy and creative assets, using information derived from the blood pressure study described above under “Products – FITT Energy Shot”, to re-launch our marketing program for the FITT Energy Shot in both the DRTV and retail market spaces.  Euro will also be testing for effectiveness with media buying, and assisting with identifying and retaining a vendor to distribute nationally to the retail market space.

Cash required to implement the marketing plan is significant.  Investors are requiring that investment dollars be used within FITT for FITT Energy Shot operations in order to protect their investments from prior creditor claims of the Company.  Since investors have typically been offered shares of our common stock as an additional incentive to invest, they also asked that we pursue additional funding to be used to mitigate existing debt of the Company at a maximum of 10 to 15 cents per dollar of debt.

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

While our association with Warren Moon and his connections with high-profile athletes gives us reason to believe we can attract nationally recognizable sport figures to assist with the implementation of this aspect of the marketing plan, we have decided to de-emphasize this aspect until such time as we achieve a much greater brand recognition.  At that time we will re-evaluate the potential effectiveness of this aspect of the marketing plan and make any changes we deem appropriate.

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010

As discussed in this report, since August 12, 2010, FITT has been responsible for performing the majority of the operating functions for the Company.  Accordingly, since that date, FITT has processed and recorded in its books all sales, costs and operating expenses connected with its performance of those services and the Company has earned a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  To date, royalty earnings have been insignificant.

Sales and Gross Profit
During the second quarter of 2011, royalties earned from FITT were insignificant, and we recorded no sales or gross profit.  During the second quarter of 2010, we had no sales or gross profit as we had temporarily suspended sales activity to concentrate on developing the FITT Energy Shot and a new marketing program for the product.  FITT anticipates it will commence sales of the FITT Energy Shot once the results of the clinical study are completed, the creative assets are updated and a retail partner is retained.

Selling and Marketing Expenses
Selling and marketing expenses include costs for sales and marketing functions, strategic alliance coordination, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the second quarter of 2011 were $5,067, compared to $228,362 for the comparable period in 2010.  The 2010 period included $170,000 in stock-based marketing expense resulting from common shares issued to a shareholder for his assistance establishing credit for a merchant account and for marketing assistance with Health and Fitness Centers, while the 2011 period included no such costs.  In addition, expenses in 2011 were lower than 2010 for ads and promotions ($21,000) and design consulting ($23,000).

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, insurance and non-cash, stock-based compensation.

General and administrative expenses for the second quarter of 2011 were $305,105, compared to $224,452 for the comparable period in 2010. The 2011 period included cash expense of $109,000 related to investor and public relations services while the 2010 period included stock-based expense of $57,000 for similar services.  In addition, legal costs in the 2011 period were $43,000 higher than in 2010.

Interest Expense
Interest expense during the second quarter of 2011 was $25,324, compared to $34,127 for the 2010 second quarter.  The 2011 amount included cash-based interest on our various debt instruments of $7,375 and non-cash based interest of $17,949.  In the 2010 second quarter, cash-based interest and non-cash based interest was $15,230 and $18,897, respectively.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Sales and Gross Profit
During the first six months of 2011, royalties earned from FITT were insignificant, and we recorded no sales or gross profit.  During the first six months of 2010, we had no sales or gross profit as we had temporarily suspended sales activity to concentrate on developing the FITT Energy Shot and a new marketing program for the product.  FITT anticipates it will commence sales of the FITT Energy Shot once the results of the clinical study are completed, the creative assets are updated and a retail partner is retained.

Selling and Marketing Expenses
Selling and marketing expenses include costs for sales and marketing functions, strategic alliance coordination, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the first half of 2011 were $63,138, compared to $370,047 for the comparable period in 2010.  The 2011 period included $55,000 in stock-based marketing expense resulting from common shares issued to parties for assistance in developing strategic alliances, while the 2010 period included $304,175 in stock-based marketing expense resulting from common shares issued to two shareholders for marketing assistance.  In addition, expenses in 2011 were lower than 2010 for ads and promotions ($23,000) and design consulting ($19,000).

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the first half of 2011 were $504,674, compared to $442,454 for the comparable period in 2010.  The 2011 period included expenses related to investor and public relations in the amount of $140,500 (of which $31,500 was stock-based expense).  The comparable period in 2010 included investor and public relations expenses of $117,000 (all of which was stock-based expense).  In addition, expenses in 2011 were higher than 2010 in the following categories: insurance ($15,400), legal and accounting ($30,000), and salaries ($6,800).

Interest Expense
Interest expense during the first half of 2011 was $32,189, compared to $86,738 for the 2010 first half.  The 2011 amount included cash-based interest on our various debt instruments of $14,240 and non-cash based interest of $17,949.  In the first six months of 2010, cash-based interest and non-cash based interest was $48,388 and $38,400, respectively.  The 2010 period included cash-based and non-cash based interest expense related to convertible promissory notes that have since been converted to equity or transferred to FITT.

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

At June 30, 2011, our principal sources of liquidity result from advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and expenditures for general corporate purposes.

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

The Company currently has no cash and management cannot be certain that future royalties that FITT is obligated to pay the Company under the provisions of the Operating Agreement will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  Management continues to actively seek capital through various sources but, given the present economic environment and the Company’s current financial condition, management is not confident we can attract any capital without first significantly compromising our debt.  If we cannot obtain additional financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

At June 30, 2011, our cash and cash equivalents were $0, and we had negative working capital in excess of $4.4 million.  During the first half of 2011, because of a lack of capital, we issued 2,150,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and professional fees.  The value of the services and shares issued was $196,500, with amounts being charged either to expense or prepaid expenses.

Due to our lack of capital, we are in default of certain note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain under the FITT Highway Products corporate name.  At June 30, 2011, we had $502,000 in notes payable obligations, all of which are in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30:

	2011	2010	Change
Operating activities	$(50,000)	$(160,000)	$110,000
Investing activities	—	—	—
Financing activities	50,000	160,000	(110,000)
Total	$—	$—	$—

Operating Activities
Operating cash flows for the six months ended June 30, 2011 reflect our net loss of $600,801, offset by a change in working capital of $445,864 and other non-cash items (depreciation, amortization of debt discount and stock-based expense) of $104,937. The change in working capital is primarily related to increases in accounts payable, accrued expenses / compensation and advances from related parties.  The increases in accounts payable, accrued expenses / compensation and advances from related parties are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities
There was no cash used in investing activities for the six-month periods ended June 30, 2011 or 2010.

Financing Activities
During the first half of 2011, we received proceeds for the issuance of notes payable totaling $50,000.  In the comparable period of 2010, we received proceeds from the sale of common stock and the issuance of convertible notes totaling $160,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

While the Company issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the $100,000 payment due April 15, 2010, and therefore were could not perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the accompanying Balance Sheets.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, the Company will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

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
Dated: August 11, 2011
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)