Form 10-Q
period 2011-09-30
FITT HIGHWAY PRODUCTS, INC.
filed 2011-11-18
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 18, 2011, there were 89,054,938 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.
FORM 10-Q
SEPTEMBER 30, 2011

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaids and other	33,000	1,000
Total current assets	33,000	1,000
Property and equipment, net	995	1,728
Total assets	$33,995	$2,728

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$822,690	$793,263
Accrued expenses	220,643	229,211
Accrued compensation	977,668	1,115,837
Accrued litigation	1,790,000	1,790,000
Notes payable	502,000	452,000
Advances from related parties	375,476	472,645
Total current liabilities	4,688,477	4,852,956
Total liabilities	4,688,477	4,852,956

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized, 88,534,938 and 77,194,938 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	88,535	77,195
Additional paid-in capital	29,283,220	28,263,612
Accumulated deficit	(34,026,237)	(33,191,035)
Total shareholders’ deficit	(4,654,482)	(4,850,228)
Total liabilities and shareholders’ deficit	$33,995	$2,728

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit (loss)	—	—	—	—

Operating expenses:
Selling and marketing	1,756	509,401	64,894	879,448
General and administrative	213,386	141,781	718,058	584,235
Loss on relocation of office	—	93,506	—	93,506
Total operating expenses	215,142	744,688	782,952	1,557,189
Operating loss	(215,142)	(744,688)	(782,952)	(1,557,189)

Interest expense	18,862	33,924	51,051	120,662
Gain on extinguishment of debt and creditor obligations	—	—	—	(263,970)
Other expense, net	400	400	1,200	2,800
Loss before income taxes	(234,404)	(779,012)	(835,203)	(1,416,681)
Income taxes	—	—	—	—
Net loss	$(234,404)	$(779,012)	$(835,203)	$(1,416,681)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares used in basic and diluted per share calculations	88,513,199	73,411,242	84,354,059	65,506,787

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(835,203)	$(1,416,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment – creditor settlements	—	(263,970)
Common stock issued for services rendered	228,000	921,175
Common stock issued for interest	9,000	—
Loss on relocation of office	—	93,506
Depreciation	733	1,579
Amortization of debt discount and non-cash interest	17,949	58,130
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(32,000)	2,407
Accounts payable	29,427	(34,897)
Accrued expenses	11,432	59,400
Accrued compensation	276,831	293,721
Advances from related parties	243,831	125,630
Net cash used in operating activities	(50,000)	(160,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of fees	50,000	100,000
Proceeds from the sale of common stock	—	60,000
Net cash provided by financing activities	50,000	160,000

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,777	$9,645
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for accrued compensation	$415,000	$—
Issuance of common stock for prepaid expenses	$110,000	$—
Issuance of common stock in connection with litigation settlement	$20,000	$—
Issuance of common stock to reduce advances to related parties	$341,000	$—
Issuance of common stock held by third party for interest on notes payable	$9,000	$—
Forgiveness of former officer obligations	$—	$848,795
Issuance of common stock for conversion of notes payable and interest	$—	$436,664
Settlement of note payable and interest for zero value assets	$—	$267,661

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

1.	Business

Business
FITT Highway Products, Inc. is in the business of the manufacture (on an outsource basis), distribution and sale of energy drinks.  Our current active product is “F.I.T.T. Energy With Resveratrol (the “FITT Energy Shot”).  The majority of our operating functions, as noted below, are being performed by F.I.T.T. Energy Products, Inc. (“FITT”), with which we entered into an Operating Agreement effective August 12, 2010.  FITT is a separate entity controlled by certain of our investors and management.

FITT will market the FITT Energy Shot primarily to the retail market.  In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”).  GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has significant relationships with some of the largest distributors that service those outlets.  The grass-roots marketing program for sales into this market, which will be managed by GRIPS, will include in-store signage, display racks, and in-store tastings and will also be supported by various forms of media to drive the consumer to purchase the product at the retail outlets.  Additional sales are expected to come from FITT’s website.

Our revenues and cash flow are presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the FITT Energy Shot only and FITT will not be obligated to pay us royalties for any additional products it develops and funds.  As such, we are currently dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot.

Management’s Plan of Operations
For the year ended December 31, 2010 and the nine months ended September 30, 2011, we had no significant revenues.  This was primarily due to a lack of operating capital, our decision to temporarily suspend our sales activity to focus on a new marketing strategy and product development, and our Operating Agreement with FITT.  For the nine months ended September 30, 2011, we experienced a net loss of $835,203.  As of September 30, 2011, we had negative working capital in excess of $4.6 million, which includes $1.8 million for an accrued arbitration award in favor of Sacks Motor Sports Inc. (“Sacks”) in connection with a lawsuit against us.  On November 16, 2011, we filed a lawsuit against Sacks in the United States District Court for the Southern District of California to mitigate damages under the award.  The lawsuit asserts, among other things, that Sacks perpetrated fraud by not having the authority to enter into the original contract which wrongfully created the award.  See Note 8 for additional information.

As a result of our substantial debt burden, we have been unable to attract necessary investment dollars to negotiate settlements of our indebtedness or to conduct operations.  Third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  Until our debt can be mitigated, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired.  These factors raise substantial doubt about our ability to continue as a going concern.

In order to conduct operations, we were forced to pursue a partner to produce and market the FITT Energy Shot.   Under the terms of the Operating Agreement with FITT, they perform the majority of the operating functions for us, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay us a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  In connection with the Operating Agreement, we issued to FITT 5,000,000 of our common shares effective August 12, 2010, and those shares were fully vested as of the date of issuance.  While FITT indicated it would use the shares as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will process and record in its books all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either invested dollars or from FITT’s operations will be the property of FITT.  In addition, FITT will own the rights to any new products it develops and they will have no obligation to pay us royalties on any new products.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses as well as raising capital.

We cannot be certain that royalty funds to be received from FITT, after the payment of amounts owed to FITT and to the IRS as a result of a tax levy, will be sufficient to pay our basic operating expenses, let alone mitigate debt in any substantial way.  If we are able to mitigate our debt in a substantial way, we expect we will be able to attract investment, enter into agreements with service providers, and manage our own operating functions.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 as reported in our Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows.  The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2010.

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are anti-dilutive in the loss periods.  At September 30, 2011 and 2010, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the three and nine month periods then ended.  At September 30, 2011 and 2010, we had 361,834 and 418,248 warrants outstanding, respectively, for which all of the exercise prices were in excess of the average closing price of our common stock during the three and nine months ended September 30, 2011 and 2010, respectively.

We are not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on our financial position or results of operations.

3.	Prepaid Expenses

As previously discussed in this report, we have been unable to raise capital and have been unable to pay many of our vendors.  On March 28, 2011, we filed a registration statement on Form S-8 under which 750,000 common shares were registered and issued to a provider of legal services, at a value of $0.08 per share, or $60,000.  On May 18, 2011, we filed another registration statement on Form S-8 under which 500,000 common shares were registered and issued to the same provider of legal services at a value of $0.10 per share, or $50,000.  During the nine months ended September 30, 2011, we recorded prepaid expenses totaling $110,000 in connection with the issuances of these 1,250,000 shares for services to be performed by the provider of legal services.  As of September 30, 2011, the provider of legal services had performed services at a value in excess of the common shares issued to them, the amount of which is included in accounts payable at September 30, 2011.

4.	Accrued Expenses

Accrued expenses consisted of the following at:

	September 30, 2011	December 31, 2010
Estimated future cost of office lease abandoned	$—	$30,000
Interest	113,496	92,171
Other	107,147	107,040
	$220,643	$229,211

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
5.	Accrued Compensation
Accrued compensation consists of the following at:

	September 30, 2011	December 31, 2010
Accrued officers (and former officers) compensation	$500,284	$613,510
Other accrued compensation	107,778	158,742
Accrued payroll taxes	365,220	339,199
Other	4,386	4,386
	$977,668	$1,115,837

Due to our lack of capital, we have been unable to pay the majority of the compensation owed to certain of our employees and also have unpaid payroll taxes.  The accrued payroll taxes category includes amounts recorded for delinquent payments, inclusive of penalty and interest, of $269,663 and $267,489 at September 30, 2011 and December 31, 2010, respectively.  In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes.  Also in October 2010, the IRS served FITT with a Notice of Levy in the amount of $152,974 attaching all royalty payments payable to us by FITT over and above $83,166, which is the amount owed by us to FITT as of October 15, 2010.  The amount of the levy represents the amount of the IRS tax lien noted above plus statutory additions.

During the nine months ended September 30, 2011, our two existing employees elected to accept common shares in lieu of a portion of their accrued compensation.  In connection with their agreement, the two employees agreed not to sell any shares issued them for a one-year period.  On March 28, 2011, we filed a registration statement on Form S-8 under which 1,750,000 common shares were registered and issued to the two employees at a value of $0.08 per share, or $140,000.  On May 18, 2011, we filed another registration statement on Form S-8 under which 2,750,000 common shares were registered and issued to the two employees at a value of $0.10 per share, or $275,000.  During the nine months ended September 30, 2011, Accrued Officers Compensation and Other Accrued Compensation were reduced by $280,000 and $135,000, respectively, in connection with the issuance of these 4,500,000 shares.

In January 2010, we entered into settlement agreements with three former officers under which these former officers agreed to forgo the repayment of accrued compensation and loans and advances owed to them.  As part of the settlement agreements, two of the three former officers also agreed to use their best efforts to liquidate a total of 2,044,428 shares of our common stock held in their name, and use the proceeds to repay certain debt including legal fees and delinquent payroll taxes.  In July 2011, the two former officers used 500,000 of their common shares to reimburse us for certain legal fees by transferring 500,000 of their shares to Equititrend Advisors, LLC, a company with which we entered into a consulting agreement effective July 8, 2011.  The transfer of the shares, which were valued at $21,000 based on the closing price of the stock on July 8, 2011, was accounted for as a capital contribution by the two former officers, and we recorded a general and administrative expense during the three months ended September 30, 2011 in connection with this transaction.  The two former officers are currently in the process of liquidating the remainder of the shares.
6.	Notes Payable

Notes payable consists of the following at:

	September 30, 2011	December 31, 2010
Note payable – distributor settlement	$202,000	$202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – bridge loans	50,000	—
Notes payable – other	150,000	150,000
Subtotal	502,000	452,000
Less current portion	(502,000)	(452,000)
Long-term portion	$—	$—

Note Payable – Distributor Settlement
This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which we agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010.  Interest was to accrue at 5% per annum beginning in August 2008.  We have made payments totaling $50,000 and is currently in default for non-payment.  As of September 30, 2011 and December 31, 2010, the outstanding balance was classified as a current liability in the accompanying balance sheets.

Note Payable – Trademark Settlement
This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy.   The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid.  The payment of $25,000 was paid through an advance by a former officer.  The note payable contains no provision for interest.  As of September 30, 2011 and December 31, 2010, the outstanding balance was classified as a current liability in the accompanying balance sheets.

Notes Payable – Bridge Loans
On April 18, 2011, we issued two notes with face value totaling $50,000 together with 500,000 shares of common stock with a market value of $0.06 per share on the date of issuance.  We calculated the relative fair market value to the debt and equity components and recorded discount on the notes of $17,949.  The notes, which are secured by all of our assets, had a maturity date of 60 days, and as a result, the discount on the notes was fully amortized to interest expense as of September 30, 2011.  The notes bear no interest, but in the event all amounts due on maturity are not paid, a late fee in the amount of 2% per month, or portion of a month, on the unpaid principal is also payable until all amounts due under the notes are paid in full.  On August 30, 2011, one of our shareholders transferred 200,000 free-trading shares of our common stock to the holders of these notes as additional interest.  The transfer of the shares, which were valued at $9,000 based on the closing price of the stock on August 30, 2011, was accounted for as a capital contribution by the shareholder, and we recorded an interest expense during the three months ended September 30, 2011 in connection with this transaction.  As of September 30, 2011, no principal payments have been made on the notes and they remain outstanding and in default.

Notes Payable – Other
This category represents notes payable to two individuals that carry interest rates ranging from 6-10%.  As of September 30, 2011 and December 31, 2010, we were in default for non-payment and the outstanding balance was classified as a current liability in the accompanying balance sheets.

7.	Related Parties

As previously discussed, we have limited capital resources and liquidity.  As a result, during the periods covered by this report, our CEO advanced funds to us in order for us to pay certain obligations.  Advances from our CEO consist of monies advanced personally by him or through a company he owns.  In addition, during the periods covered by this report, we received advances from FITT, an entity controlled by certain of our investors and management and whose largest shareholder is our CEO.  Advances from related parties consist of the following at:

	September 30, 2011	December 31, 2010
Advances from CEO and former officer	$93,231	$66,297
Advances from FITT	282,245	406,348
	$375,476	$472,645

The advances from related parties are due on demand, are expected to be settled within one year, and therefore do not incur interest.

In March 2011, FITT informed us it would like the amount we owed them to be significantly reduced.  While the Operating Agreement with FITT requires that FITT make royalty payments us based on sales, it does not appear that such payments will be large enough in the near future to reduce the amount owed to FITT in any significant way.  On April 1, 2011, we agreed to issue FITT 3,000,000 shares of our common stock, valued at $216,000 based on the closing price of the stock on March 31, 2011, as a partial reduction of amounts we owed them.  Additionally, in May 2011, we entered into agreements with Dr. Rand Scott and Euro RSCG Direct Response, LLC (see Note 11) under which we agreed to issue a total of 1,250,000 shares of our common stock for services Dr. Scott and Euro would perform for FITT.  These shares were valued at a total of $125,000 based on the closing price of the stock on the dates of the agreements.  During the nine months ended September 30, 2011, we recorded the issuance of these 4,250,000 shares, with a total value of $341,000, as reductions in the debt we owed to FITT.

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

Effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks and with Greg Sacks (“Greg”).  Under the Sacks Settlement, we agreed to pay Sacks $100,000 on or before April 15, 2010 and to issue Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement called for the Sacks Shares to be delivered to a law firm we retained, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for 10 consecutive months commencing July 15, 2010. The Sacks Shares will become free-trading upon receipt of a legal opinion from our counsel.  Sacks agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

The Sacks Settlement provided that, once we made the $100,000 payment and delivered the Sacks Shares to SWSS, Sacks would irrevocably waive, release and surrender all rights relating to or arising from its May 28, 2008 judgment against us and would take all actions reasonably requested by us to cause the judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.  While we issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the entire $100,000 payment due April 15, 2010, and therefore could not fully perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.

We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the accompanying Balance Sheets.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, we will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

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

On November 16, 2011, we filed a Complaint in the United States District Court for the Southern District of California against Sacks to seek damages for the claims acquired under the Assignment Agreement.  We are prosecuting the lawsuit to establish the claims acquired from Anga M’Hak under the Assignment Agreement discussed above.  If we are successful in establishing the claims acquired under the Assignment Agreement we anticipate obtaining a judgment against Sacks that will substantially off-set any monies owed to Sacks under the Sacks Judgment and/or Sacks Settlement.  The action was only recently filed and Sacks has not filed a response to the complaint as of the date of this report.

H.G. Fenton
On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against us in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.)  The complaint claims damages in the amount of $420,000.  In our answer to the complaint, we contends that Fenton has failed to mitigate damages, Fenton’s damages are speculative, and Fenton made certain representations concerning a lease restructure that we relied on to its detriment.  On March 26, 2010, we attended a Case Management Conference during which a tentative trial date was set for January 14, 2011.

Effective December 17, 2010, along with Fenton, we executed a Stipulation for Entry of Judgment and Conditional Dismissal.  Under the Stipulation, the parties agreed to accept a judgment against us in the amount of $294,590.  The parties also agreed that we would pay Fenton a Settlement Payment of $20,000 and 200,000 shares of our common stock, which shares would be free-trading and unrestricted, and Fenton agreed to accept the Settlement Payment in full satisfaction of the judgment amount.  We paid $10,000 of the Settlement Payment in December 2010 with funds advanced from FITT.  In January 2011, one of our shareholders and former officers transferred 200,000 of his free-trading shares to Fenton on our behalf.  In March 2011, we made the final payment of $10,000 with funds advanced from FITT in full satisfaction of our obligations under the Stipulation.  The payments and share issuance were in accordance with the requirements set forth in the settlement.  In January 2011, we issued 200,000 shares to the shareholder and former officer to replace the shares he had transferred to Fenton.

9.	Common Stock

Following is the activity for our shares of common stock during the nine months ended September 30, 2011:

	Shares
Shares outstanding December 31, 2010	77,194,938
Issuances for services and operating expenses	1,650,000
Issuance in connection with litigation settlement	200,000	See Note 8
Issuances for accrued compensation	4,500,000	See Note 5
Issuances for prepaid expenses	1,250,000	See Note 3
Issuances to reduce debt to FITT	4,250,000	See Note 7
Issuances in connection with Notes Payable	500,000	See Note 6
Cancelled shares	(1,010,000)
Shares outstanding September 30, 2011	88,534,938

Services and Operating Expenses
During the nine months ended September 30, 2011, we issued common shares in exchange for services and operating expenses to E 2 Investments (700,000 shares), Gene Stohler (100,000 shares), S.A. Frederick & Co., LLC (600,000 shares) and Equititrend Advisors, LLC (250,000 shares).  See Note 11 for further information.

We have recorded expenses for the issuance of shares for services and operational expenses in the accompanying Statements of Operations for the three and nine months ended September 30, 2011 and 2010 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Selling and marketing	$—	$500,000	$55,000	$804,175
General and administrative	31,500	—	63,000	117,000
Total	$31,500	$500,000	$118,000	$921,175

The above amounts do not include the shares issued to a provider of legal services during the nine months ended September 30, 2011 for $110,000, that were accounted for as prepaid expenses (see Note 3).  During the three and nine months ended September 30, 2011, the legal service provider performed services in the amount of $34,781 and $114,891 which were included as general and administrative expense in the accompanying Statements of Operations.

Cancelled Shares
During the nine months ended September 30, 2011, we cancelled 1,010,000 shares previously issued to the following service providers.

Pentony Enterprises LLC (“Pentony”) – on November 17, 2010, we entered into an agreement with Pentony under which Pentony agreed to provide investor relations services.   In connection with the agreement, we issued 275,000 shares of our common stock to Pentony.  Pentony subsequently determined they were unable to perform the required services and returned the shares to us for cancellation.  The shares were cancelled May 27, 2011.

Issuers Capital Advisors, LLC (“ICA”) – on April 9, 2010, we entered into a Consulting Agreement with ICA under which ICA agreed to provide a variety of public relations services.  In connection with the agreement, we issued 570,000 shares of our common stock to ICA.  On June 6, 2011, we determined that ICA had not fully performed the services it had agreed to and we instructed our Transfer Agent to cancel 190,000 shares previously issued to ICA.

S.A. Frederick & Co., LLC (“Frederick”) – see Note 11 for a description of the agreement with Frederick and the cancellation of 545,000 shares previously issued to them.

  10.     Gain on Extinguishment of Debt and Creditor Obligations

Following is a summary of the net gain on extinguishment of debt and creditor obligations for the nine months ended September 30, 2010.

Settlement of tradename litigation	$267,661

Conversion of 2008 Convertible Notes	(3,691)
Total net gain	$263,970

In 2009, Fish & Richardson, P.C. (“Fish”), a former provider of legal services, was granted a judgment against us for $273,835 plus interest of $74,817 through the date of the judgment relating to legal fees allegedly owed by us to Fish.  Effective January 19, 2010, we entered into a settlement agreement with Fish wherein we agreed to transfer all right, title and interest in our former tradenames to Fish and Fish agreed to acknowledge a full satisfaction of its judgment and to dismiss all litigation with prejudice.  The settlement with Fish was executed on January 21, 2010 and we recorded a gain on extinguishment of debt of $267,661.

In January 2010, we modified the conversion feature of certain convertible promissory notes issued in 2008 with a total face value of $380,000 to allow the noteholders to convert the principal and accrued interest owed them at $0.16 per share.  All of the noteholders elected to convert, and as a result, we issued them a total of 2,729,157 shares of our common stock during the first quarter of 2010.  In connection with the conversion, we recorded a loss on extinguishment of debt of $3,691.

11.	Agreements

Agreement with E 2 Investments, LLC
On January 24, 2011, we entered into a Consulting Agreement with E 2 Investments, LLC, a company with significant experience in acquisitions, joint ventures, business relations and public company relations.  The agreement, which had a term of 8 weeks, called for E 2 Investments to provide advice on financing, acquisitions, joint ventures, public company relations and to introduce us to potential investors.  In connection with agreement, we agreed to issue to E 2 Investments 700,000 shares of our common stock, 300,000 of which we issued directly and which carried a Rule 144 restriction.  The remaining 400,000 shares, which were required to be free-trading, were transferred to E 2 Investments on our behalf by one of our employees and shareholders.  The shares issued were fully vested as of the effective date of the agreement and we have recorded a stock-based general and administrative expense of $31,500 in the nine months ended September 30, 2011, which equates to the aggregate value of all shares issued to E 2 Investments based on the market value on the date of the agreement.  On January 31, 2011, we issued 400,000 shares to the employee and shareholder to replace the shares he transferred to E 2 Investments.

Agreement with Gene Stohler
On February 23, 2011, we entered into a Consulting Agreement with Gene Stohler, an individual with significant experience in strategic alliances and marketing.  The agreement calls for Mr. Stohler to provide services in the areas of product development and endorsement, strategic marketing, and product support and to introduce us to potential strategic partners.  Under the agreement, which has a term of 12 months, Mr. Stohler received 100,000 shares of our common stock.  The shares were fully vested on February 23, 2011, the date of issuance, and we have recorded a stock-based marketing expense of $7,000 during the nine months ended September 30, 2011 based on the market price of the shares on the date of issuance.

Agreement with The Street Awareness
On March 22, 2011, we entered into an agreement with The Street Awareness (“Street Awareness”).  Under the agreement, Street Awareness agreed to conduct a comprehensive investor relations campaign of approximately 75 days to improve market awareness for our company and our business prospects.  As consideration for the services to be performed by Street Awareness, we agreed to pay a fee of $250,000, payable $50,000 per week for five weeks beginning in April 2011.  Our first payment of $50,000 was made in April 2011 with funds received in borrowings from two private investors.  See Note 6.

On June 22, 2011, as discussed elsewhere in this Note, we entered into an investor relations agreement with Del Mar Corporate Consulting, LLC.  As a result, the Street Awareness agreement was terminated.  Prior to the termination, we had made payments to Street Awareness totaling $99,000, which was recorded as a general and administrative expense during the nine months ended September 30, 2011.  No additional amounts are owed.

Agreement with S.A Frederick & Co., LLC
On March 23, 2011, we entered into a Consulting Agreement with S.A. Frederick & Co., LLC (“Frederick”), an entity with significant experience in marketing and strategic alliances.  The agreement called for Frederick to provide services in the areas of product development and endorsement, strategic marketing, and product support, and to introduce us to potential strategic partners.  During the four (4) month term of the agreement, we agreed to make cash payments of no more than $30,000 and to issue Frederick 600,000 shares of our common stock to be released to Frederick on an agreed upon schedule.  The shares were fully vested on March 23, 2011, the date of issuance.

In May 2011, after making payments to Frederick totaling $5,000 in cash and releasing to Frederick 55,000 shares, the parties cancelled the agreement. In connection with the cancellation, it was agreed that our obligations under the agreement had been fully satisfied with the cash payments of $5,000 and the release of 55,000 shares, and we instructed our transfer agent to cancel the remaining 545,000 shares which had not been released.  During the nine months ended September 30, 2011, we recorded a marketing expense of $53,000, $48,000 of which for the value of the 600,000 shares originally issued based on the closing price on the date of issuance.

Agreement with Rand Scott, M.D.
On May 5, 2011, we entered into a Consulting Agreement with Rand Scott, M.D., who is a shareholder and the individual who collaborated with us in the development of the FITT Energy Shot.  Under the agreement, Dr. Scott agreed to create a double blind testing program for the FITT Energy Shot, the results of which will be used to assist with the marketing of the product by FITT.  The testing program will cover changes in blood pressure and other relevant factors to be determined by Dr. Scott and will compare results from ingestion of the FITT Energy Shot and two other two-ounce energy shots currently being sold in the marketplace.  In addition, Dr. Scott will identify and retain a reputable testing facility to perform the testing program, work with the testing facility to construct proper testing protocols for the testing program, supervise the testing, and review and approve the final testing report.

In connection with the agreement, we agreed to pay Dr. Scott the amount of $25,000.  We further agreed that our payment would be made with shares of our common stock, which would be registered by us on a Form S-8, and the number of which would be determined based on the per share price of the stock on the date of the S-8 filing.  On May 18, 2011, we filed a registration statement on Form S-8 under which 250,000 common shares were registered and issued to Dr. Scott, at a value of $0.10 per share, in fulfillment of our payment obligation under the agreement.  Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, we recorded this transaction during the nine months ended September 30, 2011 as a reduction of our indebtedness to FITT.

Agreement with Euro RSCG
On May 11, 2011, we entered into a Consulting Agreement with Euro RSCG Direct Response, LLC (“Euro”), a company that is currently performing a wide array of marketing services related to the FITT Energy Shot for FITT.   Under the agreement, Euro agreed to provide a number of services including developing an updated business strategy and creative assets, using information derived from the double blind testing program described above, to re-launch the marketing program for the FITT Energy Shot.  Euro will also be testing for effectiveness with media buying, and assisting with identifying and retaining a vendor to distribute nationally to the retail market space.

In connection with the agreement, we agreed to pay Euro the amount of $100,000.  We further agreed that our payment to Euro would be made with shares of our common stock, which would be registered by us on a Form S-8, and the number of which would be determined based on the per share price of the stock on the date of the S-8 filing.  On May 18, 2011, we filed a registration statement on Form S-8 under which 1,000,000 common shares were registered and issued to Euro, at a value of $0.10 per share, in fulfillment of our payment obligation under the agreement.  Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, we recorded this transaction during the nine months ended September 30, 2011 as a reduction of our indebtedness to FITT.

Agreement with Del Mar Corporate Consulting
On June 22, 2011, we entered into an investor relations agreement with Del Mar Corporate Consulting, LLC (“Del Mar”).  Under the agreement, which was to expire October 31, 2011, Del Mar agreed to provide a variety of investor relations services intended to provide market awareness for our company and to help enhance and elevate our presence within the investor community.  As consideration for the services, we agreed to make a down payment of $10,000 and make additional scheduled payments totaling $22,500 in cash and 600,000 shares of common stock.  We were able to terminate the agreement on five (5) days notice.

On July 7, 2011, we terminated the agreement.  No additional cash was paid, no shares were issued and no additional amounts were owed after the payment of $10,000.  During the nine months ended September 30, 2011, we recorded the $10,000 payment as a general and administrative expense.

Agreement with Equititrend Advisors
On July 8, 2011, we entered into a Consulting Agreement with Equititrend Advisors, LLC (“Equititrend”).  Under the agreement, which had a term of six (6) months, Equititrend was to provide public relations, communications, advisory and consulting services which revolve around a program to increase the investment community’s awareness of our company’s activities.  As consideration for the services to be performed, we agreed to issue Equititrend 1,500,000 shares of common stock on scheduled dates, 750,000 of which would be restricted and 750,000 of which are to be unrestricted and free-trading.  As required by the agreement, on its effective date, we issued Equititrend 250,000 shares of our common stock which carried a Rule 144 restriction.  The agreement also required the issuance to Equititrend of 500,000 free-trading shares on the agreement’s effective date.  The free-trading shares were transferred to Equititrend on our behalf by two of our shareholders and former officers as described in Note 5.  The shares were vested and valued on the effective date of the agreement.  During the three and nine months ended September 30, 2011, we recorded a stock-based general and administrative expense totaling $31,500 in connection with this agreement.  During the third quarter, we terminated the agreement after giving appropriate notice and no further shares were issued to Equititrend.

Agreement with Equities Awareness Group
On September 21, 2011, we entered into a Financial Marketing Consulting Services Agreement with Equities Awareness Group (“EAG”).  Under agreement, which had a term of 8 weeks, EAG was to assist in our investor relations efforts in order to increase the investment community’s awareness of our company.  As consideration for the services to be performed by EAG, we agreed to pay a total fee of $340,000, with payments scheduled on a weekly basis with services provided during the week after each payment is received.  In October 2011, after making payments totaling $120,000, we determined that any additional services to be provided by EAG would not be effective, and we effectively cancelled the agreement by making no further payments.  During the three and nine months ended September 30, 2011, we recorded a general and administrative expense totaling $20,000 in connection with this agreement.  Subsequent to September 30, 2011, we recorded the remaining $100,000 in payments to general and administrative expense inclusive of $30,000 which is recorded as a prepaid expense at September 30, 2011.

12.	Subsequent Event

Debt Compromise – former employee
The Company entered into a Settlement Agreement and General Release dated October 20, 2011 with a former employee under which the former employee agreed to accept $500.00 and 20,000 shares of the Company’s common stock (the “Shares”) as full repayment of all indebtedness owed him by the Company totaling $11,047 in accrued salaries.  The settlement agreement provides that the Company will endeavor to obtain an opinion from counsel confirming that the shares to be issued need not contain a restrictive legend under Rule 144.  In connection with the settlement agreement, the Company expects to record a gain on extinguishment of debt of $9,347 during the three-month period ending December 31, 2011 based on the closing price of the shares on the date of the agreement plus the cash paid.

Form S-8 Registration Statement
As previously discussed in this report, we have been unable to raise enough capital to pay our employees and many of our vendors.  On November 4, 2011, we filed a registration statement on Form S-8 under which a total of 500,000 shares were registered and issued a provider of legal services.  The shares were valued at $0.05 per share in the registration statement, or a total of $25,000.  During our fourth quarter, we will record a prepaid expense for services to be performed by the provider of legal services.

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

Description of Business
Our business is the manufacture (on an outsource basis), distribution and sale of energy drinks.  Our current active product is “F.I.T.T. Energy With Resveratrol (the “FITT Energy Shot”).  These functions, as noted below, are being performed by F.I.T.T. Energy Products, Inc. (“FITT”), with which we entered into an Operating Agreement effective August 12, 2010.  FITT is a separate entity controlled by certain of our investors and management.

FITT will market the FITT Energy Shot primarily to the retail market.  As discussed below in Marketing – Retail, in October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”).  GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has significant relationships with some of the largest distributors that service those outlets.  The grass-roots marketing program for sales into this market, which will be managed by GRIPS, will include in-store signage, display racks, and in-store tastings and will also be supported by various forms of media to drive the consumer to purchase the product at the retail outlets.  Additional sales are expected to come from FITT’s website.

Our revenues and cash flow are presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the FITT Energy Shot only and FITT will not be obligated to pay us royalties for any additional products it develops and funds.  As such, we are currently dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot.  We have significant debt and, until that debt can be mitigated, we will be unable to operate in the normal course of business.  In addition, our ability to attract capital will be greatly impaired.

Products
Energy Shots
Our two energy shots were designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott is on the board of PriCara Pharmaceutical, a Johnson & Johnson Company, and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.

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

In June 2011, our operating partner, FITT, completed a randomized, single center, double-blind, crossover trial which evaluated the impact on resting blood pressure of the ingestion of the FITT Energy Shot and two leading competitors’ products.  In a July 11, 2011 press release, we announced that “preliminary results showed that the competitors’ energy shots caused average increases in patients’ systolic blood pressure in amounts 240% to 280% greater than when taking F.I.T.T. Energy”.  In September 2011, FITT received the final results from the clinical trial which were very favorable.  Below are two statements taken directly from the trial’s final report:

 “FITT had no more effect than placebo (fruit juice) on average blood pressure” as this includes both systolic and diastolic blood pressures”.

 “FITT did not cause any BP (blood pressure) change after dosing in comparison to other leading products”.

FITT anticipates using the results of the clinical trial to modify the television commercial described below in Marketing to differentiate the FITT Energy Shot from competitive products.

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

Operations
Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate income and have become burdened with substantial debt.  As of September 30, 2011, we have less than $35,000 in assets (zero in cash) and in excess of $4.6 million in debt, which includes approximately $1.8 million for an accrued arbitration award for a lawsuit against us.  As a result, we have been unable to attract necessary investment dollars to produce and market our product.  In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  These factors raise substantial doubt about our ability to continue as a going concern unless we can substantially mitigate our debt and raise capital.

In order to conduct operations, we were forced to pursue a partner to produce and market the FITT Energy Shot.  Under the terms of the August 12, 2010 Operating Agreement with FITT, they will perform the majority of the operating functions for us, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  FITT will process and record in its books all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT, including any new products financed and developed by FITT.  For its part, FITT will pay us a royalty of $0.05 for each bottle sold of the FITT Energy Shot, but will have no obligation to pay us royalties on any new products it develops.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses as well as raising capital.  As stated in our July 19, 2011 press release, given the positive results of the blood pressure study discussed above in Products – FITT Energy Shot, FITT has decided to actively seek joint venture partners that can help reduce the time to market for the FITT Energy Shot.

If we are successful with plans to mitigate our debt, we expect we will be able to attract investment, enter into agreements with service providers, develop new products, and manage our operating functions.  Management cannot be certain that royalty funds received from FITT, after the payment of amounts owed to FITT and the IRS resulting from a tax levy, will be sufficient to pay our basic operating expenses, let alone mitigate debt in any substantial way.

Management continues to actively seek capital through various sources, but given the present economic environment and our current financial condition, management is not confident we can attract any capital without first significantly compromising our debt.  If we cannot obtain additional financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

Marketing
In July 2010, FITT entered into an agreement with Euro RSCG Edge (“Euro”).  Under the agreement, Euro performed a variety of marketing services for FITT including creating a 60 second television commercial (the “FITT Commercial”) about the FITT Energy Shot for testing on Direct Response Television (“DRTV”).  Euro has specialized in DRTV since 1998 with its very impressive talent team.  By changing the tag line at the end of the FITT Commercial, it can be easily customized for use in specific markets for specific offers.

Euro is a member of Euro RSCG Worldwide, which according to 2009 Advertising Age Global Marketers Report, is the largest global agency as measured by total number of global accounts.  For more information on Euro, please visit their website at www.eurorscgedge.com.  Euro agreed to market the FITT Energy Shot because they believe the product can be a big hit since it is significantly different than any other product in the rapidly growing energy shot category and is a healthy alternative.  They are also impressed by the team of doctors, athletes, product producers, and call and fulfillment centers supporting the product.  FITT intends to use the FITT Commercial to support multiple marketing activities.

During 2010, FITT began test marketing the FITT Energy Shot through DRTV and internet email campaigns as a precursor to a roll-out into the retail market.  Based on the results of FITT’s test marketing, Euro recommended FITT pursue a strategy to clearly differentiate the FITT Energy Shot from similar products in the marketplace, and either amend or reshoot the FITT Commercial to support a drive-to-retail for the product.  As a result, as discussed above in “Products – FITT Energy Shot”, FITT funded a clinical trial testing the impact of the FITT Energy Shot and two competitive products on participants’ blood pressure.  Given the positive results of this blood pressure study, Euro suggested FITT reshoot the FITT Commercial to include the unique benefits of the product and focus any media on driving traffic to retail outlets verses a DRTV campaign.  FITT’s existing website, which can be seen at www.throwafitt.com, will be redone by Euro to support the drive-to-retail and will show the unique benefits of the product.

In May 2011, FITT entered into a new consulting agreement with Euro.  Under the new agreement, Euro will develop an updated business strategy and creative assets, using information derived from the blood pressure study to re-launch the marketing program.  Euro will also be testing for effectiveness with media buying, and assisting with identifying and retaining a vendor to distribute nationally to the retail market space.

Cash required to implement the marketing plan is significant.  Investors are requiring that investment dollars be used within FITT for FITT Energy Shot operations in order to protect their investments from prior claims of our creditors.  Since investors have typically been offered shares of our common stock as an additional incentive to invest, they also asked that we pursue additional funding to be used to mitigate our existing debt at a maximum of 10 to 15 cents per dollar of debt.

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

In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”).  GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has significant relationships with some of the largest distributors that service those outlets.  For example, GRIPS’ sister company currently buys over $100,000,000 in products from Core-Mark, a company that distributes products to over 30,000 stores through 26 distribution centers in the USA and Canada.  Under FITTs agreement with GRIPS, which covers the U.S., Canada and Mexico, GRIPS will work with FITT on the development of additional products and facilitate agreements with GRIPS’ distribution contacts that service retail outlets.  In addition, GRIPS will perform a variety of services designed to increase customer awareness for the FITT Energy Shot and related products including conducting product tastings, creating in-store signage and displays, and other promotional functions.

In April 2010, we entered into an agreement with Sports 1 Marketing LLC, an entity whose principal owner is Warren Moon, NFL Hall of Fame quarterback.  As part of the agreement, Mr. Moon agreed to endorse the FITT Energy Shot and has been featured in a number of the advertising campaigns for the product.  We believe that strategic partnerships with athletes such as Mr. Moon will allow us to reach potential customers interested in our product and the benefits they believe can be achieved in connection with their athletic endeavors.

Marketing Plan - Internet
We began the internet marketing plan by test-broadcasting emails to customers selected from a total of 88 million leads from two entities with which we have agreements.  The test email broadcasts directed potential customers to a website that educated them about the FITT Energy Shot and included an endorsement by Warren Moon and three medical experts who are also investors in our company.  In addition to broadcasting email messages to a select group of leads, a test of a key word search program was begun.  FITT is currently working with Euro to review the internet portion of the marketing program to help refine and target this approach in an appropriate manner including developing social media and joint venture revenue sharing opportunities.

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

Production
Under the FITT Operating Agreement, they will be responsible for the production and distribution of the FITT Energy Shot.  The FITT Energy Shot is produced at Wellington Foods Incorporated, a contract manufacturer of liquid and powder nutritional supplements since 1974.  In addition to its manufacturing facilities, Wellington has the in-house capabilities to develop products from concept for flavoring ingredient content to production, or to take an existing formula and extend the product line with new flavors or innovative ingredients.  Dr. Rand Scott, one of our medical experts and a shareholder, researched and recommended the ingredients for the FITT Energy Shot and Wellington provided the final flavoring and formulation.  Wellington owns the formula for the FITT Energy Shot, but there is no barrier to its recreation and there are numerous manufacturers within the U.S. capable of manufacturing the product.

The principal raw materials used to manufacture the energy shot are plastic bottles, nutritional supplements, flavoring agents, and concentrates as well as other ingredients from independent suppliers.  These raw materials are readily available from any number of sources in the United States.

Distribution
For distribution to the retail market, as called for under FITT’s agreement with GRIPS, GRIPS will use its extensive relationships with both regional and national distributors to facilitate distribution agreements with FITT for the FITT Energy Shot and related products.  FITT anticipates that it will ship products to distributors who will both store the products and re-ship to retail outlets.

For purchases made through FITT’s website, product initially be shipped to customers from the Laguna Hills, California facility of RTM Berlin Holdings, LLC, one of the nation’s leading fulfillment resources.  As sales volume grows, FITT anticipates that the product will be shipped from RTM’s 350,000 square foot facility in Neenah, Wisconsin.

The Industry
Energy drinks, including two-ounce shots and canned drinks, are beverages with legal stimulants, vitamins, and minerals that give users a lift of energy.  Common ingredients are caffeine, taurine, ginseng, sugars, and various amounts of vitamins and minerals.  The products are consumed by individuals who are explicitly looking for the extra boost in energy.  While canned energy drinks are most commonly consumed by individuals in the 18-to-34 age group, energy shots have been appealing to a more expanded demographic.  In an article discussing energy drinks published in the August 2011 issue of Beverage Industry, Garima Goel Lal, senior analyst with Chicago-based Mintel International, states that “a lot of adults in the older age [group] who don’t want sugar in their beverages, but want the same benefit of an energy boost, are going toward energy shots”.  In the same article, Jared Koerten, U.S. research associate for Euromonitor International, states “The appeal and benefits that energy shots offer consumers has driven sales in recent years.  These products have capitalized on may consumer demands in the fast-paced global economy of today.  First, these products offer extended energy to consumers who need to stay alert for long work hours.  In addition, by promising ‘no crash later’, energy shots can provide a boost of energy without the accompanying loss in productivity that often stems from drinking coffee or other sugary drinks”.

Sales of the 2-to-3 ounce shots were $544 million in 2008, which is double the amount of the previous year, according to Information Resources Inc. (“IRI”), a Chicago-based market research firm.  In its August 2011 issue, Beverage Industry reported that sales of the top 10 energy shot brands totaled approximately $1.027 billion for the 52 weeks ended June 12, 2011, not counting sales of Wal-Mart, which is a non-reporting entity.  The source of this information was SymphonyIRI Group, a Chicago-based firm that provides a variety of marketing services including marketing research.  According to this same information, the leading product in the energy shot category is Living Essential’s 5-Hour Energy with about $900 million in sales for the same 52-week period.  Industry heavyweights such as Red Bull, Monster Energy, and Coca-Cola have also introduced their own energy shots.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

As discussed in this report, since August 12, 2010, FITT has been responsible for performing the majority of our operating functions.  Accordingly, since that date, FITT has processed and recorded in its books all sales, costs and operating expenses connected with its performance of those services and we have earned a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  To date, royalty earnings have been insignificant.

Sales and Gross Profit
During the third quarter of 2011, royalties earned from FITT were insignificant, and we recorded no sales or gross profit.  During the third quarter of 2010, we had no sales or gross profit as we had temporarily suspended sales activity to concentrate on developing the FITT Energy Shot and a new marketing program for the product.  FITT anticipates it will commence sales of the FITT Energy Shot once our creative assets are updated with the results of the clinical study and retail distribution partners are retained.

Selling and Marketing Expenses
Selling and marketing expenses include costs for sales and marketing functions, strategic alliance coordination, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the third quarter of 2011 were $1,756, compared to $509,401 for the comparable period in 2010.  The 2010 period included a $500,000 stock-based marketing expense resulting from common shares issued to FITT in accordance with the Operating Agreement.  In addition, expenses in 2011 were lower than 2010 for ads and promotions and for design consulting.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, insurance and non-cash, stock-based compensation.

General and administrative expenses for the third quarter of 2011 were $213,386, compared to $141,781 for the comparable period in 2010. The 2011 period includes $51,500 in expense related to investor and public relations services ($31,500 of which is stock-based expense) while the 2010 period included no such charges.  In addition, legal costs in the 2011 period were $17,000 higher than in 2010.

Interest Expense
Interest expense during the third quarter of 2011 was $18,862, compared to $33,924 for the 2010 third quarter.  The 2010 amount included interest and debt amortization on convertible notes that were transferred to FITT in the fourth quarter of 2010.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Sales and Gross Profit
During the first nine months of 2011, royalties earned from FITT were insignificant, and we recorded no sales or gross profit.  During the first nine months of 2010, we had no sales or gross profit as we had temporarily suspended sales activity to concentrate on developing the FITT Energy Shot and a new marketing program for the product.  FITT anticipates it will commence sales of the FITT Energy Shot once our creative assets are updated with the results of the clinical study and retail distribution partners are retained.

Selling and Marketing Expenses
Selling and marketing expenses include costs for sales and marketing functions, strategic alliance coordination, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the first nine months of 2011 were $64,894, compared to $879,448 for the comparable period in 2010.  The 2011 period included $55,000 in stock-based marketing expense resulting from common shares issued to parties for assistance in developing strategic alliances, while the 2010 period included $804,175 in stock-based marketing expense resulting from common shares to FITT in connection with the Operating Agreement and to two shareholders for marketing assistance.  In addition, expenses in 2011 were lower than 2010 for ads and promotions ($25,000) and design consulting ($26,000).

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for the nine months of 2011 were $718,058, compared to $584,235 for the comparable period in 2010.  The 2011 period included expenses related to investor and public relations in the amount of $192,000 (of which $63,000 was stock-based expense).  The comparable period in 2010 included investor and public relations expenses of $117,000 (all of which was stock-based expense).  In addition, expenses in 2011 were higher than 2010 in the following categories: insurance ($18,000) and legal and accounting ($47,000).

Interest Expense
Interest expense during the nine months of 2011 was $51,051, compared to $120,662 for the first nine months of 2010.  The 2010 amount included interest and debt amortization on convertible notes that were transferred to FITT in the fourth quarter of 2010.

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

At September 30, 2011, our principal sources of liquidity result from advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts.  However, because of the magnitude of our debt burden, we have been unable to attract sufficient investment dollars to operate in an efficient and effective manner.  In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010, with FITT whereby FITT is performing the majority of our operating functions. Subsequent to the signing of our Operating Agreement with FITT, we will only be responsible for basic business expenses, including those necessary to keep our regulatory filings current, as FITT will be responsible for costs associated with ongoing operations.

We currently have no cash and management cannot be certain that future royalties FITT is obligated to pay us under the provisions of the Operating Agreement will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  Management continues to actively seek capital through various sources but, given the present economic environment and our current financial condition, management is not confident we can attract any capital without first significantly compromising our debt.  If we cannot obtain additional financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

At September 30, 2011, our cash and cash equivalents were $0, and we had negative working capital in excess of $4.6 million.  During the nine months of 2011, because of a lack of capital, we issued 2,900,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and professional fees.  The value of the services and shares issued was $228,000, with amounts being charged either to expense or prepaid expenses.

Due to our lack of capital, we are in default of our note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain under the FITT Highway Products corporate name.  At September 30, 2011, we had $502,000 in notes payable obligations, all of which are in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	2011	2010	Change
Operating activities	$(50,000)	$(160,000)	$110,000
Investing activities	—	—	—
Financing activities	50,000	160,000	(110,000)
Total	$—	$—	$—

Operating Activities
Operating cash flows for the nine months ended September 30, 2011 reflect our net loss of $835,203, offset by a change in working capital of $529,521 and other non-cash items (depreciation, amortization of debt discount and stock-based expense) of $255,681. The change in working capital is primarily related to increases in accounts payable, accrued expenses / compensation and advances from related parties.  The increases in accounts payable, accrued expenses / compensation and advances from related parties are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities
There was no cash used in investing activities for the nine-month periods ended September 30, 2011 or 2010.

Financing Activities
During the first nine months of 2011, we received proceeds for the issuance of notes payable totaling $50,000.  In the comparable period of 2010, we received proceeds from the sale of common stock and the issuance of convertible notes totaling $160,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks and with Greg Sacks (“Greg”).  Under the Sacks Settlement, we agreed to pay Sacks $100,000 on or before April 15, 2010 and to issue Sacks 1,000,000 shares of its common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement called for the Sacks Shares to be delivered to a law firm we retained, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for 10 consecutive months commencing July 15, 2010. The Sacks Shares will become free-trading upon receipt of a legal opinion from our counsel.  Sacks agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

The Sacks Settlement provided that, once we made the $100,000 payment and delivered the Sacks Shares to SWSS, Sacks would irrevocably waive, release and surrender all rights relating to or arising from its May 28, 2008 judgment against us and would take all actions reasonably requested by us to cause the judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause then entire litigation to be dismissed with prejudice.  While we issued the Sacks Shares to Sacks on March 30, 2010, we were unable to raise the entire $100,000 payment due April 15, 2010, and therefore could not fully perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.

We are still attempting to raise the $100,000 and, if successful, are hopeful that Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the accompanying Balance Sheets.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, we will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

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

In November 2011, we filed a Complaint in the United States District Court for the Southern District of California against Sacks to seek damages for the claims acquired under the Assignment Agreement.  We are prosecuting the lawsuit to establish the claims acquired from Anga M’Hak under the Assignment Agreement discussed above.  If we are successful in establishing the claims acquired under the Assignment Agreement we anticipate obtaining a judgment against Sacks that will substantially off-set any monies owed to Sacks under the Sacks Judgment and/or Sacks Settlement.  The action was only recently filed and Sacks has not filed a response to the complaint as of the date of this report.

H.G. Fenton
On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against us in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.)  The complaint claims damages in the amount of $420,000.  In our answer to the complaint, we contends that Fenton has failed to mitigate damages, Fenton’s damages are speculative, and Fenton made certain representations concerning a lease restructure that we relied on to its detriment.  On March 26, 2010, we attended a Case Management Conference during which a tentative trial date was set for January 14, 2011.

Effective December 17, 2010, along with Fenton, we executed a Stipulation for Entry of Judgment and Conditional Dismissal.  Under the Stipulation, the parties agreed to accept a judgment against us in the amount of $294,590.  The parties also agreed that we would pay Fenton a Settlement Payment of $20,000 and 200,000 shares of our common stock, which shares would be free-trading and unrestricted, and Fenton agreed to accept the Settlement Payment in full satisfaction of the judgment amount.  We paid $10,000 of the Settlement Payment in December 2010 with funds advanced from FITT.  In January 2011, one of our shareholders and former officers transferred 200,000 of his free-trading shares to Fenton on our behalf.  In March 2011, we made the final payment of $10,000 with funds advanced from FITT in full satisfaction of our obligations under the Stipulation.  The payments and share issuance were in accordance with the requirements set forth in the settlement.  In January 2011, we issued 200,000 shares to the shareholder and former officer to replace the shares he had transferred to Fenton.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

There have been no events which are required to be reported under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.Ins	XBRL Instance
101.Sch	XBRL Schema
101.Cal	XBRL Calculation
101.Def	XBRL Definition
101.Lab	XBRL Label
101.Pre	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

FITT HIGHWAY PRODUCTS, INC.
(Registrant)
Dated: November 18, 2011
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)