Form 10-K
period 2011-12-31
FITT HIGHWAY PRODUCTS, INC.
filed 2012-04-16
CIK 1164964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company. ☐ Yes    ☒ No

The registrant had 90,254,938 shares of common stock and no shares of preferred stock outstanding as of April 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15:  (i) Registration Statement on Form 10SB, filed on January 18, 2002, (ii) Current Report on Form 8-K, filed on April 7, 2005, (iii) Schedule 14C Definitive Information Statement, filed June 28, 2005, (iv) Current Report on Form 8-K, filed August 26, 2009, (v) Current Report on Form 8-K, filed January 22, 2010, (vi) Current Report on Form 8-K, filed April 6, 2010, (vii) Schedule 14C Definitive Information Statement, filed June 21, 2010, and (viii) Current Report on Form 8-K, filed July 21, 2010.

PART I

ITEM 1.          BUSINESS

Description of Business
FITT Highway Products, Inc. is in the business of the manufacture (on an outsource basis), distribution and sale of energy drinks.  Our current active product is “F.I.T.T. Energy With Resveratrol (the “FITT Energy Shot”).  As noted below, effective August 12, 2010 we entered into an Operating Agreement with F.I.T.T. Energy Products, Inc. (“FITT”), a separate entity controlled by certain of our investors and management and whose largest shareholder is our CEO.   Under the agreement, FITT is performing a majority of operating functions for the FITT Energy Shot, and is recording all related results of operations.  In exchange, FITT has agreed to pay us a royalty of $0.05 per bottle sold of the FITT Energy Shot.

In the second quarter of 2012, FITT will begin marketing the FITT Energy Shot, along with other products it has developed, primarily to the retail market.  In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”).  GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has significant relationships with some of the largest distributors that service those outlets.  Additional sales are expected to come from FITT’s website.

Our cash flow is presently limited to receipt of advances and royalty revenue from FITT.  While FITT is required to pay us royalties of $0.05 per bottle sold of the FITT Energy Shot, it is not obligated to pay us royalties for any additional products it has developed and funded.  As for advances, FITT has made net advances to us, using funds it obtained from its own investors, of $363,151 as of December 31, 2011 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs.  FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business.  FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.  We have significant debt and, until that debt can be mitigated, we will be unable to operate in the normal course of business.  In addition, our ability to attract capital will be greatly impaired.  Until we are able to mitigate our debt and operate normally, we will be dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot and FITT’s willingness to advance additional funds.  If our debt cannot be mitigated under acceptable terms, FITT will not continue to advance funds to us and our basic operating expenses will not be paid.

Subsequent to December 31, 2011, FITT has proposed negotiating a business combination with us if (1) we are able to mitigate our debt to their satisfaction, (2) assets in the merged entity would be protected from claims of our prior creditors, and (3) our Board of Directors and shareholders approve the negotiated business combination agreement.  Such a business combination would also require that an independent appraisal be obtained to support the exchange of securities in the transaction.  We have not begun any formal negotiations in this regard and there can be no assurance that we will begin negotiating a business combination agreement with FITT or, if we begin negotiations, such negotiations will result in an agreement.

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

Business Development
After developing an energy drink with several flavors, we changed our primary business to the manufacture (on an outsource basis), sale and distribution of these beverages centered on the trademark-protected brands, Who’s Your Daddy® and The King of Energy® which we began selling in 2005.  We originally marketed our energy drinks through retail outlets mainly to a demographic of customers in their late teens through mid-thirties who were seeking alternatives to bad tasting energy drinks, coffee and other stimulants and were attracted to our products because of their energy boosting capabilities, pleasant taste, and also because of our edgy and provocative tradenames.  Given the crowded energy drink market and high cost of acquiring shelf space, in late 2008, we developed and began test-marketing a two-ounce Sports Energy Shot, under the name Who’s Your Daddy, in limited retail markets to determine the best marketing strategy and demographic for this type of product.  The Sports Energy Shot formula, which we own, was finalized for manufacturing by Custom Nutrition Laboratories, LLC after we provided them the basic ingredients.  Customer feedback for The Sports Energy Shot was that it worked well but its taste was too bitter or medicine-like because of the high levels of L-Arginine, a key ingredient in the product.

Based on what we learned, during the second quarter of 2009, we modified our Sports Energy Shot to create our current active product, the FITT Energy Shot which has a much improved taste.  The FITT Energy Shot was reformulated by Wellington Foods, Inc. and, because of our limited resources, they currently own the formula.  While the FITT Energy Shot formula was principally based on The Sports Energy Shot, including the use of L-Arginine, we also added L-Arginine alphaketoglutarate (AKG), an ingredient that is more expensive but has a less bitter taste.  The FITT Energy Shot also contains additional ingredients, such as Resveratrol, which various scientific studies describe as having certain possible health and fitness benefits.  As a result of our decision to concentrate on the FITT Energy Shot product, we decided in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by the Company.

As more fully described under “Operations” below, due to a variety of factors, including our substantial debt, we were forced to pursue a partner to conduct our operations, including producing and marketing the FITT Energy Shot.  Effective August 12, 2010, we entered into an Operating Agreement FITT.  Under the terms of the Operating Agreement, FITT performs the majority of our operation functions.

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

FITT Energy Shot
The FITT Energy Shot contains some of the most exciting supplements of this generation.  The formula, which was principally based on the Sports Energy Shot, includes additional ingredients selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health.  The FITT Energy Shot features Resveratrol.  A substance found naturally in grapes, Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to affect age related decline.  Our FITT Energy Shot also contains L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine.  Additionally, the drink features L-Arginine AKG.  L-Arginine AKG has been shown in a University study to help build additional strength when used during training.  Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium.  These ingredients have good safety profiles and have support as weight-loss aides.  More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain.  All this is built on a base of healthy pomegranate and orange.

In June 2011, our operating partner, FITT, completed a randomized, single center, double-blind, crossover trial which evaluated the impact on resting blood pressure of the ingestion of the FITT Energy Shot and two leading competitors’ products.  In a July 11, 2011 press release, we announced that “preliminary results showed that the competitors’ energy shots caused average increases in patients’ systolic blood pressure in amounts 240% to 280% greater than when taking F.I.T.T. Energy”.  In September 2011, FITT received the final results from the clinical trial, which were very favorable, in a report prepared by Mandava Associates LLC (http://www.mandava.com).  Mandava Associates, established in 1986, is a Washington D.C. based scientific consulting firm that is well qualified to offer a diversity of services that are keyed towards the necessities of various industries. With over 100 years combined experience in product development, product approvals and regulatory services, Mandava Associate’s expertise is extensive and always current. They have a successful track record in handling registration applications and other submissions for approvals, authorizations, and marketing to regulatory authorities worldwide. Mandava Associates is affiliated through teaming agreements with various organizations and institutions to provide research, laboratory management, clinical trials, and international regulatory services.  Below are two statements taken directly from the trial’s final report:

 “FITT had no more effect than placebo (fruit juice) on average blood pressure” as this includes both systolic and diastolic blood pressures”.

 “FITT did not cause any BP (blood pressure) change after dosing in comparison to other leading products”.

FITT anticipates differentiating the FITT Energy Shot from competitive products using the results of the clinical trial in its marketing materials, including modifying the television commercial described below in “Marketing”.

Sports Energy Shot
The Sports Energy Shot, a concentrated two-ounce energy drink, was designed to provide a zero calorie, sugar free, rapid and lasting energy boost, enhancing muscle strength and endurance. The Sports Energy Shot formula, which contains a number of the same ingredients as the FITT Energy Shot (L-Arginine, Niacinamide, B vitamins, etc.) was the basis for the FITT Energy Shot’s formulation.

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

Operations
Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate income and have become burdened with substantial debt.  As of December 31, 2011, we have less than $2,000 in assets (zero in cash) and in excess of $4.9 million in debt, which includes approximately $1.8 million for an accrued arbitration award for a lawsuit against us.  As a result, we have been unable to attract necessary investment dollars to produce and market our product.  In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  These factors raise substantial doubt about our ability to continue as a going concern unless we can substantially mitigate our debt and raise capital.

In order to conduct operations, we were forced to pursue a partner to produce and market the FITT Energy Shot.  Under the terms of the August 12, 2010 Operating Agreement with FITT, they are performing the majority of our operating functions, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and they pay all costs and expenses involved with performing these services.  FITT processes and records in its books all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations are the property of FITT, including any new products financed and developed by FITT.  For its part, FITT pays us a royalty of $0.05 for each bottle sold of the FITT Energy Shot, but is not required to pay us royalties on any new products it develops.  Also as noted under “Description of Business” above, FITT has advanced funds to us to pay basic operating expenses, but has no obligation to make any future advances.  While FITT enjoys the benefit of any profits earned through its performance of the operating services, it also bears the responsibility of any losses as well as raising capital.  As stated in our July 19, 2011 press release, given the positive results of the blood pressure study discussed above in Products – FITT Energy Shot, FITT has decided to actively seek joint venture partners that can help reduce the time to market for the FITT Energy Shot.

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

Marketing Plan – Retail
The retail market space for our product includes grocery chains, drug stores, convenience stores and health and fitness centers to name a few.  We believe sales into the retail market will provide the most stable method for marketing the FITT Energy Shot and other products, but we also understand the retail market requires brand recognition and marketing support.  Euro has advised that the FITT Commercial would be one of the most important features in helping to drive traffic to the stores, providing support for retailers and distributors.  FITT also expects to use radio advertising to help drive retail sales.  The tag line at the end of television or radio commercials can be easily customized to indicate in exactly which outlets the product would be available.

In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”).  GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has significant relationships with some of the largest distributors that service those outlets.  For example, GRIPS’ sister company currently buys approximately $100,000,000 in products from Core-Mark, a company that distributes products to over 30,000 stores through 28 distribution centers in the USA and Canada.  Under FITTs agreement with GRIPS, which covers the U.S., Canada and Mexico, GRIPS will work with FITT to facilitate agreements with GRIPS’ distribution contacts that service retail outlets.  FITT’s grass-roots marketing program for sales into this market, which will be managed by GRIPS, will include in-store signage, display racks, and in-store tastings and will also be supported by various forms of media to drive the consumer to purchase the product at the retail outlets.  In addition, GRIPS will perform a variety of services designed to increase customer awareness for the FITT Energy Shot and related products including conducting product tastings, creating in-store signage and displays, and other promotional functions.

The agreement with GRIPS required that FITT develop new products to market alongside the FITT Energy Shot in order to provide a more diverse product offering to the consumer.  As a result, FITT has developed F.I.T.T. Energy Extreme and F.I.T.T. Energy Rx, two products with different formulations and flavors than the FITT Energy Shot.

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

For purchases made through FITT’s website and other electronic media, product was initially shipped to customers from the Laguna Hills, California facility of RTM Berlin Holdings, LLC, one of the nation’s leading fulfillment resources.  FITT is in the process of reviewing its plans for sales to customers through electronic media, including its website, and how will most efficiently ship product to those customers.

The Industry
Energy drinks, including two-ounce shots and canned drinks, are beverages with legal stimulants, vitamins, and minerals that give users a lift of energy.  Common ingredients are caffeine, taurine, ginseng, sugars, and various amounts of vitamins and minerals.  The products are consumed by individuals who are explicitly looking for the extra boost in energy.  While canned energy drinks are most commonly consumed by individuals in the 18-to-34 age group, energy shots have been appealing to a more expanded demographic.  In an article discussing energy drinks published in the August 2011 issue of Beverage Industry, Garima Goel Lal, senior analyst with Chicago-based Mintel International, states that “a lot of adults in the older age [group] who don’t want sugar in their beverages, but want the same benefit of an energy boost, are going toward energy shots”.  In the same article, Jared Koerten, U.S. research associate for Euromonitor International, states “The appeal and benefits that energy shots offer consumers has driven sales in recent years.  These products have capitalized on many consumer demands in the fast-paced global economy of today.  First, these products offer extended energy to consumers who need to stay alert for long work hours.  In addition, by promising ‘no crash later’, energy shots can provide a boost of energy without the accompanying loss in productivity that often stems from drinking coffee or other sugary drinks”.

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

Competition
The energy drink industry is intensely competitive and significantly affected by new product introductions and other market activities of industry participants.  The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns.  The FITT Energy Shot competes with a number of other energy shots produced by a relatively few number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.  The principal competitors include 5 Hour Energy®, Red Bull®, and Monster Energy® among many others.  Management believes the FITT Energy Shot’s unique healthy formula and affiliation with qualified medical expert as well as renowned athletes will give the company a vastly different entry into a rapidly expanding market.

Intellectual Property
We previously owned the tradenames Who’s Your Daddy® and The King of Energy®. As noted above under “Business Development”, effective January 19, 2010, we entered into a settlement agreement with Fish, a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt we owed Fish.

The Company currently has no other intellectual property.  The trademarks “F.I.T.T. Energy”, “Throw A F.I.T.T” and the F.I.T.T. Energy logo were all funded by, and therefore are all owned by, FITT.

Employees
As of the date of this Report, we employed two persons, both of whom are full-time.  The two full-time employees also provide services for FITT.  We retain independent contractors as needed.  Neither of our employees is represented by labor unions and we believe that our employee relations are satisfactory.

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

ITEM 3.          LEGAL PROCEEDINGS

Sacks Motor Sports Inc.
On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the Court to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the United States District Court for the Middle District of Florida denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007 (the “Florida Judgment”).  On August 30, 2008, Sacks had the Florida Judgment filed in the United States District Court for the Southern District of California in an attempt to make collection against any of our California assets.

On July 16, 2008, we entered into an Assignment of Claims Agreement (“Assignment Agreement”) with Anga M’Hak Publishing (“Anga M’Hak”) and Edward Raabe, for the consideration of 150,000 shares of common stock and $100,000 in cash to be paid from the proceeds of a proposed private placement.  We believed Anga M’Hak had a claim to offset approximately $1,500,000 of the Florida Judgment.  As part of the Assignment Agreement, Anga M’Hak and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies.  In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in our pursuit of these claims and we agreed to pay all reasonable expenses for their efforts.  We believed their affidavits would indicate that Sacks perpetrated fraud by not having the authority to enter into the sponsorship contract with us, which was the basis for the Florida Judgment.

In an effort to settle this matter, effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks and Greg Sacks (“Greg”).  Under the Sacks Settlement, we agreed to pay Sacks $100,000 on or before April 15, 2010 and to issue Sacks 1,000,000 shares of our common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement called for the Sacks Shares to be delivered to a law firm we retained, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for 10 consecutive months commencing July 15, 2010. Sacks agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

The Sacks Settlement provided that, once we made the $100,000 payment and delivered the Sacks Shares to SWSS, Sacks would irrevocably waive, release and surrender all rights relating to or arising from the Florida Judgment against us and would take all actions reasonably requested by us to cause the Florida Judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause the entire litigation to be dismissed with prejudice.  While we issued the Sacks Shares to Sacks on March 30, 2010, we were only able to raise $50,000 of the $100,000 payment due April 15, 2010.  Sacks refused to give us an extension to raise the additional $50,000, and we therefore could not fully perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still hopeful that, if we are able to raise the $100,000, Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the accompanying Balance Sheets.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, we will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

In the meantime, on November 10, 2011, we filed a Complaint in the United States District Court for the Southern District of California against Sacks seeking a reduction or complete offset to the Florida Judgment for the claims we acquired under the Assignment Agreement.  On December 21, 2011 the Court entered a default against Sacks due to Sacks’ failure to timely respond to our lawsuit.  On March 13, 2012, we filed a motion in the same United States District Court requesting the Court enter a judgment in our favor providing for the complete offset of the Florida Judgment.  Our motion included Declarations from Edward Raabe, a trustee for Anga M’Hak, and Peter Harraka, a former employee of Sacks, attesting to various aspects of our claim.  To date, Sacks has not responded to our most recent filing.  If the Court finds in our favor for the entire amount of our claim, we anticipate we will completely offset the Florida Judgment and remove the liability from our Balance Sheet in 2012.

Fish & Richardson
On or about May 15, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against us in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s providing us with legal services in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in our tradenames being used at the time, Who’s Your Daddy® and The King of Energy®, and all associated goodwill.  In its response to the Fish action, we asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against us for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the tradenames.  Given our decision to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, we began working on an agreement with Fish to affect an orderly transfer of the tradenames to Fish.  Effective January 19, 2010, we entered into a settlement agreement with Fish wherein we agreed to transfer all right, title and interest in the tradenames to Fish and Fish agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010 and we recorded a gain on extinguishment of debt of $267,661 in 2010 for this settlement.

H.G. Fenton
On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against us in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.)  The complaint claimed damages in the amount of $420,000.  In our answer to the complaint, we contended that Fenton failed to mitigate damages, Fenton’s damages are speculative, and Fenton made certain representations concerning a lease restructure that we relied on to our detriment.  On March 26, 2010, we attended a Case Management Conference during which a tentative trial date was set for January 14, 2011.

Effective December 17, 2010, we executed a Stipulation for Entry of Judgment and Conditional Dismissal.  Under the Stipulation, we agreed to accept a judgment against us in favor of Fenton in the amount of $294,590.  We also agreed to pay Fenton a settlement payment consisting of $20,000 cash, which FITT agreed to advance, and 200,000 shares of our common stock, which shares would be free-trading and unrestricted, which were valued at $20,000 on the effective date of the settlement.  Fenton agreed to accept the Settlement Payment in full satisfaction of the judgment amount.  We paid $10,000 of the Settlement Payment in December 2010 through an advance from FITT.  In January 2011, a shareholder and one of our former officers transferred 200,000 of his free-trading shares to Fenton on our behalf.  In March 2011, we made the final payment of $10,000 through an advance from FITT in full satisfaction of its obligations under the Stipulation.  The payments and share issuance were in accordance with the requirements set forth in the settlement.  In January 2011, we issued 200,000 shares to the shareholder and former officer to replace the shares he transferred to Fenton.

Christopher Wicks/Defiance
On May 8, 2007, we were served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against us and two of our former officers, Edon Moyal and Dan Fleyshman, under a contract allegedly calling for the payment of $288,000 in cash plus stock in our subsidiary, Who’s Your Daddy, Inc., a California corporation, and a certain percentage of the revenues of that subsidiary.  On February 1, 2008, we entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which we agreed to pay the plaintiffs the sum of $252,000 under a payment schedule detailed therein.  As security for the settlement payment, defendants Fleyshman and Moyal together pledged 317,210 shares of our common stock owned and held by them.  We are currently in default of the Settlement Agreement. See Note 6 to the financial statements.

Who’s Ya Daddy
On April 1, 2005, we received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that we were infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, we entered into a settlement agreement with Daddy pursuant to which we were granted an exclusive license to use Daddy’s trademark on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, we also agreed to remit to Daddy 12% of the licensing revenues received from third parties to which we had granted a sublicense for use of the trademarks on clothing.  By early 2008, we had not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  We settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by a Edon Moyal.  The remaining balance was to be repaid with bi-monthly payments of $10,000 beginning April 30, 2009.  We have not made any additional payments and are in default of the most recent settlement agreement.  As such, Daddy may elect to declare the recent settlement agreement null and void and resume its pursuit of the amount due under the original settlement agreement, but we have not yet been notified that Daddy has chosen to do so. See Note 6 to the financial statements.

Straub Distributing
On July 30, 2008, we entered into a Compromise and Settlement Agreement and Mutual Release with Straub Distributing, L.L.C. (“Straub”), a California Limited Liability Corporation (the “Straub Settlement”).  We paid $7,500 on July 30, 2008 and were required to make two additional payments of $7,250 every sixty days for total payments to Straub of $22,000.  As part of the Straub Settlement, the parties executed a Stipulation for Entry of Judgment (the “Stipulation”) which could be pursued by Straub in the event any of the payments were late by more than fifteen days.  The Stipulation was in the amount of $40,000 against us plus attorney fees, costs and expenses to enforce the judgment, and was to be reduced by the amount of payments previously received.  We made one payment of $7,250, but were unable to make additional payments.  On January 2, 2009, Straub filed an action requesting entry of judgment against us in the principal sum of $25,250 as per the Stipulation.  The amout, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

Reuven Rubinson
On or about September 24, 2009, Leslie T. Gladstone, Trustee for Debtor Reuven Rubinson, filed a complaint against us in the United States Bankruptcy Court, Southern District of California, asserting claims for breach of contract, open book account, and turnover of property of the estate.  The claims stemmed from an employment agreement we had with Mr. Rubinson during the time Mr. Rubinson was our CFO.  Damages claimed in the complaint totaled $130,000 plus interest from July 2, 2007.  In our response to the complaint, we asserted that all debts previously owed to Mr. Rubinson had been paid in prior years either in cash or in shares of our common stock and that no further amounts were owed Mr. Rubinson.  On February 8, 2010 we agreed to a Stipulation to Settle Adversary Proceeding with the Trustee whereby, in complete settlement of all claims, we agreed to forward to the Trustee evidence of the 100,000 shares of our common stock which had previously been issued to Mr. Rubinson.

Markstein Beverage
On December 22, 2009, a Default Judgment was entered against us by Markstein Beverage Co. (“Markstein”) in the amount of $5,000.  The matter, which was heard in Superior Court of California, Small Claims Division, arose from purported unpaid product distribution costs borne by Markstein.  The amout, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

Get Logistics
On March 19, 2008, a complaint was filed against us by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,279 for unpaid shipping charges.  We are attempting to settle this matter.  The amout, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

Worldwide Express
On March 3, 2009, a judgment was entered against us in favor of Worldwide Express for unpaid delivery services.  The amount of the judgment was $8,794 inclusive of interest and costs.  The amout, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

Oswald & Yap
On January 13, 2012, a complaint was filed against us in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP.  The complaint, which is for unpaid legal services in the amount of $40,734, was also filed against our CEO and FITT.  Our CEO and FITT were never a party to any agreement with Oswald & Yap and have been dismissed from this case.  We are attempting to settle this matter.  The amout, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

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

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is currently quoted under the symbol “FHWY” on the over-the-counter (“OTC”) Bulletin Board quotation system.  The following table reflects on a per share basis the reported high and low bid prices of our Common Stock for each quarter for the period indicated as reported by the OTC Bulletin Board.  Such prices are inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2011

QUARTER ENDED	HIGH	LOW
March 31, 2011	$0.10	$0.04
June 30, 2011	$0.15	$0.06
September 30, 2011	$0.07	$0.03
December 31, 2011	$0.08	$0.03

YEAR ENDED DECEMBER 31, 2010

QUARTER ENDED	HIGH	LOW
March 31, 2010	$0.22	$0.06
June 30, 2010	$0.20	$0.09
September 30, 2010	$0.19	$0.09
December 31, 2010	$0.15	$0.05

On April 12, 2011, the closing price for our common stock was $0.04.

Holders of Common Stock
According to the records of our transfer agent, Holladay Stock Transfer, as of April 6, 2012, we had approximately 190 holders of record of our common stock, excluding those shares held in street name and brokerage accounts.  Our most recent listing of shareholders with shares held in street name and brokerage accounts lists an additional 1,473 shareholders, which number changes from day to day based on market activity.

Dividends
We have never paid dividends on our stock and have no plans to pay dividends in the near future.  We intend to reinvest earnings in the continued development and operation of our business.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	0		0	833,334

Equity compensation plans not approved by security holders	284,167	(1)	$1.48	0
TOTAL	284,167	(1)	$1.48	833,334

(1)	Consists of warrants to purchase 284,167 shares at a weighted average stock price of $1.48, with strike prices ranging from $0.75 to $9.00, with an average weighted life of 0.86 years.

Sales of Unregistered Securities
On October 20, 2011, we issued 20,000 shares of our common stock to a former employee as part of a settlement of unpaid wages.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the former employee is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On December 7, 2011, one of our shareholders transferred 250,000 shares of our common stock owned by them to a company for investment relations services.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the company is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

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

FITT, and therefore our Company, is not considered a development stage enterprise because, in an effort to distinguish the FITT Energy Shot in the marketplace, FITT decided to forgo sales of its products while it conducted a randomized, single center, double-blind, crossover trial which evaluated the impact on resting blood pressure of the ingestion of the FITT Energy Shot and two leading competitors’ products.  FITT expects to re-introduce the FITT Energy Shot along with additional products in the near future.

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

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued amended standards to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Management does not believe the adoption of these changes will have an impact on our financial statements.

In June 2011, the FASB issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders' equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. Management does not believe the adoption of these changes will have an impact on our financial statements

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity's financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for us on January 1, 2013. Management does not believe the adoption of these changes will have an impact on our financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations for the Years Ended December 31, 2011 and 2010
As discussed in this report, since August 12, 2010, FITT has been responsible for performing the majority of our operating functions.  Accordingly, since that date, FITT has processed and recorded in its books all sales, costs and operating expenses connected with its performance of those services and we have earned a royalty of $0.05 for each bottle FITT sells of the FITT Energy Shot.  To date, royalty earnings have been insignificant.  FITT will begin paying royalties to us after repayment of a tax lien in the amount of $152,974 filed against us by the IRS and repayment of our indebtedness owed to FITT.

Sales and Gross Profit
During 2011 and 2010, royalties earned from FITT were insignificant, and we recorded no sales or gross profit.  In 2010 we temporarily suspended sales activity to concentrate on developing the FITT Energy Shot and a new marketing program for the product.  FITT anticipates it will commence sales of the FITT Energy Shot during the second quarter of 2012 when they rollout the product to the retail market.

Selling and Marketing Expenses
Selling and marketing expenses include costs for sales and marketing functions, strategic alliance coordination, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses decreased to $66,499 during 2011 from $982,060 in 2010.  The majority of this decrease resulted from the fact that most of these costs were transitioned to FITT beginning in August 2010.  Stock-based marketing expenses of $55,000 and $921,175 recorded in 2011 and 2010, respectively.  The 2011 expenses resulted from common shares issued to parties for assistance in developing strategic alliances for us.  The 2010 expenses were recorded for common shares issued in connection with agreements, or amendments to agreements, with Dr. Sam Maywood, MRR Investments and Tribe Communications (each for marketing and representation), and to F.I.T.T. Energy Products, Inc. (for operating services).  In addition, 2011 expenses were lower for ads and promotions expense ($33,000), email lead and broadcast costs ($6,000), call and fulfillment center costs ($5,000) and website design ($5,000).

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses for 2011 were $1,022,291, compared to $764,178 for 2010.  The 2011 year included expenses related to investor and public relations in the amount of $315,481 (of which $81,481 was stock-based expense).  The 2010 year included similar expenses totaling $147,278 (all of which was stock-based expense).  In addition, legal expenses in 2011 were higher than 2010 by about $108,000 as a result of additional litigation and regulatory filings.

(Gain) on Relocation of Office
In 2009 we moved our office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California and recorded a loss for estimated future net rent expense for the Carlsbad office lease and for disposal of property and equipment related to the move.  In the fourth quarter of 2010, we settled litigation with the landlord of the Carlsbad property for $20,000 in cash, which was advanced from FITT, and 200,000 shares of our common stock which was valued at $20,000.  The settlement resulted in a gain of $169,950 in 2010 relating to the office relocation.

Interest Expense
Interest expense during 2011 was $60,426, compared to $159,502 for 2010.  The 2010 amount included interest and debt amortization on convertible notes that were transferred to FITT in the fourth quarter of 2010.

Gain on Extinguishment of Debt and Creditor Obligations
In the fourth quarter of 2011, we entered into a settlement agreement with a former employee under which we settled all prior wage and other claims for 20,000 shares of our common stock valued at $1,200 and $500 cash.  We recorded a gain of $9,347 in connection with this settlement.

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

Liquidity and Capital Resources
The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2011 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

At December 31, 2011, our principal sources of liquidity result from advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and making expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts.  However, because of the magnitude of our debt burden, we have been unable to attract sufficient investment dollars to operate in an efficient and effective manner.  In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010, with FITT whereby FITT is performing the majority of our operating functions. Subsequent to the signing of our Operating Agreement with FITT, we will only be responsible for basic business expenses, including those necessary to keep our regulatory filings current, as FITT will be responsible for costs associated with ongoing operations.  As of December 31, 2011, FITT has made net advances to us, from funds obtained from its investors, of $363,151 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs.  FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business.  FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

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

DEBT
Notes Payable – Bridge Loans
On April 18, 2011, we issued two notes with face value totaling $50,000 together with 500,000 shares of common stock with a market value of $0.06 per share on the date of issuance.  We calculated the relative fair market value to the debt and equity components and recorded discount on the notes of $17,949.  The notes, which are secured by all of our assets as well as all of FITT’s assets, had a maturity date of 60 days, and as a result, the discount on the notes was fully amortized to interest expense during 2011.  The notes bear no interest, but in the event all amounts due on maturity are not paid, a late fee in the amount of 2% per month, or portion of a month, on the unpaid principal is also payable until all amounts due under the notes are paid in full.  On August 30, 2011, one of our shareholders transferred 200,000 free-trading shares of our common stock to the holders of these notes as additional interest.  The transfer of the shares, which were valued at $9,000 based on the closing price of the stock on August 30, 2011, was accounted for as a capital contribution by the shareholder, and we recorded an interest expense during 2011 in connection with this transaction.  As of December 31, 2011, no principal payments have been made on the notes and they remain outstanding and in default.

Convertible Promissory Notes Issued in 2009 and 2010
During 2009 and 2010, we issued convertible promissory notes with face values of $145,000 and $100,000, respectively (“2009 and 2010 Promissory Note”).  One note with a face value of $20,000 bore interest at 10% per annum while the rest bore interest at 12% per annum.  Each 2009 and 2010 Promissory Note consisted of a convertible promissory note and five shares of our restricted common stock per face value dollar of the notes.  These promissory notes and any accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price equal to 80% of the VWAP for the last 30 trading days preceding conversion but in no event shall the conversion price be less than either $0.20 or $0.25 per share (depending on the specific issue) or greater than $1.00 per share.

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

Conversion of Convertible Promissory Notes Issued in 2008
During 2008, we collectively issued $380,000 face value, 10% convertible promissory notes (“2008 Promissory Note”), each of which became due on January 15, 2010.  Each 2008 Promissory Note consisted of a convertible promissory note bearing interest at a rate of 10% per annum and two shares of our restricted common stock per face value dollar of the notes.  Upon the closing of a debt or equity offering of $1,750,000 prior to the due date, we were required to repay any amounts due under the 2008 Promissory Notes.

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

EQUITY
Sales of Equity Securities
During 2010 we sold a total of 575,000 shares of our common stock to two investors for proceeds of $60,000.

At December 31, 2011, our cash and cash equivalents were zero, and we had negative working capital in excess of $4.9 million.  During 2011, because of a lack of capital, we issued 3,400,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and legal fees.  The value of the services and shares issued was $271,481.

Due to our lack of capital, we are in default of our note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain under the FITT Highway Products corporate name.  At December 31, 2011, we had $502,000 in notes payable obligations, all of which are in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows
The following table sets forth our cash flows for the year ended December 31:

	2011	2010	Change
Operating activities	$(398,593)	$(355,482)	$(43,111)
Investing activities	—	—	—
Financing activities	398,593	355,482	43,111
Change	$—	$—	$—

Operating Activities
Operating cash flow for the 2011 period reflects our net loss of $1,141,469 offset by changes in working capital of $452,816 and non-cash items of $290,060.  The non-cash items consist of gain on extinguishment of debt and creditor obligations; stock-based payments for compensation, services and interest; depreciation; and amortization of debt discount.  The change in working capital is primarily related to increases in accounts payable, accrued expenses and accrued compensation due to our lack of operating capital.

Operating cash flow for the 2010 period reflects our net loss of $1,475,020 offset by changes in working capital of $395,364 and non-cash items (primarily consisting of gain on extinguishment of debt and creditor obligations, stock-based payments for compensation and services, accretion of debt discounts, and (gain) loss on relocation of our offices) of $724,174.  The change in working capital is primarily related to increases in accrued expenses and accrued compensation because of our lack of operating capital.

Also because of a lack of operating capital, we issued shares of our common stock in both 2011 and 2010 for services provided.

Investing Activities
There was no cash flow activity from investing activities in either 2011 or 2010.

Financing Activities
During the 2011 period, we issued Notes Payable for net proceeds of $50,000.  Also, our net advances from related parties increased by $348,593.  During the 2010 period, we issued Convertible Promissory Notes for net proceeds of $100,000 and sold shares of our common stock for net proceeds of $60,000.  In addition, our net advances from related parties increased by $195,482.  Advances from related parties during both periods were the result of our lack of operating capital.

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

We have audited the accompanying balance sheets of FITT Highway Products, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2011.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FITT Highway Products, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon
Newport Beach, California
April 16, 2012

FITT HIGHWAY PRODUCTS, INC.
BALANCE SHEETS

	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaid and other	1,000	1,000
Total current assets	1,000	1,000
Property and equipment, net	751	1,728
Total assets	$1,751	$2,728

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$869,734	$793,263
Accrued expenses	229,419	229,211
Accrued compensation	1,046,428	1,115,837
Accrued litigation	1,790,000	1,790,000
Notes payable	502,000	452,000
Advances from related parties	480,238	472,645
Total current liabilities	4,917,819	4,852,956
Total liabilities	4,917,819	4,852,956

Shareholders’ deficit:
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010, respectively.	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized, 89,054,938 and 77,194,938 shares issued and outstanding at December 31, 2011 and 2010, respectively.	89,055	77,195
Additional paid-in capital	29,327,381	28,263,612
Accumulated deficit	(34,332,504)	(33,191,035)
Total shareholders’ deficit	(4,916,068)	(4,850,228)
Total liabilities and shareholders’ deficit	$1,751	$2,728

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Sales	$—	$—
Cost of sales	—	—
Gross profit (loss)	—	—

Operating expenses:
Selling and marketing	66,499	982,060
General and administrative	1,022,291	764,178
(Gain) on relocation of office	—	(169,950)
Total operating expenses	1,088,790	1,576,288
Operating loss	(1,088,790)	(1,576,288)

Interest expense	60,426	159,502
Gain on extinguishment of debt and creditor obligations	(9,347)	(263,970)
Other expense (income), net	800	2,400
Loss before income taxes	(1,140,669)	(1,474,220)
Income taxes	(800)	(800)
Net loss	$(1,141,469)	$(1,475,020)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average number of common shares used in basic and diluted per share calculations	85,489,897	68,358,869

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	—	$—	52,795,781	$52,796	$25,828,049	$(31,716,015)	$(5,835,170)
Issuance of common stock for cash	—	—	575,000	575	59,425	—	60,000
Stock issued to non-employees for services and operating expenses	—	—	14,820,000	14,820	553,633	—	568,453
Stock issued in connection with FITT Operating Agreement	—	—	5,000,000	5,000	495,000	—	500,000
Stock issued in connection with the issuance of convertible promissory notes	—	—	500,000	500	40,859	—	41,359
Stock issued in connection with the conversion of convertible promissory notes	—	—	2,729,157	2,729	437,626	—	440,355
Stock issued in settlement of amounts owed to former officers	—	—	75,000	75	848,720	—	848,795
Stock issued to escrow in connection with potential settlement with creditor	—	—	1,000,000	1,000	—	—	1,000
Cancellation of common shares outstanding	—	—	(300,000)	(300)	300	—	—
Net loss	—	—	—	—	—	(1,475,020)	(1,475,020)
Balance at December 31, 2010	—	—	77,194,938	77,195	28,263,612	(33,191,035)	(4,850,228)
Stock issued to non-employees for services and operating expenses	—	—	3,400,000	3,400	268,081	—	271,481
Stock issued in connection with settlement of litigation	—	—	200,000	200	19,800	—	20,000
Stock issued to reduce indebtedness to FITT	—	—	4,250,000	4,250	336,750	—	341,000
Stock issued for accrued compensation	—	—	4,520,000	4,520	411,680	—	416,200
Stock issued in connection with the issuance of notes payable	—	—	500,000	500	26,448	—	26,948
Cancellation of common shares outstanding	—	—	(1,010,000)	(1,010)	1,010	—	—
Net loss	—	—	—	—	—	(1,141,469)	(1,141,469)
Balance at December 31, 2011	—	$—	89,054,938	$89,055	$29,327,381	$(34,332,504)	$(4,916,068)

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,141,469)	$(1,475,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt and creditor obligations	(9,347)	(263,970)
Common stock issued or committed to be issued for services rendered	271,481	1,068,453
Interest paid with third party common stock	9,000	—
Depreciation	977	1,914
Amortization of debt discount	17,949	87,727
(Gain) on relocation of office	—	(169,950)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	6,945
Accounts payable	76,471	(10,085)
Accrued expenses	20,207	51,219
Accrued compensation	356,138	347,285
Net cash used in operating activities	(398,593)	(355,482)

Cash flows from financing activities:
Net advances from related parties	348,593	195,482
Proceeds from issuance of notes payable	50,000	100,000
Proceeds from the sale of common stock	—	60,000
Net cash provided by financing activities	398,593	355,482

Net decrease in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,377	$10,747
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for accrued compensation	$416,200	$—
Issuance of common stock in connection with litigation settlement	$20,000	$—
Issuance of common stock to reduce advances to related parties	$341,000	$—
Issuance of common stock held by third party for interest on notes payable	$9,000	$—
Forgiveness of former officer obligations	$—	$848,795
Issuance of common stock for conversion of notes payable and interest	$—	$436,664
Settlement of note payable and interest for zero value assets	$—	$267,661

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
Notes to Financial Statement

1.              Business and Management’s Plan of Operation

Business
FITT Highway Products, Inc. (the “Company”) is in the business of the manufacture (on an outsource basis), distribution and sale of energy drinks.  Our current active product is “F.I.T.T. Energy With Resveratrol (the “FITT Energy Shot”).  As noted below, effective August 12, 2010 we entered into an Operating Agreement with F.I.T.T. Energy Products, Inc. (“FITT”), a separate entity controlled by certain of our investors and management and whose largest shareholder is our CEO.   Under the agreement, FITT is performing a majority of operating functions for the FITT Energy Shot, and is recording all related results of operations.  In exchange, FITT is obligated to pay us a royalty of $0.05 per bottle sold of the FITT Energy Shot.

In the second quarter of 2012, FITT will begin marketing the FITT Energy Shot, along with other products it has developed, primarily to the retail market.  In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”).  GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has significant relationships with some of the largest distributors that service those outlets.  Additional sales are expected to come from FITT’s website.

Prior to the second quarter of 2009, we manufactured (on an outsource basis), marketed, and distributed both canned energy drinks and a two-ounce energy shot under the tradenames Who’s Your Daddy® and The King of Energy®.  In the second quarter of 2009, we temporarily suspended our sales activity to focus on modifying the Who’s Your Daddy energy shot, changing its name to “F.I.T.T. Energy With Resveratrol”, and creating a marketing program targeting a broader demographic.  As a result, we determined in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames.  Effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by the Company(see Note 11).

The FITT Energy Shot is essentially the same formula as the Who’s Your Daddy energy shot, but also contains additional ingredients which various scientific studies describe as having certain possible health and fitness benefits.

Management’s Plan of Operations
Our revenues, and related cash flow, are presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the FITT Energy Shot.  FITT will not be obligated to pay us royalties for any additional products it has developed and funded.  As such, we are currently dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot.

For the years ended December 31, 2011 and 2010, we had no significant revenues.  This was primarily due to a lack of operating capital, our decision to temporarily suspend our sales activity to focus on a new marketing strategy and product development, and our Operating Agreement with FITT.  For the year ended December 31, 2011, we experienced a net loss of $1,141,469.  As of December 31, 2011, we had negative working capital in excess of $4.9 million, which includes $1.8 million for an accrued arbitration award in favor of Sacks Motor Sports Inc. (“Sacks”) in connection with a lawsuit against us.  On November 10, 2011, we filed a lawsuit against Sacks in the United States District Court for the Southern District of California to mitigate damages under the award.  The lawsuit asserted, among other things, that Sacks perpetrated fraud by not having the authority to enter into the original contract which wrongfully created the award.  On December 21, 2011 the Court found that Sacks was in default for not pleading or otherwise defending against the lawsuit.  See Note 8 for additional information.

As a result of our substantial debt burden, we have been unable to attract necessary investment dollars to negotiate settlements of our indebtedness or to conduct operations.  Third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  Management needs to compromise debt in a substantial way and, until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired.  These factors raise substantial doubt about our ability to continue as a going concern.

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

2.              Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We have reviewed the criteria discussed in Accounting Standards Codification (“ASC”) 810 - Consolidations with respect to a possible consolidation with FITT, and have determined that consolidation is not required.  Additionally, we have reviewed the requirements described in ASC 205 – Presentation of Financial Statements pertaining to discontinued operations, and have determined that no discontinued operations treatment is warranted.  Finally, we have reviewed the standards discussed in ASC 915 – Development Stage Entities with respect to development stage reporting.  We determined that FITT, and therefore our Company, is not considered a development stage enterprise because, in an effort to distinguish the FITT Energy Shot in the marketplace, FITT decided to forgo sales of its products while it conducted a randomized, single center, double-blind, crossover trial which evaluated the impact on resting blood pressure of the ingestion of the FITT Energy Shot and two leading competitors’ products.  FITT expects to re-introduce the FITT Energy Shot along with additional products in the near future.

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

There were no accounts receivable at either December 31, 2011 or 2010.  In addition, there were no sales during either 2011 or 2010.

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

Fair Value of Financial Instruments
On January 1, 2009, the Company adopted ASC 820 (“ASC 820”) – Fair Value Measurements and Disclosures.  The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

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

As of December 31, 2011 and 2010, the Company did not have any level 1, 2, or 3 assets or liabilities.

Debt Issued with Common Stock
Debt issued with common stock is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt With Conversion or Other Options. The Company records the relative fair value of common stock related to the issuance of convertible debt as a debt discount or premium.  The discount or premium is subsequently amortized to interest expense over the expected term of the convertible debt.

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

In July 2006, the FASB issued ASC 740-10 (“ASC 740-10”) – Accounting for Uncertainty in Income Taxes.  The pronouncement clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  ASC 740-10 was effective for fiscal years beginning after December 15, 2006.  The cumulative effect of adopting ASC 740-10 was required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The adoption of ASC 740-10 did not have a material impact to the Company’s financial statements.

Revenue Recognition
Royalty revenue is recorded when earned in accordance with the underlying agreement.  To date royalty revenue has been insignificant.

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are antidilutive in the loss periods.  At December 31, 2011 and 2010, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the years.  For the year ended December 31, 2011, the Company had 284,167 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting.  For the year ended December 31, 2010, the Company had 412,415 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended standards to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Management does not believe the adoption of these changes will have an impact on our financial statements.

In June 2011, the FASB issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders' equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. Management does not believe the adoption of these changes will have an impact on our financial statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity's financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for us on January 1, 2013. Management does not believe the adoption of these changes will have an impact on our financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.              Property and Equipment

Property and equipment consist of the following at December 31:

	2011	2010
Furniture and fixtures	$6,536	$6,536
Computers	4,884	6,716
Software	2,584	2,584
	14,004	15,836
Less accumulated depreciation	(13,253)	(14,108)
	$751	$1,728

Depreciation expense for the years ended December 31, 2011 and 2010 was $977 and $1,914, respectively.

4.              Accrued Expenses

Accrued expenses consist of the following at December 31:

	2011	2010
Estimated future cost of office lease abandoned	$—	$30,000
Interest	122,271	92,171
Other	107,148	107,040
	$229,419	$229,211

In December 2010, we settled litigation with the landlord of the abandoned office lease property for $20,000 in cash, which FITT agreed to advance, and 200,000 shares of our common stock (valued at $20,000).  Our payment obligations under the settlement were fully satisfied in the first quarter of 2011.  See Note 10 for further information.

5.              Accrued Compensation

Accrued compensation consists of the following at December 31:

	2011	2010
Accrued officers (and former officers) compensation	$554,382	$613,510
Other accrued compensation	116,362	158,742
Accrued payroll taxes	371,298	339,199
Other	4,386	4,386
	$1,046,428	$1,115,837

Due to our lack of capital, we have been unable to pay the majority of the compensation owed to certain of our employees and also have unpaid payroll taxes.  The accrued payroll taxes category includes amounts recorded for delinquent payments, inclusive of penalty and interest, of $269,663 and $267,489 at December 31, 2011 and 2010, respectively.  In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes.  Also in October 2010, the IRS served FITT with a Notice of Levy in the amount of $152,974 attaching all royalty payments payable to us by FITT over and above $83,166, which is the amount owed by us to FITT as of October 15, 2010.  The amount of the levy represents the amount of the IRS tax lien noted above plus statutory additions.

During 2011, our two existing employees elected to accept common shares in lieu of a portion of their accrued compensation.  On March 28, 2011, we filed a registration statement on Form S-8 under which 1,750,000 common shares were registered and issued to the two employees at a value of $0.08 per share, or $140,000.  On May 18, 2011, we filed another registration statement on Form S-8 under which 2,750,000 common shares were registered and issued to the two employees at a value of $0.10 per share, or $275,000.  During 2011, Accrued Officers Compensation and Other Accrued Compensation were reduced by $280,000 and $135,000, respectively, in connection with the issuance of these 4,500,000 shares.  In connection with their agreement to accept the common shares, the two employees agreed not to sell any of these shares issued them for a one-year period.  In March 2012, the two employees further agreed not to sell any of these shares until October 1, 2012.

In November of 2011, we entered into a settlement agreement with a former employee under which we settled all prior wage and other claims for 20,000 shares of our common stock valued at $1,200 and $500 cash.  We recorded a gain of $9,347 and reduced Other Accrued Compensation by $11,047 in connection with this settlement.

In January 2010, we entered into settlement agreements with three former officers under which these former officers agreed to forgo the repayment of accrued compensation and loans and advances owed to them.  As part of the settlement agreements, two of the three former officers also agreed to use their best efforts to liquidate a total of 2,044,428 shares of our common stock held in their name, and use the proceeds to repay certain debt including legal fees and delinquent payroll taxes.  In July 2011, the two former officers used 500,000 of their common shares to reimburse us for certain legal fees, in accordance with their settlement agreements, by transferring 500,000 of their shares to Equititrend Advisors, LLC, a company with which we entered into a consulting agreement effective July 8, 2011.  The transfer of the shares, which were valued at $21,000 based on the closing price of the stock on July 8, 2011, was accounted for as a capital contribution by the two former officers, and we recorded a general and administrative expense during the year ended December 31, 2011 in connection with this transaction.  The two former officers are currently in the process of liquidating the remainder of the shares.

6.              Notes Payable

Notes payable consist of the following at December 31:

	2011	2010
Note payable – distributor settlement	$202,000	$202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – bridge loans	50,000	—
Notes payable - other	150,000	150,000
Subtotal	502,000	452,000
Less current portion	(502,000)	(452,000)
Long-term portion	$—	$—

Note Payable – Distributor Settlement
This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which the Company agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010.  Interest was to accrue at 5% per annum beginning in August 2008.  The Company has made payments totaling $50,000 and is currently in default for non-payment.  As of December 31, 2011 and 2010, the outstanding balance of $202,000 at the end of each period was classified as a current liability in the accompanying balance sheet.  See Note 10.

Note Payable – Trademark Settlement
This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy.   The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid.  The payment of $25,000 was paid through an advance by a former officer.  The note payable contains no provision for interest.  As of December 31, 2011 and 2010, the Company was in default for non-payment and the outstanding balance of $100,000 at the end of each period was classified as a current liability in the accompanying balance sheet.   See Note 10.

Notes Payable – Bridge Loans
On April 18, 2011, we issued two notes with face value totaling $50,000 together with 500,000 shares of common stock with a market value of $0.06 per share on the date of issuance.  We calculated the relative fair market value to the debt and equity components and recorded discount on the notes of $17,949.  The notes, which are secured by all of our assets, had a maturity date of 60 days, and as a result, the discount on the notes was fully amortized to interest expense during 2011.  The notes bear no interest, but in the event all amounts due on maturity are not paid, a late fee in the amount of 2% per month, or portion of a month, on the unpaid principal is also payable until all amounts due under the notes are paid in full.

On August 30, 2011, one of our shareholders transferred 200,000 free-trading shares of our common stock to the holders of these notes as additional interest.  The transfer of the shares, which were valued at $9,000 based on the closing price of the stock on August 30, 2011, was accounted for as a capital contribution by the shareholder, and we recorded an interest expense during the year ended December 31, 2011 in connection with this transfer of shares.  As of December 31, 2011, no principal payments have been made on the notes and they remain outstanding and in default.

Notes Payable – Other
This category represents notes payable to two individuals.  The notes, in the amounts of $100,000 and $50,000, bear interest of 10% and 6%, respectively.  As of December 31, 2011 and 2010, the Company was in default for non-payment and the outstanding balance of the two notes totaling $150,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

7.              Advances from Related Parties

As previously discussed, we have limited capital resources and liquidity.  As a result, during the periods covered by this report, related parties advance funds to us in order for us to pay certain obligations.  Advances from related parties consist of the following at December 31:

	2011	2010
Advances from CEO and former officers	$102,087	$66,297
Advances from FITT	363,151	406,348
Advances from Shareholder	15,000	—
	$480,238	$472,645

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

While our Operating Agreement with FITT requires that it makes royalty payments to us based on sales of the FITT Energy Shot, its sales to date of that product have been insignificant.  Until FITT begins making significant sales of the FITT Energy Shot, any royalty payments we receive will not be large enough to reduce in any significant way the amount we owe FITT.  Therefore during the periods presented by this report, FITT has several times requested that we reduce the amount we owe them.

Activity in advances from related parties during 2011 and 2010 consists of the following:

	2011	2010
Balance beginning of period	$472,645	$390,025
Increases:
Transfer convertible notes and accrued interest to FITT	—	270,276
Net advances	348,593	195,482
Decreases:
Common shares issued to FITT	(216,000)	—
Common shares issued to Dr. Rand Scott	(25,000)	—
Common shares issued to Euro RSCG	(100,000)	—
Settlements with former officers	—	(375,324)
Other decreases	—	(7,814)
	$480,238	$472,645

On April 1, 2011, we agreed to issue FITT 3,000,000 shares of our common stock, valued at $216,000 based on the closing price of the stock on March 31, 2011, as a partial reduction of amounts we owed them.  Additionally, in May 2011, we entered into agreements with Dr. Rand Scott and Euro RSCG Direct Response, LLC (see Note 11) under which we agreed to issue a total of 1,250,000 shares of our common stock for services Dr. Scott and Euro would perform for FITT.  These shares were valued at a total of $125,000 based on the closing price of the stock on the dates of the agreements.  During 2011, we recorded the issuance of these 4,250,000 shares, with a total value of $341,000, as reductions in the debt we owed to FITT.

In October 2010, we offered holders of certain promissory notes with face value totaling $245,000 the opportunity to consent to the transfer of the unpaid principal and accrued interest balances of their notes from the Company to FITT.  During the fourth quarter of 2010, each of the holders of these promissory notes consented to the transfer of their note obligations to FITT.  In January 2010, as more fully described in Note 16, we reached agreements with former officers to settle various obligations we owed to them including advances of $375,324.

8.              Gain on Relocation of Office

In May 2009, the Company moved its office from Carlsbad, California to a smaller, less expensive office in Mission Viejo, California and abandoned the Carlsbad lease which was still in force and ran through March 2012.  We recorded a loss at the time based on our estimate of future net rental payments due to our landlord, H.G. Fenton Property Company (“Fenton”).  During the third quarter 2010 we re-evaluated the estimates used in our loss calculation, since the property had not yet been re-leased, and increased the estimated loss.

Effective December 17, 2010, we executed a Stipulation for Entry of Judgment and Conditional Dismissal.  Under the Stipulation, we agreed to accept a judgment against us in favor of Fenton in the amount of $294,590.  We also agreed to pay Fenton a settlement payment consisting of $20,000 cash, which FITT agreed to advance, and 200,000 shares of our common stock, which shares would be free-trading and unrestricted, which were valued at $20,000 on the effective date of the settlement, and Fenton agreed to accept the Settlement Payment in full satisfaction of the judgment amount.  As of December 31, 2010, we had made arrangements for obtaining the cash and free-trading shares required for the settlement payment and determined that the settlement was realizable.  Therefore, in 2010, we recorded a net gain of $169,950 in connection with our settlement of all obligations with respect to the abandoned lease.  The final portion of the settlement payment was made in March 2011.  See Notes 10 and 11.

9.       Commitments and Contingencies

The Company leases its current office space in Mission Viejo, California on a month-to-month basis and has no other non-cancellable operating leases.  The monthly payment under the lease is $2,000.  Rent expense under operating leases amounted to $23,750 and $20,700, respectively, for the years ended December 31, 2011 and 2010, respectively.

10.       Litigation

Sacks Motor Sports Inc.
On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the Court to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the United States District Court for the Middle District of Florida denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007 (the “Florida Judgment”).  On August 30, 2008, Sacks had the Florida Judgment filed in the United States District Court for the Southern District of California in an attempt to make collection against any of our California assets.

On July 16, 2008, we entered into an Assignment of Claims Agreement (“Assignment Agreement”) with Anga M’Hak Publishing (“Anga M’Hak”) and Edward Raabe, for the consideration of 150,000 shares of common stock and $100,000 in cash to be paid from the proceeds of a proposed private placement.  We believed Anga M’Hak had a claim to offset approximately $1,500,000 of the Florida Judgment.  As part of the Assignment Agreement, Anga M’Hak and Raabe agreed to execute affidavits detailing their entitlement to the above-referenced claims and monies.  In addition, they agreed to appear for depositions and as witnesses in court and to otherwise fully cooperate in our pursuit of these claims and we agreed to pay all reasonable expenses for their efforts.  We believed their affidavits would indicate that Sacks perpetrated fraud by not having the authority to enter into the sponsorship contract with us, which was the basis for the Florida Judgment.

In an effort to settle this matter, effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Sacks Settlement”) with Sacks and Greg Sacks (“Greg”).  Under the Sacks Settlement, we agreed to pay Sacks $100,000 on or before April 15, 2010 and to issue Sacks 1,000,000 shares of our common stock in the form of 10 certificates of 100,000 shares each (the “Sacks Shares”).  The Sacks Settlement called for the Sacks Shares to be delivered to a law firm we retained, Solomon Ward Seidenwurm & Smith, LLP (“SWSS”) with an irrevocable instruction to mail to Sacks one stock certificate of 100,000 shares per month for 10 consecutive months commencing July 15, 2010. Sacks agreed that it will not directly or indirectly sell, transfer or assign more than 100,000 shares of the Sacks Shares during any thirty day period at any time.

The Sacks Settlement provided that, once we made the $100,000 payment and delivered the Sacks Shares to SWSS, Sacks would irrevocably waive, release and surrender all rights relating to or arising from the Florida Judgment against us and would take all actions reasonably requested by us to cause the Florida Judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause the entire litigation to be dismissed with prejudice.  While we issued the Sacks Shares to Sacks on March 30, 2010, we were only able to raise $50,000 of the $100,000 payment due April 15, 2010.  Sacks refused to give us an extension to raise the additional $50,000, and we therefore could not fully perform our obligations under the Sacks Settlement including the delivery of the Sacks Shares to SWSS.  We are still hopeful that, if we are able to raise the $100,000, Sacks will honor the Sacks Settlement, although there is no certainty that Sacks will do so.  We have recorded the Sacks Shares at their par value of $1,000 and included the amount in prepaid expenses in the accompanying Balance Sheets.  In the event we are not able to complete the Sacks Settlement, the Sacks Shares will be cancelled.  If the Sacks Settlement is completed, we will value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation.

In the meantime, on November 10, 2011, we filed a Complaint in the United States District Court for the Southern District of California against Sacks seeking a reduction or complete offset to the Florida Judgment for the claims we acquired under the Assignment Agreement.  On December 21, 2011, the Court entered a default against Sacks due to Sacks’ failure to timely respond to our lawsuit.  On March 13, 2012, we filed a motion in the same United States District Court requesting the Court enter a judgment in our favor providing for the complete offset of the Florida Judgment.  Our motion included Declarations from Edward Raabe, a trustee for Anga M’Hak, and Peter Harraka, a former employee of Sacks, attesting to various aspects of our claim.  To date, Sacks has not responded to our most recent filing.  If the Court finds in our favor for the entire amount of our claim, we anticipate we will completely offset the Florida Judgment and remove the liability from our Balance Sheet in 2012.

Fish & Richardson
On or about May 15, 2008, Fish & Richardson, P.C. (“Fish”) filed an action against us in the Superior Court of California, County of San Diego, asserting claims for breach of a settlement agreement purportedly entered into in connection with fees allegedly owed by us to Fish for Fish’s providing us with legal services in the approximate amount of $255,000.  The settlement agreement, dated September 27, 2006, also granted Fish a security interest in our tradenames being used at the time, Who’s Your Daddy® and The King of Energy®, and all associated goodwill.  In its response to the Fish action, we asserted that the settlement agreement was void and that Fish failed to act as reasonably careful attorneys in connection with their representation of us.  Fish brought a motion for summary judgment which was heard on April 17, 2009, and the motion was granted.  On May 21, 2009, a judgment was entered against us for $273,835 plus interest of $74,817 through the date of the judgment.  On September 10, 2009, Fish filed an action to foreclose on their security interest in the tradenames.  Given our decision to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, we began working on an agreement with Fish to affect an orderly transfer of the tradenames to Fish.  Effective January 19, 2010, we entered into a settlement agreement with Fish wherein we agreed to transfer all right, title and interest in the tradenames to Fish and Fish agreed to acknowledge a full satisfaction of its judgment and to dismiss the Federal Action with prejudice.  The Fish Settlement Agreement was executed on January 21, 2010 and we recorded a gain on extinguishment of debt of $267,661 in 2010 for this settlement.

H.G. Fenton
On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against us in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.)  The complaint claimed damages in the amount of $420,000.  In our answer to the complaint, we contended that Fenton failed to mitigate damages, Fenton’s damages are speculative, and Fenton made certain representations concerning a lease restructure that we relied on to our detriment.  On March 26, 2010, we attended a Case Management Conference during which a tentative trial date was set for January 14, 2011.

Effective December 17, 2010, we executed a Stipulation for Entry of Judgment and Conditional Dismissal.  Under the Stipulation, we agreed to accept a judgment against us in favor of Fenton in the amount of $294,590.  We also agreed to pay Fenton a settlement payment consisting of $20,000 cash, which FITT agreed to advance, and 200,000 shares of our common stock, which shares would be free-trading and unrestricted, which were valued at $20,000 on the effective date of the settlement.  Fenton agreed to accept the Settlement Payment in full satisfaction of the judgment amount.  We paid $10,000 of the Settlement Payment in December 2010 through an advance from FITT.  In January 2011, a shareholder and one of our former officers transferred 200,000 of his free-trading shares to Fenton on our behalf.  In March 2011, we made the final payment of $10,000 through an advance from FITT in full satisfaction of its obligations under the Stipulation.  The payments and share issuance were in accordance with the requirements set forth in the settlement.  In January 2011, we issued 200,000 shares to the shareholder and former officer to replace the shares he transferred to Fenton.

Christopher Wicks/Defiance
On May 8, 2007, we were served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against us and two of our former officers, Edon Moyal and Dan Fleyshman, under a contract allegedly calling for the payment of $288,000 in cash plus stock in our subsidiary, Who’s Your Daddy, Inc., a California corporation, and a certain percentage of the revenues of that subsidiary.  On February 1, 2008, we entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which we agreed to pay the plaintiffs the sum of $252,000 under a payment schedule detailed therein.  As security for the settlement payment, defendants Fleyshman and Moyal together pledged 317,210 shares of our common stock owned and held by them.  We are currently in default of the Settlement Agreement.

Who’s Ya Daddy
On April 1, 2005, we received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that we were infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, we entered into a settlement agreement with Daddy pursuant to which we were granted an exclusive license to use Daddy’s trademark on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, we also agreed to remit to Daddy 12% of the licensing revenues received from third parties to which we had granted a sublicense for use of the trademarks on clothing.  By early 2008, we had not made any of the required payments under the settlement agreement.  On March 26, 2008, the Company, Dan Fleyshman and Edon Moyal each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  We settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by a Edon Moyal.  The remaining balance was to be repaid with bi-monthly payments of $10,000 beginning April 30, 2009.  We have not made any additional payments and are in default of the most recent settlement agreement.  As such, Daddy may elect to declare the recent settlement agreement null and void and resume its pursuit of the amount due under the original settlement agreement, but we have not yet been notified that Daddy has chosen to do so.

Straub Distributing
On July 30, 2008, we entered into a Compromise and Settlement Agreement and Mutual Release with Straub Distributing, L.L.C. (“Straub”), a California Limited Liability Corporation (the “Straub Settlement”).  We paid $7,500 on July 30, 2008 and were required to make two additional payments of $7,250 every sixty days for total payments to Straub of $22,000.  As part of the Straub Settlement, the parties executed a Stipulation for Entry of Judgment (the “Stipulation”) which could be pursued by Straub in the event any of the payments were late by more than fifteen days.  The Stipulation was in the amount of $40,000 against us plus attorney fees, costs and expenses to enforce the judgment, and was to be reduced by the amount of payments previously received.  We made one payment of $7,250, but were unable to make additional payments.  On January 2, 2009, Straub filed an action requesting entry of judgment against us in the principal sum of $25,250 as per the Stipulation.  The amount, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

Reuven Rubinson
On or about September 24, 2009, Leslie T. Gladstone, Trustee for Debtor Reuven Rubinson, filed a complaint against us in the United States Bankruptcy Court, Southern District of California, asserting claims for breach of contract, open book account, and turnover of property of the estate.  The claims stemmed from an employment agreement we had with Mr. Rubinson during the time Mr. Rubinson was our CFO.  Damages claimed in the complaint totaled $130,000 plus interest from July 2, 2007.  In our response to the complaint, we asserted that all debts previously owed to Mr. Rubinson had been paid in prior years either in cash or in shares of our common stock and that no further amounts were owed Mr. Rubinson.  On February 8, 2010 we agreed to a Stipulation to Settle Adversary Proceeding with the Trustee whereby, in complete settlement of all claims, we agreed to forward to the Trustee evidence of the 100,000 shares of our common stock which had previously been issued to Mr. Rubinson.

Markstein Beverage
On December 22, 2009, a Default Judgment was entered against us by Markstein Beverage Co. (“Markstein”) in the amount of $5,000.  The matter, which was heard in Superior Court of California, Small Claims Division, arose from purported unpaid product distribution costs borne by Markstein.  The amount, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

Get Logistics
On March 19, 2008, a complaint was filed against us by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,279 for unpaid shipping charges.  We are attempting to settle this matter.  The amount, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

Worldwide Express
On March 3, 2009, a judgment was entered against us in favor of Worldwide Express for unpaid delivery services.  The amount of the judgment was $8,794 inclusive of interest and costs.  The amount, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

Oswald & Yap
On January 13, 2012, a complaint was filed against us in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP.  The complaint, which is for unpaid legal services in the amount of $40,734, was also filed against our CEO and FITT.  Our CEO and FITT were never a party to any agreement with Oswald & Yap and have been dismissed from this case.  We are attempting to settle this matter.  The amount, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2011 and 2010 in connection with this matter.

11.       Gain on Extinguishment of Debt and Creditor Obligations

Following are the components of the gain on extinguishment of debt and creditor obligations for the years ended December 31:

	2011	2010
Settlement with former employee (Note 5)	$9,347	$—
Settlement with Fish (Note 10)	—	267,661
Conversion of 2008 Convertible Notes (Note 6)	—	(3,691)
Total net gain	$9,347	$263,970

12.       Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2011	2010

Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Amortization of debt discount and stock-based interest	-0.8%	-2.0%
Settlement with former officers and stock-based compensation	-7.8%	-35.2%
Non-deductible entertainment	-0.0%	-0.1%
Temporary differences:
Change in valuation allowance	-31.2%	-2.5%
Total provision	0.0%	0.0%

The major components of the deferred taxes are as follows at December 31:

	Asset (Liability)
	2011	2010
Current:
Reserves and accruals	$1,201,921	$1,052,269
Noncurrent:
Net operating losses	8,114,770	7,882,566
Stock compensation	664,309	498,662
Valuation allowance	(9,981,000)	(9,433,497)
Net deferred tax asset	$—	$—

Based on federal tax returns filed or to be filed through December 31, 2011, the Company had available approximately $20,564,000 in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating  loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure.  Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes.  For Federal income tax purposes, the net operating losses begin to expire in 2026.  State net operating loss carryforwards through December 31, 2011 are approximately $19,365,000 and begin to expire in 2011.  The Company has relied on the issuance of common stock to fund certain operating expenses.  The Company may have experienced a change in ownership as defined in Section 382 of the Internal Revenue Code.  In the event the Company experienced a change in ownership, net operating loss carryforwards for federal income tax reporting will be limited based on the fair value of the Company on the date of change in ownership.  Such change is expected to provide benefit to the Company only upon the attainment of profitability.

During the years ended December 31, 2011 and 2010, the Company’s valuation allowance increased (decreased) by approximately $547,503 and $(56,019), respectively.

The United States Federal return years 2008 through 2011 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations.  The Company is subject to examination by the California Franchise Tax Board for the years 2008 through 2011 and currently does not have any ongoing tax examinations.

13.       Preferred Stock

We have authorized 20,000,000 shares of preferred stock, none of which are issued and outstanding at December 31, 2011 and 2010, respectively.  Our preferred shares are not convertible into common stock and have no preference rights, however, each share is entitled to four votes on a common stock basis.  The Certificate of Designation related to these shares has not been filed with the State of Nevada and these preferred shares will not have voting power until this filing is accomplished.

14.       Common Stock

Sales of Common Stock
During 2010, we sold 575,000 shares of our common stock for cash proceeds of $60,000.

Common Stock issued for Accrued Compensation
As discussed in Note 5, during 2011 we issued our two existing employees, one of whom is an officer, 4,500,000 shares of our common stock in lieu of a portion of their accrued compensation.  The two employees agreed not to sell any shares issued them for a one-year period.  Accrued Officers Compensation and Other Accrued Compensation were reduced by $280,000 and $135,000, respectively, in connection with the issuance of these shares.

Also as discussed in Note 5, in 2011 we issued 20,000 shares of our common stock to a former employee in connection with a settlement of all prior wage and other claims.

During 2010, we issued 75,000 shares of common stock a former officer in settlement of accrued salaries and advances owed to him.  The fair value of the shares of $13,500 was based on the closing stock price on the date of issuance.  See Note 16.

Common Stock to Consultants and Advisors for Services
During 2011, we issued 3,400,000 shares of common stock, valued at $260,750 in payment for strategic alliance, investor relations and legal services.  This included a total of 1,750,000 shares, with an aggregate value of $135,000, registered on Forms S-8 filed March 28, 2011, May 18, 2011 and November 4, 2011 issued to our corporate counsel for providing legal services.

During 2010, we issued a total of 19,820,000 shares of common stock, valued at $1,068,453, in payment for marketing, representation, production, investor relations, and operating services.  This included 5,000,000 shares issued to FITT in connection with our Operating Agreement and 10,000,000 shares previously committed and expensed in 2009.

The fair value of the issued shares was determined based on the closing stock price on the date of issuance or commitment, and the shares were earned on their respective vesting dates.

We have recorded expenses for shares issued for services rendered in the accompanying Statements of Operations for December 31, 2011 and 2010 as follows:

	2011	2010
Selling and marketing	$55,000	$921,175
General and administrative	216,481	147,278
Total	$271,481	$1,068,453

Common Stock Issued for Creditor Obligations and to Settle Litigation
In December 2010, as part of our settlement of litigation with Fenton, the landlord of the abandoned office lease property in Carlsbad, California, we agreed to issue 200,000 free-trading shares of our common stock to Fenton.  In January 2011, a shareholder and one of our former officers transferred 200,000 of his free-trading shares to Fenton on our behalf.  Shortly thereafter in January 2011, we issued 200,000 shares to the shareholder and former officer to replace the shares he transferred to Fenton.

As discussed in Note 10, effective March 30, 2010 we entered into the Sacks Settlement and issued Sacks 1,000,000 of our common shares.  Although we have been unable to complete the Sacks Settlement, we have recorded the shares at their par value of $1,000 and included the amount in prepaid expenses in the accompanying Balance Sheets.

Common Stock Cancelled
During 2011 and 2010, we cancelled 1,010,000 and 300,000 shares, respectively, which we had previously issued to the following service providers.

Pentony Enterprises LLC (“Pentony”) – see Note 16 for a description of the agreement with Pentony and the cancellation in 2011 of 275,000 shares previously issued to them.

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

S.A. Frederick & Co., LLC (“Frederick”) – see Note 16 for a description of the agreement with Frederick and the cancellation in 2011 of 545,000 shares previously issued to them.

Dr. Robert Maywood – On March 3, 2010 we canceled 300,000 shares of common stock issued in to Dr. Maywood in October 2009, as certain services were not rendered.

Warrants
A summary of the status of warrants for the years ended December 31, 2011 and 2010 is as follows:

	Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2009	1,018,248	$7.13
Granted	—	—
Exercised	—	—
Cancelled	(605,833)	8.99
Warrants outstanding, December 31, 2010	412,415	$4.39
Granted	—	—
Exercised	—	—
Cancelled	(128,248)	10.86
Warrants outstanding, December 31, 2011	284,167	$1.48

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average remaining life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.75 - $6.00	250,000	0.94	$0.75	250,000	$0.75
$6.00 - $9.00	34,167	0.33	6.80	34,167	6.80
	284,167			284,167

There was no expense related to warrants during the years ended December 31, 2011 and 2010.

Stock Options
During the years ended December 31, 2011 and 2010, there were no stock options outstanding and there was no expense related to stock options.

On June 29, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the grant of equity awards to our directors, officers, other employees, consultants, independent contractors and agents, including stock options to purchase shares of our common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares.  Up to 833,333 shares of our common stock may be issued pursuant to awards granted under the 2007 Plan, subject to adjustment in the event of stock splits and other similar events.  The 2007 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.  As of December 31, 2011, no stock option grants have been made under the 2007 Plan.

16.       Agreements

2011 AGREEMENTS
Agreement with E 2 Investments, LLC
On January 24, 2011, we entered into a Consulting Agreement with E 2 Investments, LLC, a company with significant experience in acquisitions, joint ventures, business relations and public company relations.  The agreement, which had a term of 8 weeks, called for E 2 Investments to provide advice on financing, acquisitions, joint ventures, public company relations and to introduce us to potential investors.  In connection with agreement, we issued to E 2 Investments 700,000 shares of our common stock, 300,000 of which we issued directly and which carried a Rule 144 restriction.  The remaining 400,000 shares, which were required to be free-trading, were transferred to E 2 Investments on our behalf by one of our employees and shareholders.  The shares issued were fully vested as of the effective date of the agreement and we have recorded a stock-based general and administrative expense of $31,500 in 2011, which equates to the aggregate value of all shares issued to E 2 Investments based on the market value on the date of the agreement.  On January 31, 2011, we issued 400,000 shares to the employee and shareholder to replace the shares he transferred to E 2 Investments.

Agreement with Gene Stohler
On February 23, 2011, we entered into a Consulting Agreement with Gene Stohler, an individual with significant experience in strategic alliances and marketing.  The agreement calls for Mr. Stohler to provide services in the areas of product development and endorsement, strategic marketing, and product support and to introduce us to potential strategic partners.  Under the agreement, which has a term of 12 months, Mr. Stohler received 100,000 shares of our common stock.  The shares were fully vested on February 23, 2011, the date of issuance, and we have recorded a stock-based marketing expense of $7,000 during 2011 based on the market price of the shares on the date of issuance.

Agreement with The Street Awareness
On March 22, 2011, we entered into an agreement with The Street Awareness.  Under the agreement, The Street Awareness agreed to conduct a comprehensive investor relations campaign of approximately 75 days to improve market awareness for our company and our business prospects.  As consideration for the services to be performed by Street Awareness, we agreed to pay a fee of $250,000, payable $50,000 per week for five weeks beginning in April 2011.  Our first payment of $50,000 was made in April 2011 with funds received in borrowings from two private investors.  See Note 6.

On June 22, 2011, as discussed elsewhere in this Note, we entered into an investor relations agreement with Del Mar Corporate Consulting, LLC.  As a result, The Street Awareness agreement was terminated.  Prior to the termination, we had made payments to The Street Awareness totaling $99,000, which amount was recorded as a general and administrative expense during 2011.  No additional amounts are owed.

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

In May 2011, after making payments totaling $5,000 in cash and releasing to 55,000 shares to Frederick, the parties cancelled the agreement. In connection with the cancellation, it was agreed that our obligations under the agreement had been fully satisfied with the cash payments of $5,000 and the release of 55,000 shares, and we instructed our transfer agent to cancel the remaining 545,000 shares which had not been released.  During 2011, we recorded a marketing expense of $53,000, $48,000 of which was the value of the 600,000 shares originally issued based on their closing price on the date of issuance.

Agreement with Rand Scott, M.D.
On May 5, 2011, we entered into a Consulting Agreement with Rand Scott, M.D., who is a shareholder and the individual who collaborated with us in the development of the FITT Energy Shot.  Under the agreement, Dr. Scott agreed to create a double blind testing program covering changes in blood pressure resulting from the ingestion of the FITT Energy Shot and two other two-ounce energy shots currently being sold in the marketplace.  We intended to use the results to assist with the marketing of the product by FITT.  In addition, Dr. Scott agreed to identify and retain a reputable testing facility to perform the testing program, work with the testing facility to construct proper testing protocols for the testing program, supervise the testing, and review and approve the final testing report.

In connection with the agreement, we agreed to pay Dr. Scott the amount of $25,000.  We further agreed that our payment would be made with shares of our common stock, which would be registered by us on a Form S-8, and the number of which would be determined based on the per share price of the stock on the date of the S-8 filing.  On May 18, 2011, we filed a registration statement on Form S-8 under which 250,000 common shares were registered and issued to Dr. Scott, at a value of $0.10 per share, in fulfillment of our payment obligation under the agreement.  Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, we recorded this transaction during 2011 as a reduction of our indebtedness to FITT.

Agreement with Euro RSCG
On May 11, 2011, we entered into a Consulting Agreement with Euro RSCG Direct Response, LLC (“Euro”), a company that is currently performing a wide array of marketing services for FITT related to the FITT Energy Shot.   Under the agreement, Euro agreed to provide a number of services including developing an updated business strategy and creative assets, using information derived from the double blind testing program described above, to re-launch the marketing program for the FITT Energy Shot.  Euro also agreed to test for effectiveness with media buying, and assist with identifying and retaining a vendor to distribute nationally to the retail market space.

In connection with the agreement, we agreed to pay Euro the amount of $100,000.  We further agreed that our payment to Euro would be made with shares of our common stock, which would be registered by us on a Form S-8, and the number of which would be determined based on the per share price of the stock on the date of the S-8 filing.  On May 18, 2011, we filed a registration statement on Form S-8 under which 1,000,000 common shares were registered and issued to Euro, at a value of $0.10 per share, in fulfillment of our payment obligation under the agreement.  Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, we recorded this transaction during 2011 as a reduction of our indebtedness to FITT.

Agreement with Del Mar Corporate Consulting
On June 22, 2011, we entered into an investor relations agreement with Del Mar Corporate Consulting, LLC (“Del Mar”).  Under the agreement, which was to expire October 31, 2011 and could be terminated on five (5) days’ notice, Del Mar agreed to provide a variety of investor relations services intended to provide market awareness for our company and to help enhance and elevate our presence within the investor community.  As consideration for the services, we agreed to make a down payment of $10,000 and make additional scheduled payments totaling $22,500 in cash and 600,000 shares of common stock.

On July 7, 2011, we terminated the agreement.  No additional cash was paid, no shares were issued and no additional amounts were owed after the payment of $10,000.  During 2011, we recorded the $10,000 payment as a general and administrative expense.

Agreement with Equititrend Advisors
On July 8, 2011, we entered into a Consulting Agreement with Equititrend Advisors, LLC.  Under the agreement, which had a term of six (6) months, Equititrend was to provide public relations, communications, advisory and consulting services revolving around a program to increase the investment community’s awareness of our company’s activities.  As consideration for the services to be performed, we agreed to issue Equititrend 1,500,000 shares of common stock on scheduled dates, 750,000 of which would be restricted and 750,000 of which were to be unrestricted and free-trading.  As required by the agreement, on its effective date, we issued Equititrend 250,000 shares of our common stock which carried a Rule 144 restriction.  The agreement also required the issuance to Equititrend of 500,000 free-trading shares on the agreement’s effective date.  The free-trading shares were transferred to Equititrend on our behalf by two of our shareholders and former officers as described in Note 5.  The shares were vested and valued on the effective date of the agreement.  During 2011, we recorded a stock-based general and administrative expense totaling $31,500 in connection with this agreement.  During the third quarter of 2011, we terminated the agreement after giving appropriate notice and no further shares were issued to Equititrend.

Agreement with Equities Awareness Group
On September 21, 2011, we entered into a Financial Marketing Consulting Services Agreement with Equities Awareness Group (“EAG”).  Under the agreement, which had a term of 8 weeks, EAG was to assist in our investor relations efforts in order to increase the investment community’s awareness of our company.  As consideration for the services to be performed by EAG, we agreed to pay a total fee of $340,000, with payments scheduled on a weekly basis and services performed during the week after each payment was received.  In October 2011, after making payments totaling $120,000, we determined that any additional services to be provided by EAG would not be effective, and we effectively cancelled the agreement by making no further payments.  During 2011, we recorded a general and administrative expense totaling $120,000 in connection with this agreement.

Agreement with Atlanta Capital
On December 7, 2011, we entered into a Consulting Agreement with Atlanta Capital Partners, LLC (“ACP”).  Under the agreement, which has a term of 90 days, ACP agreed to create a mutually acceptable plan which could include, but not be limited to, the following services:  an investment opinion issued via GlobeNewsWire; an email alert sent to OTCstockreview.com subscribers; and/or inclusion in the OTC Stock Review bi-monthly printed newsletter that ACP distributes to 10,000 subscribers.  The agreement called for the payment to ACP of $5,000 upon execution of the agreement.  In addition, the agreement called for the issuance of 250,000 shares of common stock upon execution of the agreement, 100,000 common shares within ten days of the agreement’s execution and 400,000 shares by January 15, 2012.  All 750,000 shares issuable under the agreement were to be free-trading and the final two issuances totaling 500,000 shares were to be issued at our discretion.  The first issuance of 250,000 free-trading shares was made in 2011 on our behalf by one of our shareholders.  The final issuances totaling 500,000 free-trading shares were made during the first quarter of 2012 on our behalf by another one of our shareholders.  See Note 17.

All shares issued to ACP were valued as of the effective date of the agreement and vested when issued.  In connection with this agreement, we recorded a general and administrative expense in the amount of $23,481 in 2011 and we will record an additional expense in 2012 in the amount of $7,631.

2010 AGREEMENTS
Agreement with MRR Investments
On January 13, 2010, we entered into a Marketing & Representation Agreement with MRR Investments, LLC, a company with significant experience in marketing and strategic alliances.  The agreement called for MRR to provide services in the areas of product endorsement, strategic marketing, product support and strategic introductions.  Under the agreement, which had a term of 12 months, MRR received 75,000 shares of our common stock.  The shares were fully vested on January 13, 2010, the date of issuance, and we recorded a stock-based marketing expense of $14,175 during 2010 based on the market price on the date of issuance.

Debt Compromise – Former Officers
We entered into letter agreements (the “Letter Agreements”) dated January 13, 2010 with two former officers and directors, Dan Fleyshman (“Fleyshman”) and Edon Moyal (“Moyal”), whereby Fleyshman and Moyal agreed that we would not be required to repay indebtedness owed them totaling $630,691 ($200,458 in accrued salaries, $370,026 in unpaid loans and advances, and $60,207 in unpaid services provided).  Additionally, the Letter Agreements require Fleyshman and Moyal to use their best efforts to liquidate a total of 2,044,428 shares of our common stock (the “Former Officers’ Shares”) held in their name, and use the proceeds to repay certain portions of our debt (the “Specified Debt”), including delinquent payroll taxes.  We did not provide a release to Fleyshman and Moyal for any liability they may have for the Specified Debt.  There can be no assurance that the proceeds from liquidation of the Former Officers’ Shares, net of fees (including legal fees) and costs of liquidation, would be sufficient to repay the Specified Debt.

We entered into a Settlement Agreement and General Release (the “Officer Settlement Agreement”) dated January 15, 2010 with another former officer (the “Officer”) whereby the Officer agreed to accept 75,000 shares of the Company’s common stock (the “Shares”) as full repayment of indebtedness owed by us totaling $183,981 ($178,683 in accrued salaries and $5,298 in unpaid loans and advances).

In connection with the Letter Agreements and the Officer Settlement Agreement, we recorded an adjustment to Additional Paid-in Capital in the amount of $835,295 during 2010 related to the forgiveness of their debts because of their prior capacity as officers and/or directors.  The adjustment to Additional Paid-in Capital was computed as follows:

Accrued salaries – not repaid	$379,141
Officer advances – not repaid	375,324
Accounts payable obligation – not repaid	60,207
Reduction in accrued payroll taxes on accrued payroll	34,123
Subtotal	848,795
Less: value of shares received by Officer	(13,500)
Adjustment to additional paid-in capital	$835,295

Amendments to Sam Maywood Agreement
On July 28, 2009, we entered into a Marketing & Representation Agreement with Sam Maywood M.D. (the “S. Maywood Agreement”), a Board Certified Anesthesiologist and pain management specialist, who has extensive experience in understanding the use and benefits of herbal products and their associated marketing.  On March 3, 2010, we entered into Amendment No. 2 to the S. Maywood Agreement which included the issuance of 1,000,000 shares, and on May 1, 2010, we entered into Amendment No. 3 to the S. Maywood Agreement which included the issuance of an additional 1,000,000 shares.  The shares were fully vested on the dates of issuance (March 3, 2010 and May 1, 2010), and we recorded stock-based marketing expense of $290,000 during 2010 based on the market prices on the dates of issuance.

Agreement with APPL
On March 23, 2010, we entered into a Financial Public Relations Agreement with APPL International Inc. (“APPL”) under which APPL agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on our behalf.  The agreement had a term of six (6) months and could be terminated by either party with immediate notice.  In connection with the agreement, we agreed to issue 1,000,000 shares of our common stock to an employee of APPL.  The shares were fully vested on March 23, 2010, the date of issuance, and were being released to APPL’s employee on an agreed upon schedule.  The Company recorded stock-based general and administrative expense of $60,000 during 2010 based on the market price on the date of issuance.

Agreement with ICA
On April 9, 2010, we entered into a Consulting Agreement with Issuers Capital Advisors, LLC (“ICA”) under which ICA agreed to provide a variety of public relations services including press release and other correspondence with the public, investors, portfolio managers, brokers and analysts on our behalf.  The agreement had a term of six (6) months and could be terminated by either party after 60 days for any reason.  In connection with the agreement, we agreed to issue 570,000 shares of its common stock to ICA.  The shares were fully vested on April 9, 2010, the date of issuance, and are being released to ICA on an agreed upon schedule.  We recorded stock-based general and administrative expense of $57,000 during 2010 based on the market price of the shares on the date of issuance.

Agreement with Sports 1 Marketing LLC
In 2009, we entered into a Marketing & Lead Generation Agreement with LSSE, LLC (“LSSE”).  Under the agreement, LSSE agreed to provide a variety of services including marketing, public relations, and merchandising services, including endorsement of our products by NFL Hall of Fame quarterback, Warren Moon, who was affiliated with a principal of LSSE.  We agreed to compensate LSSE by issuing them 10,000,000 shares of our common stock, 1,000,000 of which were to be issued to Mr. Moon.  LSSE could not fulfill its obligations under the agreement and they instructed us to inform our transfer agent not to issue the 10,000,000 shares.  Due to recent changes at LSSE, Mr. Moon agreed to perform the obligations contained in the agreement with LSSE, under the same terms and conditions, through a company he owned named Sports 1 Marketing LLC (“Sports 1”), for the same 10,000,000 shares committed to LSSE.  Mr. Moon and Sports 1 have the same athlete and media contacts to be able to perform the consulting services outlined in the agreement with LSSE.

On April 21, 2010, we issued the 10,000,000 shares previously committed, with 1,000,000 shares issued and released to Mr. Moon immediately.  The remaining 9,000,000 shares are being released to Sports 1 on an agreed upon schedule.  All shares were previously expensed in 2009 upon the initial agreement with LSSE and no additional expense was recognized in 2010.

FITT Operating Agreement
As discussed in Note 1, we entered into an Operating Agreement with FITT on August 12, 2010.  Under the terms of the Operating Agreement, FITT will perform the majority of our operating services, including among other things, selling, marketing, producing and distributing of the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay us a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  This royalty obligation will first be offset against amounts owed by us to FITT, and next by the IRS Levy discussed in Note 6, after which royalty payments will be made directly to us.  FITT will also have the option, but not be required, to advance funds to us.  We issued FITT 5,000,000 shares of our common stock in connection with the Operating Agreement, which shares were fully vested, and valued for accounting purposes, as of the date of the agreement.  While FITT has indicated it will use the shares as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will incur and record all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either the invested dollars or from FITT’s operations will be the property of FITT.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses and of raising capital.  During 2010, we recorded a stock-based selling and marketing expense of $500,000, based on the market price on the date of the agreement, in connection with this transaction.

From the inception of the Operating Agreement through December 31, 2011, the amount of the royalty obligation owed to the Company by FITT was insignificant.

Agreement with Tribe Communications
On October 15, 2010, we entered into a Marketing and Production Agreement with Tribe Communications, Inc. (“Tribe”).  Under the agreement, which had a term of three months, Tribe agreed to conduct and broadcast three (3) radio and four (4) television interviews with our CEO on the Big Biz Show, a business radio and internet television talk show broadcast out of San Diego, California.  The interviews with our CEO, which were intended to create public awareness of our company’s activities, discussed FITT’s plan to rollout of the FITT Energy Shot and the impact that may have for us as a result of the royalty arrangement with FITT.  The interviews, each of which were approximately 25 minutes in length, were to be re-broadcast 21 times (both radio and television) during the term of the agreement.  In addition, Tribe agreed to provide a 5 to 10 minute live, on-air radio review of any newsworthy Company event within 24 hours of such event taking place.  In connection with the agreement, we agreed to issue 900,000 shares of our common stock to Tribe, 700,000 of which would come directly from us and carry a Rule 144 restriction and 200,000 of which would be free-trading and transferred to Tribe on our behalf by one of our shareholders and former officers.  The shares issued were fully vested as of the dates of issuance and transfer, and we recorded a selling and marketing expense of $117,000 in 2010, which equates to the aggregate value of all shares issued to Tribe based on the market value on the date of the agreement with Tribe.  On November 22, 2010, we issued 200,000 shares to the shareholder and former officer to replace the shares he transferred to Tribe on our behalf.

Agreement with Pentony Enterprises LLC
On November 17, 2010, we reached an agreement with Pentony Enterprises LLC (“Pentony”) under which Pentony agreed to provide investor relations services to us, including among other things coverage on Pentony’s website, StockGuru.com, blog coverage on the website, trade alerts, and audio interviews.  The agreement expired February 15, 2011.  In connection with the agreement, we issued Pentony 275,000 shares of our common stock.  The shares were fully vested on November 17, 2010, the date of issuance, and we recorded a general and administrative expense of $30,278 in 2010 in connection with the agreement.  Pentony subsequently determined they were unable to perform the required services and returned the shares to us for cancellation.  The shares were cancelled May 27, 2011.

17.       Subsequent Events

Oswald & Yap Litigation
On January 13, 2012, a complaint was filed against us in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP.  The complaint, which is for unpaid legal services in the amount of $40,734, was also filed against our CEO and FITT.  Our CEO and FITT were never a party to any agreement with Oswald & Yap and have been dismissed from this case.  We are attempting to settle this matter.

Issuance of Shares of Common Stock
On February 21, 2012, we entered into a Debt Satisfaction Agreement with a shareholder, Dr. Sam Maywood, under which we agree to issue 500,000 shares of our common stock to Dr. Maywood, or his designees, in satisfaction of $15,000 we owed to him.  Dr. Maywood instructed us to issue the shares, which were valued at $15,000 based on the market price of the stock at the close of business on February 17, 2012, to two parties in satisfaction of our obligations under our agreement with ACP which is described in Note 16.

As described in Note 10 under Sacks Motor Sports, Inc., on July 16, 2008, we entered into an Assignment Agreement with Anga M’Hak and Edward Raabe.  As part of our obligations under the Assignment Agreement, we agreed to pay reasonable expenses for work performed in the pursuit of our claims.  On March 7, 2012 we agreed to issue 350,000 shares of our common stock to Raabe Racing Enterprises Inc., a subsidiary of Anga M’Hak, and on March 8 we agreed to issue 350,000 shares of our common stock and make a payment of $1,000 to Peter Harraka.  The share issuances and payment was made in consideration for the time and expenses incurred by the two parties in the pursuit of our claims against Sacks, including providing Declarations supporting certain of our allegations.  The 700,000 shares were fully vested on the dates of each of the agreements and, during the first quarter of 2012, we will record a general and administrative expense of $19,600 in connection with these transactions.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2011 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of December 31, 2011.

ITEM 9A(T).   CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Michael R. Dunn	60	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Derek Jones	73	Director

Michael R. Dunn, our Chief Executive Officer, Chief Financial Officer, and member of our Board of Directors, joined us on May 28, 2008.  He has been responsible for the entire operation and restructuring of our company which has never made a profit.  Our company, which has minimal revenues, is a turn-around project.  In order to be successful, we require a significant reduction of our debt mitigation, a major capital infusion and a more effective product distribution.  Mr. Dunn, through his personal relationships with physicians, spearheaded the development of a new energy shot (the FITT Energy Shot) to appeal to a broader age group and gender demographic.  Additionally, through his previous relationships he retained a new accounting firm to perform the our audits and relocated our office from Carlsbad, CA to Mission Viejo, CA to significantly reduce overhead.

Mr. Dunn established F.I.T.T. Energy Products, Inc. (“FITT”), a private company controlled by certain of its investors and Company management, to perform the majority of our operating services.  Through FITT, he was able to enter into contracts for product formulation and production, marketing, fulfillment and call center services.  Also using FITT, Mr. Dunn was able to retain two crucial marketing partners to assist with FITT’s product rollout efforts – GRIPS Marketing Corporation and Euro RSCG Edge. GRIPS is a marketing company managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has significant relationships with some of the largest distributors that service those outlets.  Euro, which is a member of Euro RSCG Worldwide, one of the largest marketing companies in the world, is helping FITT create important marketing resources, including a television commercial, a microsite for internet marketing, a media placement program and an overall advertising campaign for the retail marketplace.  Mr. Dunn has coordinated a debt mitigation program, settling in excess of $1.9 million in debt, including the conversion of convertible promissory notes issued in 2008, resulting in a reduction in the shareholder deficit of approximately $1.8 million.

From December 1995 through 2010, Mr. Dunn was the Chief Executive Officer of Bankers Integration Group, Inc., an e-commerce company serving the automotive finance and insurance industry.  Bankers Integration Group, Inc. filed for Chapter 11 bankruptcy protection in October of 2007 and Mr. Dunn acted as the Trustee and coordinated the sale of the assets. The case was closed on November 17, 2010.  Mr. Dunn also served as Chairman and Chief Executive Officer of Mountaineer Gaming, a Russell 2000 gaming and entertainment company, as well as being the owner, manager, or director of various businesses, both large and small.  Mr. Dunn attended La Crosse State University, Wisconsin, in business and has extensive training in business management and leadership.

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

To the best of our knowledge, since December 31, 2010, the following delinquencies occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Sports 1 Marketing, former 10% Shareholder	2	4	2

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael R. Dunn, CEO, CFO (1)	2011	$208,373	$-0-	$-0-	$-0-	$-0-	$-0-	$208,373
	2010	$198,450	$-0-	$-0-	$-0-	$-0-	$-0-	$198,450

(1)	Joined us May 28, 2008. For 2011 and 2010, only $1,000 and $1,000, respectively, of Mr. Dunn’s salary was paid. The remainder was accrued.

Employment Agreements

Michael R. Dunn
On August 24, 2009, we entered into an Employment Agreement with Michael R. Dunn (the “Dunn Agreement”) to serve as our Chief Executive Officer (“CEO”) and Chairman of the Board of Directors (“Chairman”).  Mr. Dunn has been serving as our CEO and Chairman since May 28, 2008.  The Dunn Agreement supersedes and replaces any prior employment agreement or arrangement between our company and Mr. Dunn.  The Dunn Agreement has a term of two years (the “Initial Term”).  Unless sooner terminated pursuant to the terms thereof, Mr. Dunn’s employment will automatically renew for additional one-year terms (each a “Renewal Term”).  Mr. Dunn will receive an initial annual salary of $189,000 per year, which will be increased by 5 percent on January 1st of each year.  He will also receive a monthly home office expense allowance of $2,000 and a monthly car allowance of $750.  If we fail to make any regularly scheduled payment of salary amounts owed to Mr. Dunn under the Dunn Agreement within fifteen (15) days of their due date, in lieu of such payment and subject to applicable securities laws, we shall issue, at Mr. Dunn’s option, shares of our common stock with a value of 150% of the payment owing to Mr. Dunn, such shares valued at the price per share in the last reported trade of our common stock on the date such payment should have been made.  Mr. Dunn will also be eligible to receive a bonus of $110,000, which is contingent upon his continued employment and our success in raising capital as follows:  $60,000 of the bonus shall be due and payable upon our completion of a capital raise of at least $900,000 for the period May 28, 2008 to November 1, 2009, and the remaining $50,000 shall be due and payable upon our completion of at least an additional $750,000, over and above the $900,000, in capital financing by January 1, 2010.  Mr. Dunn was also granted 14 million (14,000,000) shares of our common stock, vesting immediately, with a minimum of 13 million (13,000,000) shares restricted and subject to a lock-up provision that prohibits Mr. Dunn from selling, transferring or otherwise encumbering the shares for a period of six (6) months.  In addition, the shares are subject to forfeiture under certain circumstances in the first 6 months of the Dunn Agreement.  Mr. Dunn also is entitled to additional benefits commensurate with the position of Chief Executive Officer, including paid vacation, reimbursement of reasonable and necessary business expenses incurred in the performance of his duties, and eligibility to participate in our employee benefit plans.

If we terminate Mr. Dunn’s employment for any reason other than just cause, Mr. Dunn will be entitled to payment of his annual salary, as in effect on the date of his termination, for either twelve (12) months or through the Initial Term or any applicable Renewal Term, whichever period of time is longer.  In addition we will continue to pay for coverage for Mr. Dunn and his dependents under our group insurance plans for a period of twelve (12) months from the effective date of termination.  The Dunn Agreement also contains customary non-disclosure/non-solicitation and non-competition provisions.

On November 25, 2009 we entered into Amendment #1 to the Dunn Agreement under which the sections of the Dunn Agreement relating to Prohibited Behavior and Business Opportunities were amended to allow Mr. Dunn to have an interest in and participate in FITT.

The 14 million shares were fully vested on August 24, 2009, the date of issuance.  Accordingly during 2009, we recorded stock-based compensation expense of $350,000, based on the market price on the date of issuance.

Robert E. Crowson, Jr.
On August 24, 2009, we entered into an Employment Agreement with Robert E. Crowson, Jr. (the “Crowson Agreement”) to serve as our Controller, a non-officer position.  The Crowson Agreement has a term of two years (the “Initial Term”).  Unless sooner terminated pursuant to the terms thereof, Mr. Crowson’s employment will automatically renew for additional one-year terms (each a “Renewal Term”).  Mr. Crowson will receive an initial annual salary of $120,000 per year, which will be increased by 5 percent on January 1st of each year.  If we fail to make any regularly scheduled payment of salary amounts owed to Mr. Crowson under the Crowson Agreement within fifteen (15) days of their due date, in lieu of such payment and subject to applicable securities laws, we shall issue, at Mr. Crowson’s option, shares of our common stock with a value of 150% of the payment owing to Mr. Crowson, such shares valued at the price per share in the last reported trade of our common stock on the date such payment should have been made.  Mr. Crowson was also granted 3 million (3,000,000) shares of our common stock, vesting immediately, with a minimum of 2.4 million (2,400,000) shares restricted and subject to a lock-up provision that prohibits Mr. Crowson from selling, transferring or otherwise encumbering the shares for a period of six (6) months.  In addition, the shares are subject to forfeiture under certain circumstances in the first 6 months of the Crowson Agreement.  Mr. Crowson also is entitled to additional benefits commensurate with the position of Controller including paid vacation, reimbursement of reasonable and necessary business expenses incurred in the performance of his duties, and eligibility to participate in our employee benefit plans.

If we terminate Mr. Crowson’s employment for any reason other than just cause, Mr. Crowson will be entitled to payment of his annual salary, as in effect on the date of his termination, for either twelve (12) months or through the Initial Term or any applicable Renewal Term, whichever period of time is longer.  In addition we will continue to pay for coverage for Mr. Crowson and his dependents under our group insurance plans for a period of twelve (12) months from the effective date of termination.

On November 25, 2009 we entered into Amendment #1 to the Crowson Agreement under which the sections of the Crowson Agreement relating to Prohibited Behavior and Business Opportunities were amended to allow Mr. Crowson to have an interest in and participate in FITT.

The 3 million shares were fully vested on August 24, 2009, the date of issuance.  Accordingly, during 2009, we recorded stock-based compensation expense of $75,000, based on the market price on the date of issuance.

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

During 2011 and 2010, the Company accrued director’s fees for Derek Jones in the amount of $12,000 and $12,000, respectively.

Grants of Plan Based Awards
There were no grants of plan-based awards during our last fiscal year.

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the common stock ownership as of the date of this Report, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company’s common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 90,254,938 shares of common stock outstanding.  Note that there are no outstanding preferred shares.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class(2)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class
Michael R. Dunn, CEO, CFO, Secretary, and Director	20,000,000	22.5%	-0-	0.0%
Derek Jones, Director	100,000	*	-0-	0.0%
All executive officers and directors as a group (two persons)	20,100,000	22.6%	-0-	0.0%
Sam Maywood, MD	5,660,799	6.3%	-0-	0.0%
Rand Scott, MD	5,350,000	6.0%	-0-	0.0%

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

ITEM 13 .                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.                     PRINCIPAL ACCOUNTING FEES AND SERVICES

dbbmckennon (the “Independent Auditors”) were our independent auditors and examined our financial statements for the years ended December 31, 2011 and 2010, respectively.  The Independent Auditors performed the services listed below and were paid the aggregate fees listed below for the years ended December 31, 2011 and 2010.

Audit Fees
The Independent Auditors billed us aggregate fees of approximately $32,000 for the fiscal year ended December 31, 2011 and approximately $33,500 for the fiscal year ended December 31, 2010 for professional services rendered for their audit of our annual financial statements and their reviews of our financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees
The Independent Auditors did not bill us any fees for either of the years ended December 31, 2011 or 2010 for any audit- related professional services.

Tax Fees
The Independent Auditors did not bill us any fees for either of the years ended December 31, 2011 or 2010 for any professional services for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees
The Independent Auditors billed us aggregate fees of approximately $7,275 for the fiscal year ended December 31, 2011 for professional services related to their reviews of Form S-8 registration statements and their review of other documents in connection with a registration statement which was never filed.  The Independent Auditors did not bill us any fees for the year ended December 31, 2010 for any other professional services.

Board of Directors Pre-Approval Policies and Procedures
Our Board of Directors has policies and procedures that require the pre-approval by the Board of all fees paid to, and all services performed by, our independent accounting firms.  The fees and services provided as noted above were authorized and approved by the Board in compliance with the pre-approval policies and procedures described herein.

PART IV

ITEM 15.                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005(1)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001(2)
3.2	Amended and Restated Bylaws, dated December 4, 2001(2)
3.3	Amended and Restated Articles of Incorporation, dated April 27, 2005 (3)
3.4	Amended and Restated Articles of Incorporation, dated June 1, 2010 (4) (5)
10.1	Employment Agreement with Michael R. Dunn dated August 24, 2009 (6)
10.2	Employment Agreement with Robert E. Crowson, Jr. dated August 24, 2009 (6)
10.3	Letter Agreement with Dan Fleyshman dated January 13, 2010 (7)
10.4	Letter Agreement with Edon Moyal dated January 13, 2010 (7)
10.5	Settlement Agreement and General Release with Joseph Conte dated January 15, 2010 (7)
10.6	Settlement Agreement and Release of All Claims with Fish & Richardson P.C. dated January 19, 2010 (7)
10.7	Settlement Agreement and Release with Sacks Motor Sports, Inc. and Greg Sacks dated effective March 30, 2010 (8)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.
(2)	Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.
(3)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 28, 2005.
(4)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 21, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 21, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 26, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 22, 2010.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FITT HIGHWAY PRODUCTS, INC.

DATED: April 16, 2012	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)