Form 10-Q
period 2012-03-31
FITT HIGHWAY PRODUCTS, INC.
filed 2012-05-17
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

FITT HIGHWAY PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

26381 Crown Valley Parkway, Suite 230, Mission Viejo, CA 92691
(Address of principal executive offices)

(949) 582-5933
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company: in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

As of May 17, 2012, there were 90,254,938 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.
FORM 10-Q
MARCH 31, 2012

i

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	March, 31 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaids and other	1,000	1,000
Total current assets	1,000	1,000
Property and equipment, net	507	751
Total assets	$1,507	$1,751

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$945,650	$869,734
Accrued expenses	238,193	229,419
Accrued compensation	1,144,659	1,046,428
Accrued litigation	1,790,000	1,790,000
Notes payable	502,000	502,000
Advances from related parties	515,242	480,238
Total current liabilities	5,135,744	4,917,819
Total liabilities	5,135,744	4,917,819

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized, 90,254,938 and 89,054,938 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	90,255	89,055
Additional paid-in capital	29,350,550	29,327,381
Accumulated deficit	(34,575,042)	(34,332,504)
Total shareholders’ deficit	(5,134,237)	(4,916,068)
Total liabilities and shareholders’ deficit	$1,507	$1,751

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Selling and marketing	1,101	58,071
General and administrative	229,429	199,571
Total operating expenses	230,530	257,642
Operating loss	(230,530)	(257,642)

Other (income) expense:
Interest expense	11,608	6,865
Other expense, net	400	400
Loss before income taxes	(242,538)	(264,907)
Income taxes	—	—
Net loss	$(242,538)	$(264,907)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares used in basic and diluted per share calculations	89,398,827	78,000,494

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(242,538)	$(264,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	24,369	86,500
Depreciation	244	244
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	4,983
Accounts payable	75,916	29,092
Accrued expenses	8,774	(4,118)
Accrued compensation	98,231	96,967
Net cash used in operating activities	(35,004)	(51,239)

Cash flows from financing activities:
Net advances from related parties	35,004	51,239
Net cash provided by financing activities	35,004	51,239

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,833	$1,090
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for accrued compensation	$—	$140,000
Issuance of common stock for prepaid expenses	$—	$60,000
Issuance of common stock in connection with litigation settlement	$—	$20,000

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

1.	Business

Business
FITT Highway Products, Inc. (the “Company”) is in the business of the manufacture (on an outsource basis), distribution and sale of energy drinks.  Our current active product is a two-ounce energy shot named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”).  As noted below, effective August 12, 2010 we entered into an Operating Agreement with F.I.T.T. Energy Products, Inc. (“FITT”), a separate entity controlled by certain of our investors and management and whose largest shareholder is our CEO.   Under the agreement, FITT is performing a majority of operating functions for the FITT Energy Shot, and is recording all related results of operations.  In exchange, FITT is obligated to pay us a royalty of $0.05 per bottle sold of the FITT Energy Shot.

During the second quarter of 2012, FITT expects to begin shipping the FITT Energy Shot, along with other products it has developed, primarily to the convenience store retail space.  In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”).  GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has long-term relationships with some major distributors that service those outlets.  In April 2012, with the assistance of GRIPS, FITT received a letter from a major national distributor in which the distributor agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the distributor’s customer base.   The distributor plans to launch FITT’s products in California, Nevada and Arizona beginning in May 2012, then moving across the country to other divisions.

Prior to the second quarter of 2009, we manufactured (on an outsource basis), marketed, and distributed both canned energy drinks and a two-ounce energy shot under the tradenames Who’s Your Daddy® and The King of Energy®.  In the second quarter of 2009, we temporarily suspended our sales activity to focus on modifying the Who’s Your Daddy energy shot, changing its name first to “F.I.T.T. Energy With Resveratrol”, then to “F.I.T.T. Energy for Life”, and creating a marketing program targeting a broader demographic for this product.  The FITT Energy Shot is essentially the same formula as the Who’s Your Daddy energy shot, but also contains additional ingredients which various scientific studies describe as having certain possible health and fitness benefits.

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

For the year ended December 31, 2011 and the three months ended March 31, 2012, we had no significant revenues.  This was primarily due to a lack of operating capital, our decision to temporarily suspend our sales activity to focus on a new marketing strategy and product development, and our Operating Agreement with FITT.  For the three months ended March 31, 2012, we experienced a net loss of $242,538.  As of March 31, 2012, we had negative working capital in excess of $5.1 million, which includes $1.8 million for an accrued arbitration award in favor of Sacks Motor Sports Inc. (“Sacks”) in connection with a lawsuit against us.  On May 2, 2012, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Sacks.  Under the Settlement Agreement, we agreed to issue Sacks a total of 4,000,000 common shares, which will be restricted from sale for a period of 12 months, and Sacks agreed to execute forms of Acknowledgement of Full Satisfaction of Judgment for filing in the California and Florida Courts.  See Note 7.

As a result of our substantial debt burden, we have been unable to attract necessary investment dollars to negotiate settlements of our indebtedness or to conduct operations.  Third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  Management has embarked on a program to compromise debt in a substantial way and, now that the Sacks settlement has been reached, will continue with that program to compromise debt at a rate of no more than $0.10 per dollar of debt.  Until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired.  These factors raise substantial doubt about our ability to continue as a going concern.

In order to conduct operations, we were forced to pursue a partner to produce and market the FITT Energy Shot.   Under the terms of the Operating Agreement with FITT, they perform the majority of the operating functions for us, including among other things, selling, marketing, producing and distributing the FITT Energy Shot, and will pay all costs and expenses involved with performing these services.  For its part, FITT will pay us a royalty of $0.05 for each bottle sold of the FITT Energy Shot.  In connection with the Operating Agreement, we issued to FITT 5,000,000 of our common shares effective August 12, 2010, and those shares were fully vested as of the date of issuance.  While FITT has used the shares primarily as an inducement to attract investment dollars from interested investors, it is not required to do so.  FITT will process and record in its books all sales, costs and operating expenses connected with its performance of services in connection with the Operating Agreement, and all cash, inventory and other assets resulting from either invested dollars or from FITT’s operations will be the property of FITT.  In addition, FITT will own the rights to any new products it develops and will have no obligation to pay us royalties on the new products.  While FITT will enjoy the benefit of any profits earned through its performance of the operating services, it will also bear the responsibility of any losses as well as raising capital to conduct operations.

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

Management continues to seek capital through various sources, but given the present economic environment and the Company’s current financial condition, management is not confident it can attract any capital without first significantly mitigating its debt.  The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2011 as reported in our Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows.  The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2011.

We have reviewed the criteria discussed in Accounting Standards Codification (“ASC”) 810 - Consolidations with respect to a possible consolidation with FITT, and have determined that consolidation is not required.  Additionally, we have reviewed the requirements described in ASC 205 – Presentation of Financial Statements pertaining to discontinued operations, and have determined that no discontinued operations treatment is warranted.  Finally, we have reviewed the standards discussed in ASC 915 – Development Stage Entities with respect to development stage reporting.  We determined that our Company, is not considered a development stage enterprise because, in an effort to distinguish the FITT Energy Shot in the marketplace, our Company and our operating partner, FITT, decided to forgo sales of its products while it conducted a randomized, single center, double-blind, crossover trial which evaluated the impact on resting blood pressure of the ingestion of the FITT Energy Shot and two leading competitors’ products.  FITT expects that during the second quarter of 2012, it will re-introduce the FITT Energy Shot, along with additional products, using new marketing and distribution methods.

Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are anti-dilutive in the loss periods.  At March 31, 2012 and 2011, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the three month periods then ended.  At March 31, 2012 and 2011, we had 259,167 and 408,415 warrants outstanding, respectively, for which all of the exercise prices were in excess of the average closing price of our common stock during the three months ended March 31, 2012 and 2011, respectively.

We are not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on our financial position or results of operations.

3.	Accrued Expenses

Accrued expenses consist of the following at:

	March 31, 2012	December 31, 2011
Interest	$131,045	$122,271
Other	107,148	107,148
	$238,193	$229,419

4.	Accrued Compensation

Accrued compensation consists of the following at:

	March 31, 2012	December 31, 2011
Accrued officers (and former officers) compensation	$614,390	$554,382
Other accrued compensation	143,104	116,362
Accrued payroll taxes	382,779	371,298
Other	4,386	4,386
	$1,144,659	$1,046,428

Due to our lack of capital, we have been unable to pay the majority of the compensation owed to certain of our officers and employees and also have unpaid payroll taxes.  The accrued payroll taxes category includes amounts recorded for delinquent payments, inclusive of penalty and interest, of $272,496 and $269,663 at March 31, 2012 and December 31, 2011, respectively.  In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes.  Also in October 2010, the IRS served FITT with a Notice of Levy in the amount of $152,974 attaching all royalty payments payable to us by FITT over and above $83,166, which is the amount owed by us to FITT as of October 15, 2010.  The amount of the levy represents the amount of the IRS tax lien noted above plus statutory additions.

During 2011, our two existing employees elected to accept common shares in lieu of a portion of their accrued compensation.  On March 28, 2011, we filed a registration statement on Form S-8 under which a total of 1,750,000 common shares were registered and issued to an officer and an employee at a value of $0.08 per share, or $140,000.  On May 18, 2011, we filed another registration statement on Form S-8 under which a total of 2,750,000 common shares were registered and issued to an officer and an employee at a value of $0.10 per share, or $275,000.  During 2011, Accrued Officers Compensation and Other Accrued Compensation were reduced by $280,000 and $135,000, respectively, in connection with the issuance of these 4,500,000 shares.  In connection with their agreement to accept the common shares, the two employees agreed not to sell any of these shares issued them for a one-year period.  In March 2012, the two employees further agreed not to sell any of these shares until October 1, 2012.  During the three months ended March 31, 2012, there were no shares issued to officers or employees.

5.	Notes Payable

Notes payable consists of the following at:

	March 31, 2012	December 31, 2011
Note payable – distributor settlement	$202,000	$202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – bridge loans	50,000	50,000
Notes payable – other	150,000	150,000
Subtotal	502,000	502,000
Less current portion	(502,000)	(502,000)
Long-term portion	$—	$—

Note Payable – Distributor Settlement
This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which the Company agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010.  Interest was to accrue at 5% per annum beginning in August 2008.  The Company has made payments totaling $50,000 and is currently in default for non-payment.  As of March 31, 2012 and December 31, 2011, the outstanding balance of $202,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

Note Payable – Trademark Settlement
This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy.   The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid.  The payment of $25,000 was paid through an advance by a former officer.  The note payable contains no provision for interest.  As of March 31, 2012 and December 31, 2011, the Company was in default for non-payment and the outstanding balance of $100,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

Notes Payable – Bridge Loans
On April 18, 2011, we issued two notes with face value totaling $50,000 together with 500,000 shares of common stock with a market value of $0.06 per share on the date of issuance.  We calculated the relative fair market value to the debt and equity components and recorded discount on the notes of $17,949.  The notes, which are secured by all of our assets, had a maturity date of 60 days, and as a result, the discount on the notes was fully amortized to interest expense during 2011.  The notes bear no interest; however, upon non-repayment at maturity, a late fee in the amount of 2% per month, or portion of a month, on the unpaid principal is also payable until all amounts due under the notes are paid in full.

On August 30, 2011, one of our shareholders transferred 200,000 free-trading shares of our common stock to the holders of these notes as additional interest.  The transfer of the shares, which were valued at $9,000 based on the closing price of the stock on August 30, 2011, was accounted for as a capital contribution by the shareholder, and we recorded an interest expense during the year ended December 31, 2011 in connection with this transfer of shares.  As of March 31, 2012 and December 31, 2011, no principal payments have been made on the notes and they are in default.

On April 26, 2012, the holders of both notes agreed to cancel the notes and enter into new notes payable agreements directly with FITT.  See Note 10.

Notes Payable – Other
This category consists of notes payable to two individuals.  The notes, in the amounts of $100,000 and $50,000, bear interest of 10% and 6%, respectively.  As of March 31, 2012 and December 31, 2011, the Company was in default for non-payment and the outstanding balance of the two notes totaling $150,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

6.	Related Parties

As previously discussed, we have limited capital resources and liquidity.  As a result, during the periods covered by this report, related parties advance funds to us in order for us to pay certain obligations.  Advances from related parties consist of the following at:

	March 31, 2012	December 31, 2011
Advances from CEO and former officer	$110,880	$102,087
Advances from FITT	389,362	363,151
Advances from Shareholder	15,000	15,000
	$515,242	$480,238

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

Activity in advances from related parties during the three months ended March 31, 2012 and the year ended December 31, 2011 consists of the following:

	2012	2011
Balance beginning of period	$480,238	$472,645
Increases:
Net advances	35,004	348,593
Decreases:
Common shares issued to FITT	—	(216,000)
Common shares issued to Dr. Rand Scott	—	(25,000)
Common shares issued to Euro RSCG	—	(100,000)
	$515,242	$480,238

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

Sacks Motor Sports Inc.
On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the Court to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the United States District Court for the Middle District of Florida (“Florida Court”) denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007 (the “Florida Judgment”).  On August 30, 2008, Sacks had the Florida Judgment filed in the United States District Court for the Southern District of California (“California Court”) in an attempt to make collection against any of our California assets.

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

In an effort to settle this matter, effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Prior Sacks Settlement”) with Sacks and Greg Sacks (“Greg”).  Under the Prior Sacks Settlement, we agreed to pay Sacks $100,000 on or before April 15, 2010 and to issue Sacks 1,000,000 shares of our restricted common stock.  The Prior Sacks Settlement provided that, once we made the $100,000 payment and delivered the common shares to a law firm we retained, Sacks would irrevocably waive, release and surrender all rights relating to or arising from the Florida Judgment against us and would take all actions reasonably requested by us to cause the Florida Judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause the entire litigation to be dismissed with prejudice.  While we issued the 1,000,000 common shares on March 30, 2010, we were only able to raise $50,000 of the $100,000 payment due April 15, 2010.  Sacks refused to give us an extension to raise the additional $50,000, and we therefore could not fully perform our obligations under the Prior Sacks Settlement including the delivery of the shares to the law firm.  We continued to attempt to reach a settlement with Sacks, and accordingly, recorded the issued common shares at their par value of $1,000 and included the amount in prepaid expenses in the accompanying Balance Sheets.  We anticipated that, if we completed a settlement with Sacks, we would value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation, and if we could not complete a settlement, the shares would be cancelled.

In the meantime, on November 10, 2011, we filed a Complaint in the California Court against Sacks seeking a reduction or complete offset to the Florida Judgment for the claims we acquired under the Assignment Agreement.  On December 21, 2011, the Court entered a default against Sacks due to Sacks’ failure to timely respond to our lawsuit.  On March 13, 2012, we filed a motion in the California Court requesting the Court enter a judgment in our favor providing for the complete offset of the Florida Judgment.  Our motion included Declarations from Edward Raabe, a trustee for Anga M’Hak, and Peter Harraka, a former employee of Sacks, attesting to various aspects of our claim.

On May 2, 2012, we entered into a Settlement Agreement and Release (“Current Sacks Settlement”) with Sacks Motor Sports, Inc.  Under the Current Sacks Settlement, we agreed to issue Sacks a total of 4,000,000 shares of our restricted common stock, inclusive of the 1,000,000 shares previously issued in March 2010, and Sacks agreed to execute and deliver to us forms of Acknowledgement of Full Satisfaction of Judgment for filing with the Florida Court and the California Court.  We also agreed that one year from the effective date of the Current Sacks Settlement, we would request, based on legally available rules and exemptions, that the shares become free-trading.  See Note 10.

8.	Common Stock

Following is the activity for our shares of common stock during the three months ended March 31, 2012:

	Shares
Shares outstanding December 31, 2011	89,054,938
Issuances for services and operating expenses:
Investor relations	500,000	See Note 9
Litigation support	700,000	See Note 9
Shares outstanding March 31, 2012	90,254,938

Services and Operating Expenses
The shares issued for investor relations were issued to Atlanta Capital Partners (100,000 shares) and Melliot Media LLC (400,000 shares).  Shares issued for litigation support were issued to Peter Harraka, LLC (350,000 shares) and Raabe Racing Enterprises, Inc. (350,000 shares).  See Note 9 for further information.

The Company has recorded expenses for shares issued for services rendered in the accompanying Statements of Operations for March 31, 2012 and 2011 as follows:

	2012	2011
Selling and marketing	$—	$55,000
General and administrative	24,369	31,500
Total	$24,369	$86,500

The above amounts for the three months ended March 31, 2011 do not include shares issued to a provider of legal services valued at $60,000, that were accounted for as a prepaid expense.  During the three-month period ended March 31, 2011, the legal service provider performed services in the amount of $9,522 which were included as general and administrative expense in the accompanying Statements of Operations.

9.	Agreements

Debt Satisfaction Agreement
On February 21, 2012, we entered into a Debt Satisfaction Agreement with a shareholder, Dr. Sam Maywood, under which we agreed to issue 500,000 shares of our common stock to Dr. Maywood, or his designees, in satisfaction of $15,000 we owed to him.  The value of these shares was $15,000 based on the market price of the stock on the effective date of the Debt Satisfaction Agreement.

Completion of Agreement with Atlanta Capital
On December 7, 2011, we entered into a Consulting Agreement with Atlanta Capital Partners, LLC (“ACP”).  Under the agreement, which had a term of 90 days, ACP agreed to create a mutually acceptable plan which could include, but not be limited to, the following services:  an investment opinion issued via GlobeNewsWire; an email alert sent to OTCstockreview.com subscribers; and/or inclusion in the OTC Stock Review bi-monthly printed newsletter that ACP distributes to 10,000 subscribers.  The agreement called for the payment to ACP of $5,000 upon execution of the agreement.  In addition, the agreement called for the issuance of 250,000 shares of common stock upon execution of the agreement, 100,000 common shares within ten days of the agreement’s execution and 400,000 shares by January 15, 2012.  All 750,000 shares issuable under the agreement were to be free-trading and the final two issuances totaling 500,000 shares were to be issued at our discretion.  The first issuance of 250,000 free-trading shares was made in 2011 on our behalf by one of our shareholders.

On March 2, 2012, another shareholder, Dr. Sam Maywood, directed that we issue the 500,000 shares described under “Debt Satisfaction Agreement” above to two parties in satisfaction of our obligations under the agreement with ACP.  In connection with this agreement, we recorded a general and administrative expense in 2011 in the amount of $23,481 and an additional expense in the three months ended March 31, 2012 in the amount of $4,769 based on the fair value of the common stock issued to ACP. In addition, $15,000 remains due to Dr. Maywood as of March 31, 2012.

Issuance of Common Stock for Litigation Support
As described in Note 7 under Sacks Motor Sports, Inc., on July 16, 2008, we entered into an Assignment Agreement with Anga M’Hak and Edward Raabe.  As part of our obligations under the Assignment Agreement, we agreed to pay reasonable expenses for work performed in the pursuit of our claims.  On March 7, 2012 we agreed to issue 350,000 shares of our common stock to Raabe Racing Enterprises Inc., a subsidiary of Anga M’Hak, and on March 8, 2012 we agreed to issue 350,000 shares of our common stock and make a payment of $1,000 to Peter Harraka.  The share issuances and payment were made in consideration for the time and expenses incurred by the two parties in the pursuit of our claims against Sacks, including providing Declarations supporting certain of our allegations.  The 700,000 shares were fully vested on the dates of each of the agreements and, during the first quarter of 2012, we recorded a general and administrative expense of $19,600, based on the market price of the shares on the dates of issuance, in connection with these transactions.

10.	Subsequent Event

Settlement of Sacks Litigation
As discussed in Note 7, on May 2, 2012 we entered into the Current Sacks Settlement with Sacks.  Under the Current Sacks Settlement, we agreed to issue Sacks a total of 4,000,000 shares of our restricted common stock, inclusive of the 1,000,000 shares previously issued in March 2010, and Sacks agreed to execute and deliver to us forms of Acknowledgement of Full Satisfaction of Judgment for filing with the Florida Court and the California Court.  The shares were fully vested on the date of the agreement and were valued based on the market price of the shares on the agreement date.  During the second quarter of 2012, in connection with this settlement, we will record a gain on extinguishment of debt of approximately $1.57 million and our balance sheet debt will be reduced by about $1.7 million.

Cancellation of Notes Payable – Bridge Loans
As discussed in Note 5, in 2011 we issued two notes with face value totaling $50,000, and the proceeds were used to repay advances to FITT.  On April 26, 2012, the two noteholders agreed to cancel the notes and enter into new notes payable agreements directly with FITT.  In connection with the cancellation of the notes, during the second quarter of 2012, we will reduce notes payable and accrued interest by $61,000, adjust our payable to FITT by $50,000 and record the remainder as a gain on extinguishment of debt.

Issuance of Series A Preferred Stock
As described in Note 6, at March 31, 2012, we owed FITT $389,362 from advances FITT has made to us, using funds it obtained from its own investors, to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs.  FITT has informed us that, given the uncertainty of our ability to repay amounts we owe them, they have determined that they will not advance additional funds to us without our first making a significant reduction in the amount owed to them.  FITT has proposed the Company reduce the amount we owe them by $315,000 through the issuance of shares of our Preferred Stock.  FITT is requiring that the Preferred Stock include a conversion feature, anti-dilution protection, priority upon liquidation and super voting rights of ten (10) votes per share on all matters for which common shareholders are entitled to vote.  Because the Company continues to experience significant losses, negative working capital and a shareholder deficit, FITT is also requiring that the Preferred shares be valued at the 30 day volume weighted average price (“VWAP”) of the Company’s common shares.

On May 15, 2012, our Board of Directors agreed to issue 6,300,000 shares of Series A Preferred Stock to FITT as a reduction of $315,000 in debt we owed them.  We valued the Series A Preferred Shares at $0.05 per share, which represents a slight premium over the 30 day VWAP for our common shares of $0.045 per share due to the rights attached to the Preferred shares.

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

Description of Business
Our business is the manufacture (on an outsource basis), distribution and sale of energy drinks.  Our current active product is “F.I.T.T. Energy for Life” (the “FITT Energy Shot”).  As noted below, effective August 12, 2010 we entered into an Operating Agreement with F.I.T.T. Energy Products, Inc. (“FITT”), a separate entity controlled by certain of our investors and management and whose largest shareholder is our CEO.   Under the agreement, FITT is performing a majority of operating functions for the FITT Energy Shot, and is recording all related results of operations.  In exchange, FITT has agreed to pay us a royalty of $0.05 per bottle sold of the FITT Energy Shot.

During the second quarter of 2012, FITT expects to begin shipping the FITT Energy Shot, along with other products it has developed, primarily to the convenience store retail space.  In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”).  GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has long-term relationships with some major distributors that service those outlets.  In April 2012, with the assistance of GRIPS, FITT received a letter from a major national distributor in which the distributor agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the distributor’s customer base.   The distributor plans to launch FITT’s products in California, Nevada and Arizona beginning in May 2012, then moving across the country to other divisions.  Additional sales are, at some point, expected to come from FITT’s website.

Our cash flow is presently limited to receipt of advances and royalty revenue from FITT.  FITT’s requirement to pay royalties is limited to $0.05 per bottle sold of the FITT Energy Shot but is first subject to an IRS Notice of Levy in the amount of $152,974.  The Notice of Levy attached all royalty payments payable to us by FITT over and above $83,166, which is the amount owed by us to FITT as of October 15, 2010.  Note that FITT is not obligated to pay us royalties for any additional products it has developed and funded.  As for advances, FITT has made net advances to us, using funds it obtained from its own investors, of $389,362 as of March 31, 2012 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs.  FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business.  FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.  We have significant debt and, until that debt can be mitigated, we will be unable to operate in the normal course of business.  In addition, our ability to attract capital will be greatly impaired.  Until we are able to mitigate our debt and operate normally, we will be dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot and FITT’s willingness to advance additional funds.  If our debt cannot be mitigated under acceptable terms, FITT will not continue to advance funds to us and our basic operating expenses will not be paid.

During the first quarter of 2012, FITT proposed negotiating a business combination with us if (1) we are able to mitigate our debt to their satisfaction, (2) assets in the merged entity would be protected from claims of our prior creditors, and (3) our Board of Directors and shareholders approve the negotiated business combination agreement.  In proposing such a negotiation, FITT also requires that an independent appraisal be obtained to support the exchange of securities in the transaction.  We have not begun any formal negotiations in this regard and there can be no assurance that we will begin negotiating a business combination agreement with FITT or, if we begin negotiations, such negotiations will result in an agreement.

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

Current Product – FITT Energy Shot
The FITT Energy Shot formula, which was principally based on our previous Sports Energy Shot, contains exciting ingredients selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health.  The FITT Energy Shot features Resveratrol, a substance found naturally in grapes.  Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to affect age related decline.  Our FITT Energy Shot also contains L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine.  Additionally, the drink features L-Arginine AKG.  L-Arginine AKG has been shown in a University study to help build additional strength when used during training.  Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium.  These ingredients have good safety profiles and have support as weight-loss aides.  More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain.  All this is built on a base of healthy pomegranate and orange.

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

Prior Product – Sports Energy Shot
The Sports Energy Shot, a concentrated two-ounce energy drink, was designed to provide a zero calorie, sugar free, rapid and lasting energy boost, enhancing muscle strength and endurance. The Sports Energy Shot formula, which contains a number of the same ingredients as the FITT Energy Shot (L-Arginine, Niacinamide, B vitamins, etc.) was the basis for the FITT Energy Shot’s formulation.

Prior Product – Canned Energy Drink Products
We previously distributed our canned energy drinks in two flavors, Cranberry-Pineapple and Green Tea, with a Regular and Sugar-Free version of each.  Shipments began in 2005 with the Cranberry-Pineapple flavor.  During 2009, we stopped selling the canned energy drinks to focus on our energy shots, but we may elect to resume sales of these products in the future, under the FITT brand, in those situations where marketing, shipping, and product placement costs are advantageous.

Operations
Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate income and have become burdened with substantial debt.  As of March 31, 2012, we have less than $2,000 in assets (zero in cash) and in excess of $5.1 million in debt, which includes approximately $1.8 million for an accrued arbitration award for a lawsuit against us.  As a result, we have been unable to attract necessary investment dollars to produce and market our product.  In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  These factors raise substantial doubt about our ability to continue as a going concern unless we can substantially mitigate our debt and raise capital.

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

Given the difficulties created by our debt burden, management has embarked on a program to compromise debt in a substantial way at a rate of no more than $0.10 per dollar of debt.  Now that the Sacks settlement has been reached, we will vigorously pursue mitigating the remaining debt.  Until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired.  If we are successful with our debt mitigation plans, we expect we will be able to attract investment, enter into agreements with service providers, develop new products, and manage our operating functions.  Management cannot be certain that royalty funds received from FITT, after the payment of amounts owed to FITT and to the IRS as a result of a tax levy, will be sufficient to pay our basic operating expenses, let alone mitigate debt in any substantial way.

Management continues to seek capital through various sources, but given the present economic environment and our current financial condition, management is not confident we can attract any capital without first significantly compromising our debt.  If we cannot obtain additional financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

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

Euro is a member of Euro RSCG Worldwide, which according to 2009 Advertising Age Global Marketers Report, is the largest global agency as measured by total number of global accounts.  For more information on Euro, please visit their website at www.eurorscgedge.com.  Euro agreed to market the FITT Energy Shot because they believe strongly in the product’s viability.  They feel that, since it was formulated and advocated by physicians, it is significantly different than any other product in the rapidly growing energy shot category and is a healthy alternative.  FITT intends to use the FITT Commercial to support multiple marketing activities.

During 2010, FITT began test marketing the FITT Energy Shot through DRTV and internet email campaigns as a precursor to a roll-out into the retail market.  Based on the results of FITT’s test marketing, Euro recommended FITT pursue a strategy to clearly differentiate the FITT Energy Shot from similar products in the marketplace, and either amend or reshoot the FITT Commercial to support a drive-to-retail for the product.  As a result, as discussed above in “Products – FITT Energy Shot”, our operating partner, FITT, funded a clinical trial testing the impact of the FITT Energy Shot and two competitive products on participants’ blood pressure.  Given the positive results of this blood pressure study, Euro suggested FITT reshoot the FITT Commercial to include the unique benefits of the product and focus any media on driving traffic to retail outlets verses a DRTV campaign.  FITT’s existing website, which can be seen at www.throwafitt.com, will be redone to support the drive-to-retail and will show the unique benefits of the product.

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

Cash required to implement the marketing plan is significant.  Investors are requiring that investment dollars be used within FITT for FITT Energy Shot operations in order to protect their investments from prior claims of our creditors.  Since investors have typically been offered shares of our common stock as an additional incentive to invest in FITT, they also asked that we pursue additional funding to be used to mitigate our existing debt at a maximum of 10 to 15 cents per dollar of debt.

Marketing Plan – Retail
The retail market space for our product includes convenience stores, grocery chains, drug stores, and health and fitness centers to name a few.  We believe sales into the retail market will provide the most stable method for marketing the FITT Energy Shot and other products, but we also understand the retail market requires brand recognition and marketing support.  Euro has advised that the FITT Commercial would be one of the most important features in helping to drive traffic to the stores, thus providing support for retailers and distributors.  FITT also expects to use radio advertising to help drive retail sales.  The tag line at the end of television or radio commercials can be easily customized to indicate in exactly which outlets the product would be available.

In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”).  GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has long-term relationships with some major distributors that service those outlets.  For example, GRIPS’ sister company currently buys approximately $100,000,000 in products from Core-Mark, a company that distributes products to over 30,000 stores through 28 distribution centers in the USA and Canada.  Under FITTs agreement with GRIPS, which covers the U.S., Canada and Mexico, GRIPS will work with FITT to facilitate agreements with GRIPS’ distribution contacts that service retail outlets.  FITT’s grass-roots marketing program for sales into this market, which will be managed by GRIPS, will include in-store signage, display racks, and in-store tastings and will also be supported by various forms of media to drive the consumer to purchase the product at the retail outlets.  In addition, GRIPS will perform a variety of services designed to increase customer awareness for the FITT Energy Shot and related products including conducting product tastings, creating in-store signage and displays, and other promotional functions.

The agreement with GRIPS required that FITT develop new products to market alongside the FITT Energy Shot in order to provide a more diverse product offering to the consumer.  As a result, FITT has developed F.I.T.T. Energy Extreme and F.I.T.T. Energy Rx, two products with different formulations and flavors than the FITT Energy Shot.  In April 2012, with the assistance of GRIPS, FITT received a letter from a major national distributor in which the distributor agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the distributor’s customer base.   The distributor plans to launch FITT’s products in California, Nevada and Arizona beginning in May 2012, then moving across the country to other divisions.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

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

Sales and Gross Profit
During the first quarters of 2012 and 2011, royalties earned from FITT were insignificant, and we recorded no sales or gross profit.  FITT expects to commence sales of the FITT Energy Shot during the second quarter of 2012, once our creative assets are updated with the results of the clinical study and retail distribution is in place.

Selling and Marketing Expenses
Selling and marketing expenses include costs for sales and marketing functions, strategic alliance coordination, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the first quarter of 2012 were $1,101, compared to $58,071 for the comparable period in 2011.  The 2011 period included $55,000 in stock-based marketing expense resulting from common shares issued to two parties for assistance in developing strategic alliances.

General and Administrative Expenses
General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, insurance and non-cash, stock-based compensation.

General and administrative expenses for the first quarter of 2012 were $229,429, compared to $199,571 for the comparable period in 2011. The 2012 period includes $4,769 in stock-based expense related to investor and public relations services while similar charges in 2011 totaled $31,500.  Offsetting this were increases in legal and consulting fees of approximately $40,000 which were related to the Sacks litigation during the 2012 period.

Interest Expense
Interest expense during the first quarter of 2012 was $11,608, compared to $6,805 for the 2010 first quarter.  The 2012 amount includes$3,000 of interest on bridge loan notes payable which arose in April 2011.

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

At March 31, 2012, our principal sources of liquidity result from advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and making expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts.  However, because of the magnitude of our debt burden, we have been unable to attract sufficient investment dollars to operate in an efficient and effective manner.  In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us.  Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010, with FITT whereby FITT is performing the majority of our operating functions. Subsequent to the signing of our Operating Agreement with FITT, we are only responsible for basic business expenses, including those necessary to keep our regulatory filings current, as FITT will be responsible for costs associated with ongoing operations.  As of March 31, 2012, FITT has made net advances to us, from funds obtained from its investors, of $389,362 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs.  FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business.  FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

We currently have no cash and management cannot be certain that future royalties FITT is obligated to pay us under the provisions of the Operating Agreement, subject to the satisfaction of the IRS Notice of Levy, will be sufficient to pay our basic operating expenses, let alone compromise debt in any substantial way.  Management continues to actively seek capital through various sources but, given the present economic environment and our current financial condition, management is not confident we can attract any capital without first significantly compromising our debt.  If we cannot obtain additional financing, we will be forced to curtail our operations even further or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors.

DEBT
Notes Payable – Bridge Loans
On April 18, 2011, we issued two notes with face value totaling $50,000 together with 500,000 shares of common stock with a market value of $0.06 per share on the date of issuance.  We calculated the relative fair market value to the debt and equity components and recorded discount on the notes of $17,949.  The notes, which are secured by all of our assets as well as all of FITT’s assets, had a maturity date of 60 days, and as a result, the discount on the notes was fully amortized to interest expense during 2011.  The notes bear no interest; however, upon non-repayment at maturity, a late fee in the amount of 2% per month, or portion of a month, on the unpaid principal is also payable until all amounts due under the notes are paid in full.  On August 30, 2011, one of our shareholders transferred 200,000 free-trading shares of our common stock to the holders of these notes as additional interest.  The transfer of the shares, which were valued at $9,000 based on the closing price of the stock on August 30, 2011, was accounted for as a capital contribution by the shareholder, and we recorded an interest expense during 2011 in connection with this transaction.  As of March 31, 2012, no principal payments have been made on the notes and they were outstanding and in default.

On April 26, 2012, the two noteholders agreed to cancel the notes and enter into new notes payable agreements directly with FITT.

EQUITY
Sales of Equity Securities
There were no sales of equity securities during the three month periods ended March 31, 2012 and 2011.

At March 31, 2012, our cash and cash equivalents were zero, and we had negative working capital in excess of $5.1 million.  During the three months ended March 31, 2012, because of a lack of capital, we issued 1,200,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and legal fees.  The value of the services and shares issued was $24,369.

Due to our lack of capital, we are in default of our note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain under the FITT Highway Products corporate name.  At March 31, 2012, we had $502,000 in notes payable obligations, all of which are in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	2012	2011	Change
Operating activities	$(35,004)	$(51,239)	$(16,235)
Investing activities	—	—	—
Financing activities	35,004	51,239	16,235
Total	$—	$—	$—

Operating Activities
Operating cash flows for the three months ended March 31, 2012 reflect our net loss of $242,538, offset by a change in working capital of $182,921 and other non-cash items (depreciation, and stock-based expense) of $24,613. The change in working capital is primarily related to increases in accounts payable, accrued expenses / compensation and advances from related parties.  The increases in accounts payable, accrued expenses / compensation and advances from related parties are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities
There was no cash used in investing activities for the three-month periods ended March 31, 2012 or 2011.

Financing Activities
There was $35,004 and $51,239 cash provided by financing activities from related parties for the three-month periods ended March 31, 2012 and 2011, respectively.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Sacks Motor Sports Inc.
On July 19, 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and is fully reserved on the balance sheet.  On August 6, 2007, we filed a petition in U.S. District Court asking the Court to either: (1) order the arbitrator to reopen the arbitration and allow for discovery regarding what we believe to be significant new evidence to have the award vacated; or (2) to allow us to conduct such discovery in the U.S. District Court proceeding regarding what we believe to be significant new evidence to have the award vacated.  On May 27, 2008, the United States District Court for the Middle District of Florida (“Florida Court”) denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007 (the “Florida Judgment”).  On August 30, 2008, Sacks had the Florida Judgment filed in the United States District Court for the Southern District of California (“California Court”) in an attempt to make collection against any of our California assets.

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

In an effort to settle this matter, effective March 30, 2010, we entered into a Settlement Agreement and Release (the “Prior Sacks Settlement”) with Sacks and Greg Sacks (“Greg”).  Under the Prior Sacks Settlement, we agreed to pay Sacks $100,000 on or before April 15, 2010 and to issue Sacks 1,000,000 shares of our restricted common stock.  The Prior Sacks Settlement provided that, once we made the $100,000 payment and delivered the common shares to a law firm we retained, Sacks would irrevocably waive, release and surrender all rights relating to or arising from the Florida Judgment against us and would take all actions reasonably requested by us to cause the Florida Judgment to be permanently rendered of no force or effect including without limitation by stipulating to set aside and vacate the judgment and cause the entire litigation to be dismissed with prejudice.  While we issued the 1,000,000 common shares on March 30, 2010, we were only able to raise $50,000 of the $100,000 payment due April 15, 2010.  Sacks refused to give us an extension to raise the additional $50,000, and we therefore could not fully perform our obligations under the Prior Sacks Settlement including the delivery of the shares to the law firm.  We continued to attempt to reach a settlement with Sacks, and accordingly, recorded the issued common shares at their par value of $1,000 and included the amount in prepaid expenses in the accompanying Balance Sheets.  We anticipated that, if we completed a settlement with Sacks, we would value the shares on the date of settlement for use in the calculation of gain or loss on extinguishment of accrued litigation, and if we could not complete a settlement, the shares would be cancelled.

In the meantime, on November 10, 2011, we filed a Complaint in the California Court against Sacks seeking a reduction or complete offset to the Florida Judgment for the claims we acquired under the Assignment Agreement.  On December 21, 2011, the Court entered a default against Sacks due to Sacks’ failure to timely respond to our lawsuit.  On March 13, 2012, we filed a motion in the California Court requesting the Court enter a judgment in our favor providing for the complete offset of the Florida Judgment.  Our motion included Declarations from Edward Raabe, a trustee for Anga M’Hak, and Peter Harraka, a former employee of Sacks, attesting to various aspects of our claim.

On May 2, 2012, we entered into a Settlement Agreement and Release (“Current Sacks Settlement”) with Sacks Motor Sports, Inc.  Under the Current Sacks Settlement, we agreed to issue Sacks a total of 4,000,000 shares of our restricted common stock, including the 1,000,000 shares issued in March 2010, and Sacks agreed to execute and deliver to us forms of Acknowledgement of Full Satisfaction of Judgment for filing with the Florida Court and the California Court.  We also agreed that one year from the effective date of the Current Sacks Settlement, we would request, based on legally available rules and exemptions, that the shares become free-trading.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

There have been no events which are required to be reported under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

FITT HIGHWAY PRODUCTS, INC. (Registrant)

Dated: May 17, 2012	By:	/s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)