Form 10-Q
period 2012-06-30
FITT HIGHWAY PRODUCTS, INC.
filed 2012-08-20
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 17, 2012, there were 93,254,938 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.

FORM 10-Q

JUNE 30, 2012

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$–	$–
Prepaids and other	–	1,000
Total current assets	–	1,000
Property and equipment, net	263	751
Total assets	$263	$1,751
Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit
Current liabilities
Accounts payable	$750,755	$869,734
Accrued expenses	77,421	229,419
Accrued compensation	1,100,813	1,046,428
Accrued litigation	–	1,790,000
Notes payable	302,000	502,000
Advances from related parties	293,167	480,238
Total current liabilities	2,524,156	4,917,819
Total liabilities	2,524,156	4,917,819
Redeemable Series A convertible preferred stock, $0.001 par value, 6,300,000 and no shares authorized, 6,300,000 and no shares issued and outstanding, and redemption value of $315,000 and zero at June 30, 2012 and December 31, 2011, respectively	315,000	–
Shareholders’ deficit
Preferred stock, $0.001 par value: 13,700,000 and 20,000,000 shares authorized and no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 93,254,938 and 89,054,938 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	93,255	89,055
Additional paid-in capital	29,474,550	29,327,381
Accumulated deficit	(32,406,698)	(34,332,504)
Total shareholders’ deficit	(2,838,893)	(4,916,068)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$263	$1,751

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$–	$–	$–	$–
Cost of sales	–	–	–	–
Gross profit (loss)	–	–	–	–
Operating expenses:
Selling and marketing	1,026	5,067	2,127	63,138
General and administrative	187,913	305,105	417,342	504,674
Total operating expenses	188,939	310,172	419,469	567,812
Operating loss	(188,939)	(310,172)	(419,469)	(567,812)
Other (income) expense:
Interest expense	5,608	25,324	17,216	32,189
Gain on extinguishment of debt and creditor obligations	(2,363,291)	–	(2,363,291)	–
Other expense, net	400	400	800	800
Income (loss) before income taxes	2,168,344	(335,896)	1,925,806	(600,801)
Income taxes	–	–	–	–
Net income (loss)	$2,168,344	$(335,896)	$1,925,806	$(600,801)
Basic and diluted net income (loss) per share	$0.02	$(0.00)	$0.02	$(0.01)
Weighted average number of common shares used in basic and diluted per share calculations	92,035,158	86,432,960	90,715,103	82,240,021

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,925,806	$(600,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment – creditor settlements	(2,363,291)	–
Common stock issued for services rendered	24,369	166,610
Depreciation	488	488
Amortization of debt discount	–	17,949
Changes in operating assets and liabilities:
Prepaid expenses and other assets	–	(1,500)
Accounts payable	109,713	11,901
Accrued expenses	12,300	6,657
Accrued compensation	192,686	188,401
Net cash used in operating activities	(97,929)	(210,295)
Cash flows from financing activities:
Net advances from related parties	97,929	160,295
Proceeds from issuance of notes payable, net of fees	–	50,000
Net cash provided by financing activities	97,929	210,295
Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$–	$–
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,916	$1,690
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock to reduce advances to related parties	$315,000	$–
Issuance of common stock in connection with litigation settlement	$128,000	$20,000
Issuance of common stock to reduce advances to related parties	$–	$341,000
Issuance of common stock for accrued compensation	$–	$415,000
Issuance of common stock for prepaid expenses	$–	$110,000

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(UNAUDITED)

1.	Business

Business

FITT Highway Products, Inc. (the “Company”) is in the business of the manufacture (on an outsource basis), distribution and sale of energy drinks. Our current active product is a two-ounce energy shot named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”). As noted below, effective August 12, 2010 we entered into an Operating Agreement with F.I.T.T. Energy Products, Inc. (“FITT”), a separate entity controlled by certain of our investors and management and whose largest shareholder is our CEO. Under the agreement, FITT is performing a majority of the operating functions for the FITT Energy Shot, and is recording all related results of operations. In exchange, FITT is obligated to pay us a royalty of $0.05 per bottle sold of the FITT Energy Shot.

In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”). GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has long-term relationships with some major distributors that service those outlets. In April 2012, with the assistance of GRIPS, FITT received a letter from a major national distributor in which the distributor agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the distributor’s customer base. The distributor’s plan was to launch FITT’s products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, FITT began shipping the FITT Energy Shot, along with other products it has developed, to the distributor who then shipped the products to certain of its convenience store customers in the regions identified. Royalties we earned from FITT’s sales during the second quarter of 2012 were insignificant.

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

We have significant debt that was incurred, for the most part, under previous management. As a result of this significant debt, and other factors, we have been unable to attract necessary investment dollars to conduct operations. Third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us due to our poor financial condition among other reasons. Management is continuing with the program to compromise our debt in a substantial way with a goal of settling our debt at a rate of no more than $0.10 per one dollar of debt. Management believes that, until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 for a summary of our progress toward the compromise of our debt.

For the year ended December 31, 2011 and the six months ended June 30, 2012, we had no significant revenues. This was primarily due to a lack of operating capital, our decision to temporarily suspend our sales activity to focus on a new marketing strategy and product development, and our Operating Agreement with FITT.  For the six months ended June 30, 2012, principally because of gains recorded from the compromise of debt, we experienced net income in excess of $1.9 million. On May 2, 2012, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Sacks Motor Sports (“Sacks”). In connection with the Settlement Agreement, we issued Sacks’ designees a total of 4,000,000 common shares, which are restricted from sale for a period of 12 months, and Sacks executed forms of Acknowledgement of Full Satisfaction of Judgment which were filed in the California and Florida Courts. See Note 9. As of June 30, 2012, we still had negative working capital in excess of $2.5 million.

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

Management continues to seek capital through various sources, but given the present economic environment and our current financial condition, management believes it may be different to attract capital. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2011 as reported in our Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows.  The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2011.

We have reviewed the criteria discussed in Accounting Standards Codification (“ASC”) 810 - Consolidations with respect to a possible consolidation with FITT, and have determined that consolidation is not required. Additionally, we have reviewed the requirements described in ASC 205 – Presentation of Financial Statements pertaining to discontinued operations, and have determined that no discontinued operations treatment is warranted. Finally, we have reviewed the standards discussed in ASC 915 – Development Stage Entities with respect to development stage reporting. We determined that our Company, is not considered a development stage enterprise because, in an effort to distinguish the FITT Energy Shot in the marketplace, our Company and our operating partner, FITT, decided to forgo sales of its products while it conducted a randomized, single center, double-blind, crossover trial which evaluated the impact on resting blood pressure of the ingestion of the FITT Energy Shot and two leading competitors’ products. During the second quarter of 2012, FITT re-introduced the FITT Energy Shot, along with additional products, using new marketing and distribution methods.

Net Income Loss per Share

Basic and diluted net income (loss) attributable to common stockholders per share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic net income (loss) per common share for all periods presented. The effects of potentially dilutive securities are anti-dilutive for all periods presented. At June 30, 2012 and 2011, we had 259,167 and 384,334 warrants outstanding, respectively. In addition at June 30, 2012, we had 6,300,000 shares of redeemable preferred stock convertible into an equal amount of our common shares. The exercise prices of the warrants and the redeemable preferred stock were in excess of the average closing price of our common stock during the three and six months ended June 30, 2012 and 2011, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

We are not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on our financial position or results of operations.

3.	Debt Compromise Program

As stated in Note 1, we have significant debt that was incurred, for the most part, under previous management, and we are continuing with our program to compromise this debt in a substantial way. Our goal is to settle the debt at an overall rate of no more than $0.10 per one dollar of debt. Through actions conducted by our legal counsel, subsequent to June 30, 2012 we reached tentative verbal settlement agreements with a number of our creditors. However, nothing definitive is yet in place with respect to these settlements. In addition, we determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now, or will soon elapse. Finally, we determined that certain debt will not be owed based on non-performance by certain creditors. Based on our negotiations and determinations, we have during the second quarter of 2012, or will in the near future, reduce our balance sheet debt as shown below:

	Quarter Ended June 30, 2012	Future Periods
Accounts payable	$328,692	$322,366
Accrued expenses	154,297	39,621
Accrued compensation	138,302	–
Accrued litigation	1,790,000	–
Notes payable	200,000	202,000
Advances from related parties	20,000	–
	$2,631,291	$563,987

Amounts to be compromised in future periods identified above are dependent on continued discussions with our creditors and the ability of creditors to enforce collection after certain statute of limitations expires. Management cannot make any assurances that such conditions will be met.

Amounts written-off at June 30, 2012 include $1,790,000 in settled obligations, $61,000 in canceled notes payable and accrued interest and $780,291 due to the expiration of statute of limitations or non-performance by the creditor. Amounts to be written-off in future periods include $497,238 in obligations expected to be be settled during the third quarter of 2012 and $66,749 due to the expiration of statute of limitations in future periods. The settled obligations, which we anticipate finalizing in the quarter ending September 30, 2012, will require funding of approximately $71,200 which has not yet been arranged. As of June 30, 2012, under the condition that funding can be arranged to meet settlement obligations and statute of limitations continue to pass on certain creditor balances, we anticipate future write-offs will be made in the following periods ending:

September 30, 2012	$497,238
December 31, 2012	15,758
March 31, 2013	43,307
June 30, 2013	875
September 30, 2013	6,809
$563,987

Since we began this program at the beginning of 2010, we have reduced our balance sheet debt by a total of $4.4 million through debt settlement, write-off or through conversion of debt to equity. Nearly $4.0 million of the debt was reduced or written-off for total value of $183,200 ($20,500 in cash and 4,295,000 shares of common stock valued at $162,700). This is well within our goal to settle the debt at an overall rate of no more than $0.10 per one dollar of debt. In addition, we converted $436,700 of convertible notes, including accrued interest, to equity.

4.	Accounts Payable

During the second quarter of 2012, we wrote-off $328,692 in accounts payable mainly as a result of the expiration of the statute of limitation for creditors to enforce collection of their debt. In addition, subsequent to June 30, 2012, our legal counsel reached tentative and informal settlement agreements with certain of our creditors whereby indebtedness totaling $255,617 will be settled for cash and stock in the approximate amount of $51,000. We anticipate that the settlement agreements for this debt will be finalized during the third quarter ending September 30, 2012 at which time this debt will be written-off if we can meet our performance obligations. We also expect to write-off an additional $66,749 in accounts payable in future periods due to the expiration of the statute of limitations to enforce collection. Such write-offs are dependent upon the absence of additional claims on aged balances expected to be written off.

Accounts payable at June 30, 2012 is comprised of the following:

Owed to ongoing vendors	$257,068
Owed from prior settlements	100,000
Owed – attempting to settle	71,321
To be written-off in future periods:
Tentatively settled debt – agreements to be finalized	255,617
Statute of limitations to expire (Note 3)	66,749
$750,755

Amounts owed to ongoing vendors are mainly the result of obligations for legal, accounting and outside director fees which are a necessity to maintain our status as a fully reporting public company.

5.	Accrued Expenses

Accrued expenses consist of the following at:

	June 30, 2012	December 31, 2011
Accrued interest – note payable to Distributor	$39,621	$34,571
Accrued interest – notes payable - bridge loans	–	7,000
Accrued interest – notes payable - other	–	80,700
Other	37,800	107,148
	$77,421	$229,419

During the second quarter of 2012, we wrote-off accrued expenses totaling $154,297 as part of our debt compromise program. The Notes Payable – Bridge Loans, including accrued interest of $11,000, were canceled based on agreements with the creditors and the Notes Payable – Other, including accrued interest of $83,950, were written off as a result of the expiration of the statute of limitations for creditors to enforce collection of their debt. See Note 7. Also written off due to statute of limitations expiration were other accrued expenses totaling $59,347. Subsequent to June 30, 2012, our legal counsel reached a tentative and informal settlement agreement for the Note Payable – Distributor Settlement which is inclusive of accrued interest $39,620, and we anticipate this agreement will be finalized during the third quarter ending September 30, 2012 at which time this debt will be written-off if our performance obligations can be met. See Note 7. We are currently attempting to reach a settlement agreement with the creditor that represents the majority of the remaining accrued expenses.

6.	Accrued Compensation

Accrued compensation consists of the following at:

	June 30, 2012	December 31, 2011
Accrued officers (and former officers) compensation	$553,910	$554,382
Other accrued compensation	164,709	116,362
Accrued payroll taxes – delinquent	274,600	269,663
Accrued payroll taxes on accrued payroll (not yet due)	107,594	101,635
Other	–	4,386
	$1,100,813	$1,046,428

During the second quarter of 2012, we wrote-off $138,302 in accrued compensation as a result of a number of factors including the expiration of the statute of limitation for creditors to enforce collection of their debt. Due to a continuing lack of capital, we have been unable to pay the majority of the compensation owed to our officers and employees. In addition, in 2007 and 2008, our prior management did not pay certain federal and state payroll tax obligations and they became delinquent. The delinquent tax amounts shown above consist of:

	June 30, 2012	December 31, 2011
Federal – trust fund portion	$107,334	$107,334
Federal – interest and penalties	74,809	70,622
State – trust fund portion	64,913	64,913
State – interest and penalties	27,544	26,794
	$274,600	$269,663

In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes. Also in October 2010, the IRS served FITT with a Notice of Levy in the amount of $152,974 attaching all royalty payments payable to us by FITT over and above $83,166, which was the amount owed by us to FITT as of October 15, 2010. The amount of the levy represents the amount of the IRS tax lien noted above plus statutory additions. Through our legal counsel, we are actively attempting to work with the IRS and Franchise Tax Board to mitigate these liabilities; however, until such time that formal agreements are in place, penalties and interest will continue to accrue on past due balances.

During 2011, our two existing employees elected to accept common shares in lieu of a portion of their accrued compensation. On March 28, 2011, we filed a registration statement on Form S-8 under which a total of 1,750,000 common shares were registered and issued to an officer and an employee at a value of $0.08 per share, or $140,000. On May 18, 2011, we filed another registration statement on Form S-8 under which a total of 2,750,000 common shares were registered and issued to an officer and an employee at a value of $0.10 per share, or $275,000. In connection with their agreement to accept the common shares, the two employees have agreed not to sell any of these shares issued them until October 1, 2012. During the time the two employees have been prohibited from selling these shares to make-up for wages they were not paid, the market price has declined significantly to $0.02 per share based on the closing price of the stock on August 14, 2102. During the six months ended June 30, 2012, there were no shares issued to officers or employees.

7.	Notes Payable

Notes payable consists of the following at:

	June 30, 2012	December 31, 2011
Note payable – distributor settlement	$202,000	$202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – bridge loans	–	50,000
Notes payable – other	–	150,000
Subtotal	302,000	502,000
Less current portion	(302,000)	(502,000)
Long-term portion	$–	$–

Note Payable – Distributor Settlement

This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which the Company agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010. Interest was to accrue at 5% per annum beginning in August 2008. The Company has made payments totaling $50,000. In July 2012, the noteholder agreed, on a tentative verbal basis, to accept a payment of $20,200 in full settlement of all amounts owing under this note payable, including accrued interest (see Note 5). We are in the process of finalizing this agreement with the noteholder and once all terms of the agreement have been satisfied, we will remove the obligation from our balance sheet and record a gain on extinguishment of debt in the approximate amount of $221,000. As of June 30, 2012 and December 31, 2011, the outstanding balance of $202,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

Note Payable – Trademark Settlement

This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy. The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid. The payment of $25,000 was paid through an advance by a former officer. The note payable contains no provision for interest. As of June 30, 2012 and December 31, 2011, the Company was in default for non-payment and the outstanding balance of $100,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

Notes Payable – Bridge Loans

On April 18, 2011, we issued two notes with face value totaling $50,000, and the proceeds were used to repay advances to FITT. On April 26, 2012, the two noteholders agreed to cancel the notes, forgive interest thereon and enter into new note payable agreements directly with FITT. In connection with the cancellation of the notes, during the second quarter of 2012, we reduced notes payable and accrued interest by a total of $61,000, adjusted our payable to FITT by $50,000 and recorded the remaining $11,000 as a gain on extinguishment of debt.

Notes Payable – Other

This category consists of notes payable to two individuals. We have determined that the notes, in the amounts of $100,000 and $50,000, have passed the statute of limitations for the noteholders to enforce collection. As a result, during the second quarter of 2012, we wrote-off the notes payable of $150,000 and the related accrued interest of $83,950, and recorded $233,950 as a gain on extinguishment of debt.

8.	Related Parties

As previously discussed, we have limited capital resources and liquidity.  As a result, during the periods covered by this report, related parties advanced funds to us in order for us to pay certain obligations. Advances from related parties consist of the following at:

	June 30, 2012	December 31, 2011
Advances from CEO and former officer	$99,735	$102,087
Advances from FITT	178,432	363,151
Advances from Shareholder	15,000	15,000
	$293,167	$480,238

During the second quarter of 2012, we wrote-off $20,000 in advances from a former officer after considering the statute of limitation for the enforcement of debt collection.

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

Activity in advances from related parties during the six months ended June 30, 2012 and the year ended December 31, 2011 consists of the following:

	2012	2011
Balance beginning of period	$480,238	$472,645
Increases:
Net advances	97,929	348,593
Cancellation of Notes Payable – Bridge Loans	50,000	–
Decreases:
Preferred shares issued to FITT	(315,000)	–
Write-off advances from former officer	(20,000)	–
Common shares issued to FITT	–	(216,000)
Common shares issued to Dr. Rand Scott	–	(25,000)
Common shares issued to Euro RSCG	–	(100,000)
	$293,167	$480,238

As discussed in Note 10, on May 15, 2012, our Board of Directors agreed to issue 6,300,000 shares of our preferred stock, valued at $315,000, to FITT as a partial reduction of the debt we owed them. On April 1, 2011, our Board of Directors agreed to issue FITT 3,000,000 shares of our common stock, valued at $216,000, as a partial reduction of amounts we owed them. Additionally, in May 2011, we entered into agreements with Dr. Rand Scott and Euro RSCG Direct Response, LLC under which we agreed to issue a total of 1,250,000 shares of our common stock, valued at a total of $125,000, for services Dr. Scott and Euro would perform for FITT.

9.	Litigation

Sacks Motor Sports Inc.

In 2006 we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and was fully reserved on the balance sheet. In 2008, after we appealed the award, the Middle District of Florida (“Florida Court”) denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007 (the “Florida Judgment”). On August 30, 2008, Sacks had the Florida Judgment filed in the United States District Court for the Southern District of California (“California Court”) in an attempt to make collection against any of our California assets.

On May 2, 2012, we entered into a Settlement Agreement and Release (“Sacks Settlement”) with Sacks. Under the Sacks Settlement, we provided Sacks with a total of 4,000,000 shares of our restricted common stock (3,000,000 newly issued shares plus the release of 1,000,000 shares previously issued in March 2010 under a settlement agreement that was never finalized) and Sacks executed and delivered to us forms of Acknowledgement of Full Satisfaction of Judgment for filing with the Florida Court and the California Court. We also agreed that one year from the effective date of the Sacks Settlement, we would request, based on legally available rules and exemptions, that the shares become free-trading. The shares were fully vested on the date of the Sacks Settlement and were valued based on the market price of the shares on the agreement date. During the second quarter of 2012, in connection with this settlement, we recorded a gain on extinguishment of debt of approximately $1.57 million.

Oswald & Yap

On January 13, 2012, a complaint was filed against us in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP.  The complaint, which is for unpaid legal services in the amount of $40,734, also named our CEO and FITT as defendants.  Our CEO, as an individual, and FITT, as a company, were never a party to any agreement with Oswald & Yap.

The matter is currently in the discovery phase with trial presently scheduled for October 29, 2012.  The parties have exchanged settlement proposals however, no definitive agreement is in place .  If the settlement discussions prove fruitless, we intend to vigorously defend the claims asserted for any amounts beyond those already recorded on our books (approximately $32,000) and to pursue having our CEO and FITT dismissed from the case.

10.	Capital Stock

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001. At December 31, 2011 we had not issued any preferred stock. On May 15, 2012, our Board of Directors agreed to issue 6,300,000 shares of our preferred stock, designated as Series A, to FITT as a reduction of $315,000 in debt we owed them. We valued the Series A preferred stock at $0.05 per share, which represents a slight premium over the 30 day volume weighted average price (“VWAP”) for our common shares of $0.045 per share, due to the rights attached to the preferred shares.

The Series A preferred stock has been designated with the following rights:

•	Voting rights – each share has ten votes.
•	Conversion – each share is convertible, at the option of the holder, into our common shares on a one for on (1 for 1) basis.
•	Redemption – each share is redeemable ten years from the date of issuance, or sooner at the option of the holder, at the rate of $0.05 per share.
•	Liquidation – upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each share shall be preferred in order of payment to the holders of the Company’s common stock at a rate of $0.05 per Series A share.
•	Dividend rights – none.

Since the preferred stock is contingently redeemable by FITT, it has been classified as temporary equity in the accompanying balance sheet as of June 30, 2012.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. Following is the activity for our shares of common stock during the six months ended June 30, 2012:

	Shares
Shares outstanding December 31, 2011	89,054,938
Issuances for settlement of Sacks litigation	3,000,000	See Note 9
Issuances for services and operating expenses:
Litigation support	700,000	See Note 13
Investor relations	500,000	See Note 13
Shares outstanding June 30, 2012	93,254,938

The shares issued for litigation support were issued to Peter Harraka, LLC (350,000 shares) and Raabe Racing Enterprises, Inc. (350,000 shares). Shares issued for investor relations were issued to Atlanta Capital Partners (100,000 shares) and Melliot Media LLC (400,000 shares). We have recorded expenses for the issuance of shares for services and operating expenses in the accompanying Statements of Operations for the three and six months ended June 30, 2012 and 2011 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Selling and marketing	$–	$–	$–	$55,000
General and administrative	–	–	24,369	31,500
Total	$–	$–	$24,369	$86,500

The above amounts for the six months ended June 30, 2011 do not include $110,000 of common shares issued to a provider of legal services that were accounted for as prepaid services. During the three and six-months ended June 30, 2011, the legal service provider performed services in the amount of $70,589 and 80,110 which were included as general and administrative expense in the Statements of Operations.

11.       Gain on Extinguishment of Debt and Creditor Obligations

Following is a summary of the components of the gain on extinguishment of debt and creditor obligations for the three and six months ended June 30, 2012:

Settlement of Sacks litigation	$1,572,000	See Note 9
Write-off Notes Payable – Distributor and Other	150,000	See Note 7
Write-off Accounts Payable	328,692	See Note 4
Write-off Accrued Expenses	154,297	See Note 5
Write-off Accrued Compensation	138,302	See Note 6
Write-off Advances from Related Parties	20,000	See Note 8
	$2,363,291

12.	Income Taxes

As discussed in our Form 10-K for the year ended December 31, 2011, we have in excess of $20,000,000 in U.S. tax net operating loss carryforwards available to offset taxable income. Therefore, no provision for income taxes has been recorded for the three and six months ended June 30, 2012.

13.	Agreements

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

On March 2, 2012, another shareholder, Dr. Sam Maywood, directed that we issue the 500,000 shares described under “Debt Satisfaction Agreement” above to two parties in satisfaction of our obligations under the agreement with ACP. In connection with this agreement, we recorded a general and administrative expense in 2011 in the amount of $23,481 and an additional expense in the three months ended March 31, 2012 in the amount of $4,769 based on the fair value of the common stock issued to ACP. In addition, $15,000 remains due to Dr. Maywood as of June 30, 2012.

Issuance of Common Stock for Litigation Support

As described in Note 9 under Sacks Motor Sports, Inc., on July 16, 2008, we entered into an Assignment Agreement with Anga M’Hak and Edward Raabe. As part of our obligations under the Assignment Agreement, we agreed to pay reasonable expenses for work performed in the pursuit of our claims. On March 7, 2012 we agreed to issue 350,000 shares of our common stock to Raabe Racing Enterprises Inc., a subsidiary of Anga M’Hak, and on March 8, 2012 we agreed to issue 350,000 shares of our common stock and make a payment of $1,000 to Peter Harraka. The share issuances and payment were made in consideration for the time and expenses incurred by the two parties in the pursuit of our claims against Sacks, including providing Declarations supporting certain of our allegations. The 700,000 shares were fully vested on the dates of each of the agreements and, during the first quarter of 2012, we recorded a general and administrative expense of $19,600, based on the market price of the shares on the dates of issuance, in connection with these transactions.

Cancellation of Notes Payable – Bridge Loans

As discussed in Note 7, in 2011 we issued two notes with face value totaling $50,000, and the proceeds were used to repay advances to FITT. On April 26, 2012, the two noteholders agreed to cancel the notes, forgive accrued interest thereon, and enter into new notes payable agreements directly with FITT. In connection with the cancellation of the notes, during the second quarter of 2012, we reduced notes payable and accrued interest by $61,000, adjusted our payable to FITT by $50,000 and recorded the remainder as a gain on extinguishment of debt.

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

During the second quarter of 2012, FITT expects to begin shipping the FITT Energy Shot, along with other products it has developed, primarily to the convenience store retail space. In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”). GRIPS is managed by Mr. Charles Khalil, an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has long-term relationships with some major distributors that service those outlets. In April 2012, with the assistance of GRIPS, FITT received a letter from a major national distributor in which the distributor agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the distributor’s customer base. The distributor’s plan was to launch FITT’s products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, FITT began shipping the FITT Energy Shot, along with other products it has developed, to the distributor who then shipped the products to certain of its convenience store customers. Additional sales are, at some point, expected to come from FITT’s website.

Our cash flow is presently limited to receipt of advances and royalty revenue from FITT. FITT’s requirement to pay royalties is limited to $0.05 per bottle sold of the FITT Energy Shot but is first subject to an IRS Notice of Levy in the amount of $152,974. The Notice of Levy attached all royalty payments payable to us by FITT over and above $83,166, which is the amount owed by us to FITT as of October 15, 2010. Note that FITT is not obligated to pay us royalties for any additional products it has developed and funded. As for advances, FITT has made net advances to us, using funds it obtained from its own investors, of $178,432 as of June 30, 2012 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs. FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business. FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced. We have significant debt and, until that debt can be mitigated, we will be unable to operate in the normal course of business. In addition, our ability to attract capital will be greatly impaired. Until we are able to mitigate our debt and operate normally, we will be dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot and FITT’s willingness to advance additional funds. If our debt cannot be mitigated under acceptable terms, FITT will not continue to advance funds to us and our basic operating expenses will not be paid.

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

Operations

Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate operating income and have become burdened with substantial debt. As of June 30, 2012, we have less than $1,000 in assets (zero in cash) and in excess of $2.5 million in debt. As a result, we have been unable to attract necessary investment dollars to produce and market our product. In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us due to our poor financial condition, among other reasons. These factors raise substantial doubt about our ability to continue as a going concern unless we can substantially mitigate our debt and raise capital.

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

Given the difficulties created by our debt burden, management is continuing its program to compromise debt in a substantial way with a goal of settling debt at a rate of no more than $0.10 per one dollar of debt. Until the debt can be compromised, we believe we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired. If we are successful with our debt mitigation plans, we expect we will be able to attract investment, enter into agreements with service providers, develop new products, and manage our operating functions. Management cannot be certain that royalty funds received from FITT, after the payment of amounts owed to FITT and to the IRS as a result of a tax levy, will be sufficient to pay our basic operating expenses, let alone mitigate debt in any substantial way.

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

In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”). GRIPS is managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has long-term relationships with some major distributors that service those outlets. For example, GRIPS’ sister company currently buys approximately $100,000,000 in products from Core-Mark, a company that distributes products to over 30,000 stores through 28 distribution centers in the USA and Canada. Under FITTs agreement with GRIPS, which covers the U.S., Canada and Mexico, GRIPS will work with FITT to facilitate agreements with GRIPS’ distribution contacts that service retail outlets. FITT’s grass-roots marketing program for sales into this market, which will be managed by GRIPS, will include in-store signage, display racks, and in-store tastings and will also be supported by various forms of media to drive the consumer to purchase the product at the retail outlets. In addition, GRIPS will perform a variety of services designed to increase customer awareness for the FITT Energy Shot and related products including conducting product tastings, creating in-store signage and displays, and other promotional functions.

The agreement with GRIPS required that FITT develop new products to market alongside the FITT Energy Shot in order to provide a more diverse product offering to the consumer. As a result, FITT has developed F.I.T.T. Energy Extreme and F.I.T.T. Energy Rx, two products with different formulations and flavors than the FITT Energy Shot. In April 2012, with the assistance of GRIPS, FITT received a letter from a major national distributor in which the distributor agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the distributor’s customer base. The distributor’s plan was to launch FITT’s products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, FITT began shipping the FITT Energy Shot, along with other products it has developed, to the distributor who then shipped the products to certain of its convenience store customers.

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

The Industry

Energy drinks, including two-ounce shots and canned drinks, are beverages with legal stimulants, vitamins, and minerals that give users a lift of energy.  Common ingredients are caffeine, taurine, ginseng, sugars, and various amounts of vitamins and minerals.  The products are consumed by individuals who are explicitly looking for the extra boost in energy.  While canned energy drinks are most commonly consumed by individuals in the 18-to-34 age group, energy shots have been appealing to a more expanded demographic. In an article discussing energy drinks published in the August 2011 issue of Beverage Industry, Garima Goel-lal, beverage analyst with Mintel International, a global leading market research company, states that “a lot of adults in the older age [group] who don’t want sugar in their beverages, but want the same benefit of an energy boost, are going toward energy shots”. In the same article, Jared Koerten, U.S. research associate for Euromonitor International, states “The appeal and benefits that energy shots offer consumers has driven sales in recent years. These products have capitalized on many consumer demands in the fast-paced global economy of today. First, these products offer extended energy to consumers who need to stay alert for long work hours. In addition, by promising ‘no crash later’, energy shots can provide a boost of energy without the accompanying loss in productivity that often stems from drinking coffee or other sugary drinks”.

In its June 2012 Executive Summary Report on energy drinks and energy shots, Mintel reports that sales of energy shots were nearly $1.6 billion in 2011, an increase of nearly $330 million over 2010 sales. Mintel also forecasts continued growth in energy shot sales to in excess of $3.4 billion by 2016. In this report, Ms. Goel-lal states “Energy drinks and shots continue to grow unabated, especially after the recession. In order to enjoy uninterrupted growth, the category needs to add new customers, engage in innovation, broaden its functional platform, and allay product safety concerns.” Mintel also reports that Living Essential’s 5-Hour Energy “continues to account for the lion’s share in the segment.”

Results of Operations for the Three Months Ended June 30, 2012 and 2011

As discussed above, since August 12, 2010, FITT has been responsible for performing the majority of the operating functions for the Company. Accordingly, since that date, FITT has processed and recorded in its books all sales, costs and operating expenses connected with its performance of those services and the Company has earned a royalty of $0.05 for each bottle sold of the FITT Energy Shot. To date, royalty earnings have been insignificant.

Sales and Gross Profit

During the second quarters of 2012 and 2011, royalties earned from FITT were insignificant, and we recorded no sales or gross profit. FITT has now completed its clinical study, retained a retail distribution partner and developed creative assets so that it was able to resume sales of the FITT Energy Shot in June 2012.

Selling and Marketing Expenses

Selling and marketing expenses include costs for sales and marketing functions, strategic alliance coordination, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the second quarter of 2012 were $1,026, compared to $5,067 for the comparable period in 2011, with the decrease mainly the result of lower consulting fees.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, insurance and non-cash, stock-based compensation.

General and administrative expenses for the second quarter of 2012 were $187,913, compared to $305,105 for the comparable period in 2011. The 2011 period included cash expense of $109,000 related to investor and public relations services while the 2012 period included no such costs. In addition, legal costs in the 2012 period were $9,000 lower than in 2011.

Interest Expense

Interest expense during the second quarter of 2012 was $5,608, compared to $25,324 for the 2011 second quarter. The 2011 amount included debt discount amortization of $17,949 on the Notes Payable – Bridge Loans and there was no comparable cost in the 2012 period.

Gain on the Extinguishment of Debt and Creditor Obligations

In the second quarter of 2012, we entered into a settlement agreement with a major creditor, we determined that the statute of limitations for certain of our creditors to enforce collection of amounts they might be owed has, or will soon have, elapsed, and we determined that certain debt will not be owed based on non-performance by the creditor. As a result, we reduced our balance sheet debt by $2.6 million and recorded gains on extinguishment of debt totaling $2,363,291. See Note 11 to the accompanying financial statements. There were no such settlements during the first quarter of 2011.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Sales and Gross Profit

During the second quarters of 2012 and 2011, royalties earned from FITT were insignificant, and we recorded no sales or gross profit. FITT has now completed its clinical study, retained a retail distribution partner and developed creative assets so that it was able to resume sales of the FITT Energy Shot in June 2012.

Selling and Marketing Expenses

Selling and marketing expenses for the first half of 2012 were $2,127, compared to $63,138 for the comparable period in 2011.  The 2011 period included $55,000 in stock-based marketing expense resulting from common shares issued to parties for assistance in developing strategic alliances, while the 2012 period contained no such costs. In addition, expenses for consulting fees were lower in 2012 than 2011 by $5,000.

General and Administrative Expenses

General and administrative expenses for the first half of 2012 were $417,342, compared to $504,674 for the comparable period in 2011. The 2012 period included a stock-based investor relations expense of $4,769. The 2011 period included expenses related to investor and public relations in the amount of $140,500 (of which $31,500 was stock-based expense). Offsetting the decrease in investor relations expenses, other costs in 2012 were higher than in 2011 including legal and accounting ($32,000) and legal support consulting ($21,000).

Interest Expense

Interest expense during the first half of 2012 was $17,216 compared to $32,189 for the 2011 first half. The 2011 amount included debt discount amortization of $17,949 on the Notes Payable – Bridge Loans and there was no comparable cost in the 2012 period.

Gain on the Extinguishment of Debt and Creditor Obligations

As discussed above, we recorded gains on extinguishment of debt totaling $2,363,291 during the six months ended June 30, 2012. See Note 11 to the accompanying financial statements. There were no such settlements during the comparable period of 2011.

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

At June 30, 2012, our principal sources of liquidity result from advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and making expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts. However, it is Management’s belief that, because of the magnitude of our debt burden, among other factors, we have been unable to attract sufficient investment dollars to operate in an efficient and effective manner. In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us. Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010, with FITT whereby FITT is performing the majority of our operating functions. Subsequent to the signing of our Operating Agreement with FITT, we are only responsible for basic business expenses, including those necessary to keep our regulatory filings current, as FITT will be responsible for costs associated with ongoing operations of supporting the FITT Energy Shot. As of June 30, 2012, FITT has made net advances to us, from funds obtained from its investors, of $178,432 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs. FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business. FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

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

DEBT

Settlement of Sacks Litigation

As explained in Note 9 to the accompanying financial statements, on May 2, 2012, we entered into a Settlement Agreement and Release with Sacks Motor Sports and reduced our balance sheet debt by $1,790,000.

Notes Payable – Bridge Loans

On April 18, 2011 we issued two notes with face value totaling $50,000, and the proceeds were used to repay advances to FITT. On April 26, 2012, the two noteholders agreed to cancel the notes and enter into new notes payable agreements directly with FITT. The principal of these notes was transferred to amounts owed to FITT. The interest accrued on the original principal totaling $11,000 was forgiven by the debt holders.

Debt Compromise Program

We are continuing our program to compromise our significant debt which, for the most part, was incurred under previous management. As discussed in Note 3 to the accompanying financial statements, during the second quarter of 2012 we reduced our balance sheet debt by $2,631,000 inclusive of the settlement of the Sacks litigation and the cancellation of the Notes Payable – Bridge Loans.

EQUITY

Sales of Equity Securities

There were no sales of equity securities during the six month periods ended June 30, 2012 and 2011.

At June 30, 2012, our cash and cash equivalents were zero, and we had negative working capital in excess of $2.5 million.  During the six months ended June 30, 2012, because of a lack of capital, we issued 1,200,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and legal fees.  The value of the services and shares issued was $24,369.

Due to our lack of capital, we are in default of our note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain under the FITT Highway Products corporate name.  At June 30, 2012, we had $302,000 in notes payable obligations for which the statute of limitations for creditor collection had not expired. All of these notes are in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the three months ended June 30:

	2012	2011	Change
Operating activities	$(97,929)	$(210,295)	$112,366
Investing activities	–	–	–
Financing activities	97,929	210,295	(112,366)
Total	$–	$–	$–

Operating Activities

Operating cash flows for the six months ended June 30, 2012 reflect our net income of $1,925,806 and a change in working capital items of $314,699, offset by a change in non-cash items (gain on extinguishment of debt, depreciation, and stock-based expense) of $2,338,434. The change in working capital is primarily related to increases in accounts payable, accrued expenses / compensation and advances from related parties.  The increases in accounts payable, accrued expenses / compensation and advances from related parties are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities

There was no cash used in investing activities for the three-month periods ended June 30, 2012 or 2011.

Financing Activities

There was $97,929 and $160,295 cash provided by financing activities from related parties for the six-month periods ended June 30, 2012 and 2011, respectively. In addition, the 2011 period includes proceeds of $50,000 from the issuance of notes payable.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Sacks Motor Sports Inc.

In 2006 we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and was fully reserved on the balance sheet. In 2008, after we appealed the award, the Middle District of Florida (“Florida Court”) denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007 (the “Florida Judgment”). On August 30, 2008, Sacks had the Florida Judgment filed in the United States District Court for the Southern District of California (“California Court”) in an attempt to make collection against any of our California assets.

On May 2, 2012, we entered into a Settlement Agreement and Release (“Sacks Settlement”) with Sacks. Under the Sacks Settlement, we provided Sacks with a total of 4,000,000 shares of our restricted common stock (3,000,000 newly issued shares plus the release of 1,000,000 shares previously issued in March 2010 under a settlement agreement that was never finalized) and Sacks executed and delivered to us forms of Acknowledgement of Full Satisfaction of Judgment for filing with the Florida Court and the California Court. We also agreed that one year from the effective date of the Sacks Settlement, we would request, based on legally available rules and exemptions, that the shares become free-trading. The shares were fully vested on the date of the Sacks Settlement and were valued based on the market price of the shares on the agreement date. During the second quarter of 2012, in connection with this settlement, we recorded a gain on extinguishment of debt of approximately $1.57 million.

Oswald & Yap

On January 13, 2012, a complaint was filed against us in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP.  The complaint, which is for unpaid legal services in the amount of $40,734, also named our CEO and FITT as defendants.  Our CEO, as an individual, and FITT, as a company, were never a party to any agreement with Oswald & Yap.

The matter is currently in the discovery phase with trial presently scheduled for October 29, 2012. The parties have exchanged settlement proposals, however, no definitive agreement is in place.  If the settlement discussions prove fruitless, we intend to vigorously defend the claims asserted for any amounts beyond those already recorded on our books (approximately $32,000) and to pursue having our CEO and FITT dismissed from the case.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

There have been no events which are required to be reported under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

FITT HIGHWAY PRODUCTS, INC.
(Registrant)
Dated: August 20, 2012
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

