Form 10-Q
period 2012-09-30
FITT HIGHWAY PRODUCTS, INC.
filed 2012-11-19
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 14, 2012, there were 93,254,938 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.

FORM 10-Q

SEPTEMBER 30, 2012

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$–	$–
Prepaids and other	–	1,000
Total current assets	–	1,000
Property and equipment, net	236	751
Total assets	$236	$1,751

Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit
Current liabilities
Accounts payable	$792,366	$869,734
Accrued expenses	78,127	229,419
Accrued compensation	1,188,523	1,046,428
Accrued litigation	–	1,790,000
Notes payable	302,000	502,000
Advances from related parties	330,525	480,238
Total current liabilities	2,691,541	4,917,819
Total liabilities	2,691,541	4,917,819

Redeemable Series A convertible preferred stock, $0.001 par value, 6,300,000 and no shares authorized, 6,300,000 and no shares issued and outstanding, and redemption value of $315,000 and zero at September 30, 2012 and December 31, 2011, respectively	315,000	–

Shareholders’ deficit
Preferred stock, $0.001 par value: 13,700,000 and 20,000,000 shares authorized and no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 93,254,938 and 89,054,938 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	93,255	89,055
Additional paid-in capital	29,474,550	29,327,381
Accumulated deficit	(32,574,110)	(34,332,504)
Total shareholders’ deficit	(3,006,305)	(4,916,068)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$236	$1,751

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue - royalties	$454	$–	$454	$–

Operating expenses:
Selling and marketing	376	1,756	2,503	64,894
General and administrative	164,785	213,386	582,126	718,058
Total operating expenses	165,161	215,142	584,629	782,952
Operating loss	(164,707)	(215,142)	(584,175)	(782,952)

Other (income) expense:
Interest expense	2,306	18,862	19,522	51,051
Gain on extinguishment of debt and creditor obligations	–	–	(2,363,291)	–
Other expense, net	400	400	1,200	1,200
Income (loss) before income taxes	(167,413)	(234,404)	1,758,394	(835,203)
Income taxes	–	–	–	–
Net income (loss)	$(167,413)	$(234,404)	$1,758,394	$(835,203)

Income (loss) per common share - basic	$(0.00)	$(0.00)	$0.02	$(0.01)
Income (loss) per common share - diluted	$(0.00)	$(0.00)	$0.02	$(0.01)

Weighted average number of common shares used in basic calculations	93,254,938	88,513,199	91,567,894	84,354,059
Weighted average number of common shares used in diluted calculations	93,254,938	88,513,199	94,740,887	84,354,059

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,758,394	$(835,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment – debt and creditor obligations	(2,363,291)	–
Common stock issued for services rendered	24,369	228,000
Common stock issued for interest	–	9,000
Depreciation	515	733
Amortization of debt discount	–	17,949
Changes in operating assets and liabilities:
Prepaid expenses and other assets	–	(32,000)
Accounts payable	151,324	29,427
Accrued expenses	13,006	11,432
Accrued compensation	280,396	276,831
Net cash used in operating activities	(135,287)	(293,831)

Cash flows from financing activities:
Net advances from related parties	135,287	243,831
Proceeds from issuance of notes payable, net of fees	–	50,000
Net cash provided by financing activities	135,287	293,831

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,516	$2,777
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock to reduce advances to related parties	$315,000	$–
Notes payable and advances extinguished through cancellation or statute expiration	$220,000	$–
Issuance of common stock in connection with litigation settlement	$128,000	$20,000
Issuance of common stock to reduce advances to related parties	$–	$341,000
Issuance of common stock for accrued compensation	$–	$415,000
Issuance of common stock for prepaid expenses	$–	$110,000
Issuance of common stock held by third party for interest on notes payable	$–	$9,000

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(UNAUDITED)

1.	Business

Business

FITT Highway Products, Inc. (the “Company”) is in the business of the manufacture (on an outsource basis), distribution and sale of energy drinks. Our current active product is a two-ounce energy shot named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”).

We have significant debt that was incurred, for the most part, under previous management. As a result of this significant debt, and other factors, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us. In addition, we have been unable to attract necessary investment dollars to conduct operations. Therefore, effective August 12, 2010 we entered into an operating agreement (the “Operating Agreement”) with F.I.T.T. Energy Products, Inc. (“FITT”), a separate entity controlled by certain of our investors and management and whose largest shareholder is our CEO. Under the agreement, FITT is performing a majority of the operating functions for the FITT Energy Shot, and is recording all related results of operations. In exchange, FITT is obligated to pay us a royalty of $0.05 per bottle sold of the FITT Energy Shot.

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

In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”). GRIPS is managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has long-term relationships with some major distributors that service those outlets. In April 2012, with the assistance of GRIPS, FITT received a letter from a national distributor in which the distributor agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the distributor’s customer base. The distributor’s plan was to launch FITT’s products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, FITT began shipping the FITT Energy Shot, along with other products it has developed, to the distributor who then shipped the products to certain of its convenience store customers in the regions identified.

For the year ended December 31, 2011 and the nine months ended September 30, 2012, we had no significant revenues. This was primarily due to a lack of operating capital, our decision to temporarily suspend our sales activity to focus on a new marketing strategy and product development, and our Operating Agreement with FITT.  For the nine months ended September 30, 2012 we experienced net income of nearly $1.76 million, principally as a result of gains from our continuing program to compromise our debt. Our goal has been and continues to be to compromise our debt at a rate of no more than $0.10 per one dollar of debt. We believe that, until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 for a summary of our progress toward the compromise of our debt.

During the first quarter of 2012, FITT proposed negotiating a business combination with us if (1) we are able to mitigate our debt to their satisfaction, (2) assets in the merged entity would be protected from claims of our prior creditors, and (3) our Board of Directors and shareholders approve the negotiated business combination agreement. In proposing such a negotiation, FITT also requires that an independent appraisal be obtained to support the exchange of securities in the transaction. On November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard, but at this point, there can be no assurance that such negotiations will result in an agreement. In addition, the Board also approved investigating a recapitalization of our company in the event business combination negotiations are successful, and we will soon be making application to the Financial Industry Regulatory Authority, Inc. (“FINRA”) for approval of such recapitalization.

Management continues to seek capital through various sources, but given the present economic environment and our current financial condition, management is not confident it can attract any capital without significantly mitigating our debt. The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2011 as reported in our Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows.  The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2011.

Net Income Loss per Share

Basic and diluted net income (loss) attributable to common stockholders per share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. At September 30, 2012 and 2011, we had 250,000 and 361,834 warrants outstanding, respectively. The exercise prices of the warrants were in excess of the average closing price of our common stock during the three and nine months ended September 30, 2012 and 2011. At September 30, 2012, we had 6,300,000 shares of redeemable preferred stock, which were issued in May 2012, convertible into an equal amount of our common shares. The weighted average number of common shares of the convertible preferred stock were included in the calculation of diluted net income per share for the nine-month period ended September 30, 2012 (3,172,993 shares) but excluded from the three months ended September 30, 2012 as the shares would be anti-dilutive due to the net loss in that period.

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

New Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (1) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

3.	Debt Compromise Program

As stated in Note 1, we have significant debt that was incurred, for the most part, under previous management, and we are continuing with our program to compromise this debt in a substantial way. Our goal is to settle the debt at an overall rate of no more than $0.10 per one dollar of debt. Through actions conducted by our legal counsel, we reached tentative verbal settlement agreements with a number of our creditors. However, nothing definitive is yet in place with respect to these settlements. In addition, we determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now, or will soon elapse. Finally, we determined that certain debt will not be owed based on non-performance by certain creditors. Based on our negotiations and determinations, we have during the nine months ended September 30, 2012, or may in the near future, reduce our balance sheet debt as shown below:

	Through September 30, 2012	Future Periods
Accounts payable	$328,692	$354,577
Accrued expenses	154,297	40,327
Accrued compensation	138,302	–
Accrued litigation	1,790,000	–
Notes payable	200,000	202,000
Advances from related parties	20,000	–
	$2,631,291	$596,904

Amounts expected to be compromised in future periods identified above are dependent on continued discussions with our creditors and the ability of creditors to enforce collection after certain statute of limitations expires. Management cannot make any assurances that such conditions will be met.

Amounts written-off through September 30, 2012 include $1,790,000 in settled litigation obligations, $61,000 in canceled notes payable and accrued interest and $780,291 due to the expiration of statute of limitations or non-performance by the creditor. Amounts to be written-off in future periods include $530,154 in obligations expected to be settled during the fourth quarter of 2012 and $66,749 due to the expiration of statute of limitations in future periods. The settled obligations will require funding of approximately $96,000 which has not yet been arranged. As of September 30, 2012, under the condition that funding can be arranged to meet settlement obligations and statute of limitations continue to pass on certain creditor balances, we anticipate future write-offs will be made in the following periods ending:

December 31, 2012	$545,913
March 31, 2013	43,307
June 30, 2013	875
September 30, 2013	6,809
$596,904

Since we began this program at the beginning of 2010, we have reduced our balance sheet debt by a total of $4.4 million through debt settlement or write-off and through conversion of debt to equity. Nearly $4.0 million of the debt was reduced or written-off for total value of $183,200 ($20,500 in cash and 4,295,000 shares of common stock valued at $162,700).

4.	Accounts Payable

Through September 30, 2012, we have written-off $328,692 in accounts payable mainly as a result of the expiration of the statute of limitation for creditors to enforce collection of their debt. In addition, our legal counsel reached tentative and informal settlement agreements with certain of our creditors whereby indebtedness totaling $287,828 will be settled for cash and stock in the approximate amount of $76,000. We anticipate that the settlement agreements for this debt will be finalized during the fourth quarter of 2012 at which time this debt will be written-off if we can meet our performance obligations. We also expect to write-off an additional $66,749 in accounts payable in future periods due to the expiration of the statute of limitations to enforce collection. Such write-offs are dependent upon the absence of additional claims on aged balances expected to be written off.

Accounts payable at September 30, 2012 is comprised of the following:

Owed to ongoing vendors	$298,679
Owed from prior settlements	100,000
Owed – attempting to settle	39,110
To be written-off in future periods:
Tentatively settled debt – agreements to be finalized	287,828
Statute of limitations to expire (Note 3)	66,749
$792,366

Amounts owed to ongoing vendors are mainly the result of obligations for legal, accounting and outside director fees which are a necessity to maintain our status as a fully reporting public company.

5.	Accrued Expenses

Accrued expenses consist of the following at:

	September 30, 2012	December 31, 2011
Accrued interest – note payable to Distributor	$40,327	$34,571
Accrued interest – notes payable - bridge loans	–	7,000
Accrued interest – notes payable - other	–	80,700
Other	37,800	107,148
	$78,127	$229,419

Through September 30, 3012, we have written-off accrued expenses totaling $154,297 as part of our debt compromise program. The Notes Payable – Bridge Loans, including accrued interest of $11,000, were canceled based on agreements with the creditors and the Notes Payable – Other, including accrued interest of $83,950, were written off as a result of the expiration of the statute of limitations for creditors to enforce collection of their debt. See Note 7. Also written off due to statute of limitations expiration were other accrued expenses totaling $59,347. During the third quarter of 2012, our legal counsel reached a tentative and informal settlement agreement for the Note Payable – Distributor Settlement which is inclusive of accrued interest $40,327, and we anticipate this agreement will be finalized during the fourth quarter of 2012 at which time this debt will be written-off if our performance obligations can be met. See Note 7. We are currently attempting to reach a settlement agreement with the creditor that represents the majority of the remaining accrued expenses.

6.	Accrued Compensation

Accrued compensation consists of the following at:

	September 30, 2012	December 31, 2011
Accrued officers (and former officers) compensation	$611,763	$554,382
Other accrued compensation	185,030	116,362
Accrued payroll taxes – delinquent	276,200	269,663
Accrued payroll taxes on accrued payroll (not yet due)	115,530	101,635
Other	–	4,386
	$1,188,523	$1,046,428

Through September 30, 3012, we have written-off $138,302 in accrued compensation as a result of a number of factors including the expiration of the statute of limitation for creditors to enforce collection of their debt. Due to a continuing lack of capital, we have been unable to pay the majority of the compensation owed to our officers and employees. In addition, in 2007 and 2008, our prior management did not pay certain federal and state payroll tax obligations and they became delinquent. The delinquent tax amounts shown above consist of:

	September 30, 2012	December 31, 2011
Federal – trust fund portion	$107,334	$107,334
Federal – interest and penalties	74,809	70,622
State – trust fund portion	64,913	64,913
State – interest and penalties	29,144	26,794
	$276,200	$269,663

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

During 2011, our two existing employees elected to accept common shares in lieu of a portion of their accrued compensation. On March 28, 2011, we filed a registration statement on Form S-8 under which a total of 1,750,000 common shares were registered and issued to an officer and an employee at a value of $0.08 per share, or $140,000. On May 18, 2011, we filed another registration statement on Form S-8 under which a total of 2,750,000 common shares were registered and issued to an officer and an employee at a value of $0.10 per share, or $275,000. In connection with their agreement to accept the common shares, the two employees have agreed not to sell any of these shares issued them until March 31, 2013. During the time the two employees have been prohibited from selling these shares to make-up for wages they were not paid, the market price has declined significantly to less than $0.01 per share based on the closing price of the stock on November 12, 2012. During the nine months ended September 30, 2012, there were no shares issued to officers or employees.

7.	Notes Payable

Notes payable consists of the following at:

	September 30, 2012	December 31, 2011
Note payable – distributor settlement	$202,000	$202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – bridge loans	–	50,000
Notes payable – other	–	150,000
Subtotal	302,000	502,000
Less current portion	(302,000)	(502,000)
Long-term portion	$–	$–

Note Payable – Distributor Settlement

This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which the Company agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010. Interest was to accrue at 5% per annum beginning in August 2008. The Company has made payments totaling $50,000. In July 2012, the noteholder agreed, on a tentative verbal basis, to accept a payment of $20,200 in full settlement of all amounts owing under this note payable, including accrued interest (see Note 5). We are in the process of finalizing this agreement with the noteholder and once all terms of the agreement have been satisfied, we will remove the obligation from our balance sheet and record a gain on extinguishment of debt in the approximate amount of $221,000. As of September 30, 2012 and December 31, 2011, the outstanding balance of $202,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

Note Payable – Trademark Settlement

This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy. The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid. The payment of $25,000 was paid through an advance by a former officer. The note payable contains no provision for interest. As of September 30, 2012 and December 31, 2011, the Company was in default for non-payment and the outstanding balance of $100,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

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

As previously discussed, we have limited capital resources and liquidity.  As a result, during the periods covered by this report, related parties advance funds to us in order for us to pay certain obligations. Advances from related parties consist of the following at:

	September 30, 2012	December 31, 2011
Advances from CEO and former officer	$108,610	$102,087
Advances from FITT	206,915	363,151
Advances from Shareholder	15,000	15,000
	$330,525	$480,238

Through September 30, 3012, we have written-off $20,000 in advances from a former officer after considering the statute of limitation for the enforcement of debt collection.

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

While our Operating Agreement with FITT requires that it makes royalty payments to us based on sales of the FITT Energy Shot, royalties earned to date have been insignificant. Until FITT begins making significant sales of the FITT Energy Shot, any royalty payments we receive will not be large enough to reduce in any significant way the amount we owe FITT. Therefore during the periods presented by this report, FITT has several times requested that we reduce the amount we owe them.

Activity in advances from related parties during the nine months ended September 30, 2012 and the year ended December 31, 2011 consists of the following:

	2012	2011
Balance beginning of period	$480,238	$472,645
Increases:
Net advances	135,287	348,593
Cancellation of Notes Payable – Bridge Loans	50,000	–
Decreases:
Preferred shares issued to FITT	(315,000)	–
Write-off advances from former officer	(20,000)	–
Common shares issued to FITT	–	(216,000)
Common shares issued to Dr. Rand Scott	–	(25,000)
Common shares issued to Havas	–	(100,000)
	$330,525	$480,238

As discussed in Note 10, on May 15, 2012, our Board of Directors agreed to issue 6,300,000 shares of our preferred stock, valued at $315,000, to FITT as a partial reduction of the debt we owed them. On April 1, 2011, our Board of Directors agreed to issue FITT 3,000,000 shares of our common stock, valued at $216,000, as a partial reduction of amounts we owed them. Additionally, in May 2011, we entered into agreements with Dr. Rand Scott and Havas Edge, LLC (formerly Euro RSCG Direct Response, LLC) under which we agreed to issue a total of 1,250,000 shares of our common stock, valued at a total of $125,000, for services Dr. Scott and Havas would perform for FITT.

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

Oswald & Yap

On January 13, 2012, a complaint was filed against us in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP (“Oswald”).  The complaint, which is for unpaid legal services in the amount of $40,734, also named our CEO and FITT as defendants.  Our CEO, as an individual, and FITT, as a company, were never a party to any agreement with Oswald & Yap.

Effective October 17, 2012 we entered into an Agreement for Use of Stipulation for Judgment under which we agreed to pay Oswald $25,000 no later than December 17, 2012. If we make the payment as required, Oswald will execute a Dismissal with Prejudice of the entire case against all defendants. In the event we do not make the payment by the required date, Oswald will have the right to immediately file a Stipulation for Judgment against us and also to continue their actions against our CEO and FITT. Additionally, on October 12, 2012, attorneys for our CEO and FITT filed a Motion for Summary Judgment essentially requesting they be dismissed from the case. This motion is scheduled to be heard on January 13, 2013.

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

Since the preferred stock is contingently redeemable by FITT, it has been classified as temporary equity in the accompanying balance sheet as of September 30, 2012.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. Following is the activity for our shares of common stock during the nine months ended September 30, 2012:

	Shares
Shares outstanding December 31, 2011	89,054,938
Issuances for settlement of Sacks litigation	3,000,000	See Note 9
Issuances for services and operating expenses:
Litigation support	700,000	See Note 13
Investor relations	500,000	See Note 13
Shares outstanding September 30, 2012	93,254,938

We have recorded expenses for the issuance of shares for services and operating expenses in the accompanying Statements of Operations for the three and nine months ended September 30, 2012 and 2011 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Selling and marketing	$–	$–	$–	$55,000
General and administrative	–	31,500	24,369	63,000
Total	$–	$31,500	$24,369	$118,000

The above amounts for the nine months ended September 30, 2011 do not include $110,000 of common shares issued to a provider of legal services that were accounted for as prepaid services. During the three and nine months ended September 30, 2011, the legal service provider performed services in the amount of $34,781 and $114,891 which were included as general and administrative expense in the Statements of Operations.

11.	Gain on Extinguishment of Debt and Creditor Obligations

Following is a summary of the components of the gain on extinguishment of debt and creditor obligations for the nine months ended September 30, 2012:

Settlement of Sacks litigation	$1,572,000	See Note 9
Write-off Notes Payable – Distributor and Other	150,000	See Note 7
Write-off Accounts Payable	328,692	See Note 4
Write-off Accrued Expenses	154,297	See Note 5
Write-off Accrued Compensation	138,302	See Note 6
Write-off Advances from Related Parties	20,000	See Note 8
	$2,363,291

12.	Income Taxes

As discussed in our Form 10-K for the year ended December 31, 2011, we have in excess of $20,000,000 in U.S. tax net operating loss carryforwards available to offset taxable income. Therefore, no provision for income taxes has been recorded for the three and nine months ended September 30, 2012.

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

On March 2, 2012, another shareholder, Dr. Sam Maywood, directed that we issue the 500,000 shares described under “Debt Satisfaction Agreement” above to two parties in satisfaction of our obligations under the agreement with ACP. In connection with this agreement, we recorded a general and administrative expense in 2011 in the amount of $23,481 and an additional expense in the three months ended March 31, 2012 in the amount of $4,769 based on the fair value of the common stock issued to ACP. In addition, $15,000 remains due to Dr. Maywood as of September 30, 2012.

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

Description of Business

Our business is the manufacture (on an outsource basis), distribution and sale of energy drinks. Our current active product is a two-ounce energy shot named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”). We have significant debt that was incurred, for the most part, under previous management. As a result of this significant debt, and other factors, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us. In addition, we have been unable to attract necessary investment dollars to conduct operations. As more fully discussed in Operations below, effective August 12, 2010 we entered into an Operating Agreement with F.I.T.T. Energy Products, Inc. (“FITT”), a separate entity controlled by certain of our investors and management and whose largest shareholder is our CEO. Under the agreement, FITT is performing a majority of the operating functions for the FITT Energy Shot, and is recording all related results of operations. In exchange, FITT is obligated to pay us a royalty of $0.05 per bottle sold of the FITT Energy Shot.

Our cash flow is presently limited to receipt of advances and royalty revenue from FITT. As such, we are currently dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot. FITT’s requirement to pay royalties of $0.05 per bottle sold of the FITT Energy Shot is first subject to an IRS Notice of Levy in the amount of $152,974. The Notice of Levy attached all royalty payments payable to us by FITT over and above $83,166, which is the amount owed by us to FITT as of October 15, 2010. Note that FITT is not obligated to pay us royalties for any additional products it has developed and funded. As for advances, FITT has made net advances to us, using funds it obtained from its own investors, of $206,915 as of September 30, 2012 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs. FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business. FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

Our goal has been and continues to be to compromise our debt at a rate of no more than $0.10 per one dollar of debt. We believe that, until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 to the accompanying financial statements for a summary of our progress toward the compromise of our debt.

During the first quarter of 2012, FITT proposed negotiating a business combination with us if (1) we are able to mitigate our debt to their satisfaction, (2) assets in the merged entity would be protected from claims of our prior creditors, and (3) our Board of Directors and shareholders approve the negotiated business combination agreement. In proposing such a negotiation, FITT also requires that an independent appraisal be obtained to support the exchange of securities in the transaction. On November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard, but at this point, there can be no assurance that such negotiations will result in an agreement. In addition, the Board also approved investigating a recapitalization of our company in the event business combination negotiations are successful, and we will soon be making application to the Financial Industry Regulatory Authority, Inc. (“FINRA”) for approval of such recapitalization.

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

Given the difficulties created by our debt burden, management is continuing its program to compromise debt with a goal of settling debt at a rate of no more than $0.10 per one dollar of debt. Until the debt can be compromised, we believe we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired.

Products

Energy Shots

Our current active product, the FITT Energy Shot, was designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott incorporated a number of unique ingredients into the product which allows for the use of lower levels of caffeine. We believe that higher levels of caffeine may be unhealthy and potentially dangerous for our consumers, especially for adolescents or people with blood pressure issues. Dr. Scott is on the board of PriCara Pharmaceutical, a Johnson & Johnson Company, and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.

FITT Energy Shot

Ingredients:

The FITT Energy Shot formula, which was principally based on our previous energy shot’s formula, contains ingredients selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health.  The FITT Energy Shot features Resveratrol, a substance found naturally in grapes. Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to affect age related decline.  Our FITT Energy Shot also contains L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine. Additionally, the drink features L-Arginine AKG.  L-Arginine AKG has been shown in a University study to help build additional strength when used during training.  Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium.  These ingredients have good safety profiles and have support as weight-loss aides.  More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain.  All this is built on a base of healthy pomegranate and orange.

Caffeine Concerns:

As reported in an August 28, 2012 article in the Wall Street Journal, “New York’s attorney general is investigating whether the multi-billion dollar energy-drink industry is deceiving consumers with misstatements about the ingredients and health value of its products.” The article goes on to say “Investigators are examining whether the companies overstated the benefits of exotic-sounding ingredients while understating the role of caffeine, a common stimulant that industry critics believe to be the main active ingredient,” and also that “the products’ labels often don’t say how much caffeine is contained in the drink” but instead relates the caffeine content to that of a cup of coffee. In addition, the article reports that “Investigators are looking into whether the addition of ingredients like guarana—another source of caffeine—violates laws that ban putting multiple sources of caffeine in one beverage without disclosing the overall amount. The entire article can be seen at the following link: http://online.wsj.com/article/SB10000872396390444230504577615690249123150.html

On October 31, 2012, San Francisco City Attorney Dennis J. Herrera sent a letter to Monster Beverage (see link http://graphics8.nytimes.com/packages/pdf/business/Monster-Energy.PDF) asking the company to prove its advertised claim that large daily quantities of Monster Energy were safe for adults and adolescents. Recently, the energy drink industry and Monster Beverage in particular has been the subject of increasing scrutiny as a result of disclosures that the Food and Drug Administration had received reports that the deaths of five people since 2009 may be linked to Monster Energy drinks. (see link http://topics.nytimes.com/top/reference/timestopics/organizations/f/food_and_drug_administration/index.html?inline=nyt-org). “We are deeply troubled by reports that individuals may have lost their lives as a result of excessive consumption of energy drinks,” FITT president Michael R. Dunn stated. “And it is important for the general public to understand that the phrase ‘energy drink’ covers a broad and diverse spectrum of beverages that use an array of ingredients in a wide range of quantities. We believe we are at the opposite end of that spectrum from those being examined by San Francisco in numerous ways. F.I.T.T. Energy was born of the same concern exhibited by San Francisco’s city attorney and the FDA,” Dunn added. “If you read Mr. Herrera’s letter to Monster it addresses among other issues the levels of caffeine in the product. We have created a product that avoids what we felt were potentially dangerous and unhealthy levels of caffeine while uniquely adding the proven health benefits of Resveratrol. F.I.T.T.’s use of vaso-dilators to increase blood flow also helps mitigate health concerns that we presume are at the heart of San Francisco’s inquiry.”

Blood Pressure Study:

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

In its marketing materials, FITT is differentiating the FITT Energy Shot from competitive products using the results of the clinical trial.

Prior Energy Shot

Our prior energy shot, called The Sports Energy Shot, was designed to provide a zero calorie, sugar free, rapid and lasting energy boost, enhancing muscle strength and endurance. The Sports Energy Shot formula, which contains a number of the same ingredients as the FITT Energy Shot (L-Arginine, Niacinamide, B vitamins, etc.) was the basis for the FITT Energy Shot’s formulation.

Prior Canned Energy Drinks

We previously distributed canned energy drinks in two flavors, Cranberry-Pineapple and Green Tea, with a Regular and Sugar-Free version of each.  Shipments began in 2005 with the Cranberry-Pineapple flavor.  During 2009, we stopped selling the canned energy drinks to focus on our energy shots, but we may elect to resume sales of these products in the future, under the FITT brand, in those situations where marketing, shipping, and product placement costs are advantageous.

Operations

Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate operating income and have become burdened with substantial debt. As of September 30, 2012, we have less than $1,000 in assets (zero in cash) and nearly $2.7 million in debt. As a result, we have been unable to attract necessary investment dollars to produce and market our product. In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us due to our poor financial condition, among other reasons. These factors raise substantial doubt about our ability to continue as a going concern unless we can substantially mitigate our debt and raise capital.

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

Marketing

Marketing functions, which are currently being performed by FITT, are being directed mainly to the retail market segment. But we also anticipate directing some future efforts to the use of electronic media such as the internet and social media.

Marketing Plan – Retail

The retail market space for our product includes convenience stores, grocery chains, drug stores, and health and fitness centers to name a few. FITT believes sales into the retail market will provide the most stable method for marketing the FITT Energy Shot, as well as FITT’s other products.

In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”). GRIPS is managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has long-term relationships with some major distributors that service those outlets. Under FITTs agreement with GRIPS, which covers the U.S., Canada and Mexico, GRIPS agreed to work with FITT to facilitate agreements with GRIPS’ distribution contacts that service retail outlets. In accordance with the agreement with GRIPS, FITT developed several new products to market alongside the FITT Energy Shot in order to provide a more diverse product offering to the consumer.

In April 2012, with the assistance of GRIPS, FITT received a letter from a Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the Core-Mark’s customer base. See the section below titled “Distribution” for more information.

Marketing Plan – Electronic Media

FITT previously performed test marketing of The FITT Energy Shot using both a Direct Response TV (“DRTV”) campaign and through email broadcasts. The DRTV campaign was directed by Havas Edge, LLC (“Havas”) (formerly Euro RSCG Edge) under FITT’s July 2010 agreement with them, and included a 60 second television commercial (the “FITT Commercial”) about the FITT Energy Shot. Havas is a member of Havas Worldwide, a global advertising and communications services group with 316 offices in 75 countries. For more information on Havas, please visit their website at www.havasedge.com.

Based on the results of FITT’s test marketing, Havas recommended FITT pursue a strategy to clearly differentiate the FITT Energy Shot from similar products in the marketplace, and to develop new marketing materials, including a new FITT Commercial, to support a drive-to-retail for the product. As a result, as discussed above in “Products – FITT Energy Shot”, our operating partner, FITT, funded a clinical trial testing the impact of the FITT Energy Shot and two competitive products on participants’ blood pressure. Given the positive results of this blood pressure study, Havas suggested FITT reshoot the FITT Commercial to include the unique benefits of the product and focus any media on driving traffic to retail outlets verses a DRTV campaign. FITT’s website, which can be seen at www.throwafitt.com, has been updated to support the drive-to-retail and to highlight the unique benefits of the product.

In April 2010, we entered into an agreement with Sports 1 Marketing LLC, an entity whose principal owner is Warren Moon, NFL Hall of Fame quarterback. As part of the agreement, Mr. Moon agreed to endorse the FITT Energy Shot and has been featured in a number of the advertising campaigns for the product including our several of our test-marketing email broadcasts. While our association with Warren Moon and his connections with high-profile athletes gives us reason to believe we can attract nationally recognizable sport figures to assist with the implementation of this aspect of the marketing plan, we have decided to de-emphasize this aspect until such time as we achieve much greater brand recognition. At that time we will re-evaluate the potential effectiveness of this aspect of the marketing plan and make any changes we deem appropriate.

Production

Under the FITT Operating Agreement, FITT is responsible for the production and distribution of the FITT Energy Shot. The FITT Energy Shot is produced at Wellington Foods Incorporated, a contract manufacturer of liquid and powder nutritional supplements since 1974. In addition to its manufacturing facilities, Wellington has the in-house capabilities to develop products from concept for flavoring ingredient content to production, or to take an existing formula and extend the product line with new flavors or innovative ingredients. Dr. Rand Scott, one of our medical experts and a shareholder, researched and recommended the ingredients for the FITT Energy Shot and Wellington provided the final flavoring and formulation. Wellington owns the formula for the FITT Energy Shot, but there is no barrier to its recreation and there are numerous manufacturers within the U.S. capable of manufacturing the product.

The principal raw materials used to manufacture the energy shot are plastic bottles, nutritional supplements, flavoring agents, and concentrates as well as other ingredients from independent suppliers. These raw materials are readily available from any number of sources in the United States.

Distribution

As noted above, in April 2012, with the assistance of GRIPS, FITT received a letter from a Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the Core-Mark’s customer base. Core-Mark is one of the largest broad-line, full-service marketers and distributors of packaged consumer products in North America. Founded in 1888, Core-Mark provides distribution and logistics services as well as marketing programs to over 29,000 retail locations across the United States and Canada through its 28 distribution centers. Core-Mark services traditional convenience retailers, grocers, mass merchandisers, drug, liquor and specialty stores, and other stores that carry consumer packaged goods. Core-Mark’s plan was to launch FITT’s products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, FITT began shipping the FITT Energy Shot, along with other products it has developed, to Core-Mark who then shipped the products to certain of its convenience store customers. FITT’s marketing program for sales into this market will include in-store display racks and signage, and will also be supported field sales reps and by various forms of media designed to drive the consumer to purchase the product at the retail outlets.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011

As discussed above, since August 12, 2010, FITT has been responsible for performing the majority of the operating functions for the Company. Accordingly, since that date, FITT has processed and recorded in its books all sales, costs and operating expenses connected with its performance of those services and the Company has earned a royalty of $0.05 for each bottle sold of the FITT Energy Shot.

Revenue – Royalties

Royalties earned during the third quarter of 2012 were $454. No royalties were earned during the same period of 2011.

Selling and Marketing Expenses

Selling and marketing expenses include costs for sales and marketing functions, strategic alliance coordination, advertising, product marketing, promotion, events, promotional materials, professional fees and non-cash, stock-based compensation.

Selling and marketing expenses for the third quarter of 2012 were $376 compared to $1,756 for the comparable period in 2011, with the decrease mainly the result of lower costs for press releases.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, insurance and non-cash, stock-based compensation.

General and administrative expenses for the third quarter of 2012 were $164,785, compared to $213,386 for the comparable period in 2011. The main difference between the periods is that the 2011 period included expense of $51,500 related to investor and public relations services ($20,000 in cash, $31,500 in stock) while the 2012 period included no such costs.

Interest Expense

Interest expense during the third quarter of 2012 was $2,306, compared to $18,862 for the 2011 third quarter. The 2011 amount included interest of $15,250 on debt which was written off as of June 30, 2012 due to expiring statutes.

Gain on the Extinguishment of Debt and Creditor Obligations

In the second quarter of 2012, we entered into a settlement agreement with a major creditor, we determined that the statute of limitations for certain of our creditors to enforce collection of amounts they might be owed has, or will soon have, elapsed, and we determined that certain debt will not be owed based on non-performance by the creditor. As a result, we reduced our balance sheet liabilities by $2.6 million and recorded gains on extinguishment of debt and creditor obligations totaling $2,363,291. See Note 11 to the accompanying financial statements. There were no such settlements during the first quarter of 2011.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Revenue – Royalties

Royalties earned during the first nine months of 2012 were $454 compared to zero for the comparable period in 2011..

Selling and Marketing Expenses

Selling and marketing expenses for the first nine months of 2012 were $2,503, compared to $64,894 for the comparable period in 2011.  The 2011 period included $55,000 in stock-based marketing expense resulting from common shares issued to parties for assistance in developing strategic alliances, while the 2012 period contained no such costs. In addition, expenses for consulting fees were lower in 2012 than 2011 by $5,000.

General and Administrative Expenses

General and administrative expenses for the first nine months of 2012 were $582,126, compared to $718,058 for the comparable period in 2011. The 2012 period included a stock-based investor relations expense of $4,769. The 2011 period included expenses related to investor and public relations in the amount of $192,000 (of which $63,000 was stock-based expense). Offsetting the decrease in investor relations expenses, other costs in 2012 were higher than in 2011 including legal ($36,000) and legal support consulting ($21,000).

Interest Expense

Interest expense during the first nine months of 2012 was $19,522 compared to $51,051 for the same period in 2011. The 2011 amount included debt discount amortization of $17,949 on the Notes Payable – Bridge Loans (no comparable cost in the 2012 period) as well as a reduction of $15,500 of interest on debt which was written off as of June 30, 2012.

Gain on the Extinguishment of Debt and Creditor Obligations

In the second quarter of 2012, we entered into a settlement agreement with a major creditor, we determined that the statute of limitations for certain of our creditors to enforce collection of amounts they might be owed has, or will soon have, elapsed, and we determined that certain debt will not be owed based on non-performance by the creditor. As a result, we reduced our balance sheet debt by $2.6 million and recorded gains on extinguishment of debt totaling $2,363,291. See Note 11 to the accompanying financial statements. There were no such settlements during the first nine months of 2011.

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

At September 30, 2012, our principal sources of liquidity result from advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and making expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts. However, it is Management’s belief that, because of the magnitude of our debt burden among other factors, we have been unable to attract sufficient investment dollars to operate in an efficient and effective manner. In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us. Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010 with FITT. As of September 30, 2012, FITT has made net advances to us, from funds obtained from its investors, of $206,915 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs. FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business. FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

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

DEBT

Settlement of Sacks Litigation

As explained in Note 9 to the accompanying financial statements, on May 2, 2012, we entered into a Settlement Agreement and Release with Sacks Motor Sports and reduced our balance sheet debt by $1,790,000 through the issuance of common stock.

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

EQUITY

Sales of Equity Securities

There were no sales of equity securities during the nine months ended September 30, 2012 compared to sales of $50,000 for the nine months ended September 30, 2011.

At September 30, 2012, our cash and cash equivalents were zero, and we had negative working capital of nearly $2.7 million.  During the nine months ended September 30, 2012, because of a lack of capital, we issued 1,200,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and legal fees.  The value of the services and shares issued was $24,369.

Due to our lack of capital, we are in default of our note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain under the FITT Highway Products corporate name.  At September 30, 2012, we had $302,000 in notes payable obligations for which the statute of limitations for creditor collection had not expired. These notes are in default for non-payment.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	2012	2011	Change
Operating activities	$(135,287)	$(293,831)	$158,544
Investing activities	–	–	–
Financing activities	135,287	293,831	(158,544)
Total	$–	$–	$–

Operating Activities

Operating cash flows for the nine months ended September 30, 2012 reflect our net income of $1,758,394 and a change in working capital items of $444,726, offset by a change in non-cash items (gain on extinguishment of debt and creditor obligations, depreciation, and stock-based expense) of $2,338,407. The change in working capital is primarily related to increases in accounts payable and accrued expenses / compensation.  The increases in accounts payable and accrued expenses / compensation are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2012 or 2011.

Financing Activities

There was $135,287 and $243,831 cash provided from related parties for the nine months ended September 30, 2012 and 2011, respectively. In addition, the 2011 period includes proceeds of $50,000 from the issuance of notes payable.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Effective October 17, 2012 we entered into an Agreement for Use of Stipulation for Judgment under which we agreed to pay Oswald $25,000 no later than December 17, 2012. If we make the payment as required, Oswald will execute a Dismissal with Prejudice of the entire case against all defendants. In the event we do not make the payment by the required date, Oswald will have the right to immediately file a Stipulation for Judgment against us and also to continue their actions against our CEO and FITT. Additionally, on October 12, 2012, attorneys for our CEO and FITT filed a Motion for Summary Judgment essentially requesting they be dismissed from the case. This motion is scheduled to be heard on January 13, 2013.

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

FITT HIGHWAY PRODUCTS, INC. (Registrant)

Dated: November 19, 2012	By:	/s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

