Form 10-K
period 2012-12-31
FITT HIGHWAY PRODUCTS, INC.
filed 2013-04-12
CIK 1164964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012: $804,704.

The registrant had 1,725,949 shares of common stock and 105,000 shares of preferred stock outstanding as of April 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15: (i) Registration Statement on Form 10SB, filed on January 18, 2002, (ii) Current Report on Form 8-K, filed on April 7, 2005, (iii) Schedule 14C Definitive Information Statement, filed June 28, 2005, (iv) Current Report on Form 8-K, filed August 26, 2009, (v) Current Report on Form 8-K, filed January 22, 2010, (vi) Current Report on Form 8-K, filed April 6, 2010, (vii) Schedule 14C Definitive Information Statement, filed June 21, 2010, (viii) Current Report on Form 8-K, filed July 21, 2010, (ix) Form S-8 Registration Statement, filed March 28, 2011, (x) Form S-8 Registration Statement, filed May 18, 2011, (xi) Form S-8 Registration Statement, filed November 4, 2011, and (xii) Schedule 14C Definitive Information Statement, filed January 10, 2013.

PART I

ITEM 1.          BUSINESS

Reverse Stock Split

On November 5, 2012, our Board of Directors approved researching a recapitalization of our company. Based on the results of the research, on November 29, 2012, the Board executed a unanimous written consent authorizing and recommending that our stockholders approve a proposal to institute a one-for-sixty (1:60) reverse stock split. On the same day, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: perform a one-for-sixty (1:60) reverse stock split of our issued and outstanding shares of common stock and preferred stock while maintaining the number of authorized shares at 150,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock (the “Reverse Split”). On January 13, 2013 we filed with the Securities and Exchange Commission (“SEC”) a Schedule 14C Definitive Information Statement notifying our shareholders of the Reverse Split and on January 23, 2013 such notice was mailed to our shareholders. The reverse split became effective February 12, 2013. All references to shares and per share information in these financial statements have been restated to give effect to the Reverse Split.

Description of Business

Our business is the manufacturing (on an outsource basis), distribution and sale of energy drinks. Our current active product is a two-ounce energy shot named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”). We have significant debt that was incurred, for the most part, under previous management. As a result of this significant debt, and other factors, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us. In addition, we have been unable to attract necessary investment dollars to conduct operations. As more fully discussed in the Operations section below, effective August 12, 2010 we entered into an Operating Agreement with F.I.T.T. Energy Products, Inc. (“FITT”), a separate entity controlled by certain of our investors and management and whose largest shareholder is our Chief Executive Officer (“CEO”). Under the agreement, FITT is performing a majority of the operating functions for the FITT Energy Shot, and is recording all related results of operations. In exchange, FITT is obligated to pay us a royalty of $0.05 per bottle sold of the FITT Energy Shot.

Our cash flow is presently limited to receipt of advances and royalty revenue from FITT. As such, we are currently dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot. FITT’s requirement to pay royalties of $0.05 per bottle sold of the FITT Energy Shot is first subject to an IRS Notice of Levy in the amount of $152,974. The Notice of Levy attached all royalty payments payable to us by FITT over and above $83,166, which was the amount owed by us to FITT as of October 15, 2010. Note that FITT is not obligated to pay us royalties for any additional products it has developed and funded. As for advances, FITT has made advances to us, net of repayments, using funds it obtained from its own investors, of $247,700 as of December 31, 2012 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs. FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business. FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

Our goal has been and continues to be to compromise our debt with a goal of no more than $0.10 per one dollar of debt. Since we began this program at the beginning of 2010 through the date of this report, we have reduced our balance sheet debt in excess of $5.0 million through debt settlement or write-off and through conversion of debt to equity. Approximately $4.6 million of the debt was reduced or written-off for total value of $300,793 ($106,753 in cash and 203,283 shares of common stock valued at $194,040). We believe that, until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 to the accompanying financial statements for a summary of our progress toward the compromise of our debt.

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

Based on what we learned, during the second quarter of 2009, we modified our Sports Energy Shot to create our current active product, the FITT Energy Shot, which has a much improved taste. The FITT Energy Shot was reformulated by Wellington Foods, Inc. and, because of our limited resources, they currently own the formula. While the FITT Energy Shot formula was principally based on The Sports Energy Shot, including the use of L-Arginine, we also added L-Arginine alphaketoglutarate (AKG), an ingredient that is more expensive but has a less bitter taste. The FITT Energy Shot also contains additional ingredients, such as Resveratrol, which various scientific studies describe as having certain possible health and fitness benefits. As a result of our decision to concentrate on the FITT Energy Shot product, we decided in 2009 to no longer use the Who’s Your Daddy® and The King of Energy® tradenames, and effective January 19, 2010, we entered into a settlement agreement with Fish & Richardson, P.C. (“Fish”), a previous provider of legal services to us, wherein we agreed to transfer all right, title and interest in these tradenames to Fish, and Fish agreed to acknowledge a full satisfaction of any debt owed Fish by our Company.

As more fully described under “Operations” below, due to a variety of factors, including our substantial debt, we were forced to pursue a partner to conduct our operations, including producing and marketing the FITT Energy Shot. Effective August 12, 2010, we entered into an Operating Agreement with FITT.  Under the terms of the Operating Agreement, FITT performs the majority of our operation functions.

Products

Energy Shots

Our current active product, the FITT Energy Shot, was designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott incorporated a number of unique ingredients into the product which allows for the use of lower levels of caffeine. We believe that higher levels of caffeine may be unhealthy and potentially dangerous for our consumers, especially for adolescents or people with blood pressure issues. Dr. Scott is on the Speakers board of PriCara Pharmaceutical, a Johnson & Johnson Company, and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.

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

Caffeine Concerns:

As reported in an August 28, 2012 article in the Wall Street Journal, “New York’s attorney general is investigating whether the multi-billion dollar energy-drink industry is deceiving consumers with misstatements about the ingredients and health value of its products.” The article goes on to say “Investigators are examining whether the companies overstated the benefits of exotic-sounding ingredients while understating the role of caffeine, a common stimulant that industry critics believe to be the main active ingredient,” and also that “the products’ labels often don’t say how much caffeine is contained in the drink” but instead relates the caffeine content to that of a cup of coffee. In addition, the article reports that “Investigators are looking into whether the addition of ingredients like guarana—another source of caffeine—violates laws that ban putting multiple sources of caffeine in one beverage without disclosing the overall amount.” The entire article can be seen at the following link: http://online.wsj.com/article/SB10000872396390444230504577615690249123150.html.

On October 31, 2012, San Francisco City Attorney Dennis J. Herrera sent a letter to Monster Beverage (see link http://graphics8.nytimes.com/packages/pdf/business/Monster-Energy.PDF) asking the company to prove its advertised claim that large daily quantities of Monster Energy were safe for adults and adolescents. Recently, the energy drink industry and Monster Beverage in particular has been the subject of increasing scrutiny as a result of disclosures that the Food and Drug Administration had received reports that the deaths of five people since 2009 may be linked to Monster Energy drinks (see link http://topics.nytimes.com/top/reference/timestopics/organizations/f/food_and_drug_administration/index.html?inline=nyt-org). We believe we are at the opposite end of that spectrum from those being examined by San Francisco in numerous ways. F.I.T.T. Energy was born of the same concern exhibited by San Francisco’s city attorney and the FDA. If you read Mr. Herrera’s letter to Monster it addresses among other issues the levels of caffeine in the product. We have created a product that avoids what we felt were potentially dangerous and unhealthy levels of caffeine while uniquely adding the proven health benefits of Resveratrol. F.I.T.T.’s use of vasodilators to increase blood flow also helps mitigate health concerns that we presume are at the heart of San Francisco’s inquiry.”

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

Operations

Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate operating income and have become burdened with substantial debt. As of December 31, 2012, we have less than $1,000 in assets (zero in cash) and nearly $2.9 million in debt. As a result, we have been unable to attract necessary investment dollars to produce and market our product. In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us due to our poor financial condition, among other reasons. These factors raise substantial doubt about our ability to continue as a going concern unless we can substantially mitigate our debt and raise capital.

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

Marketing Plan – Retail

The retail market space for our product includes convenience stores, grocery chains, drug stores, specialty sports stores (e.g. golf shops) and health and fitness centers to name a few. FITT believes sales into the retail market will provide the most stable method for marketing the FITT Energy Shot, as well as FITT’s other products.

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

Distribution

As noted above, in April 2012, with the assistance of GRIPS, FITT received a letter from a Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to the Core-Mark’s customer base. Core-Mark is one of the largest broad-line, full-service marketers and distributors of packaged consumer products in North America. Founded in 1888, Core-Mark provides distribution and logistics services as well as marketing programs to over 29,000 retail locations across the United States and Canada through its 28 distribution centers. Core-Mark services traditional convenience retailers, grocers, mass merchandisers, drug, liquor and specialty stores, and other stores that carry consumer packaged goods. Core-Mark’s plan was to launch FITT’s products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, FITT began shipping the FITT Energy Shot, along with other products it has developed, to Core-Mark who then shipped the products to certain of its convenience store customers. FITT’s marketing program for sales into this market will include in-store display racks and signage, and will also be supported by field sales reps and by various forms of media designed to drive the consumer to purchase the product at the retail outlets.

For purchases made through FITT’s website and other electronic media, product was initially shipped to customers by one of the nation’s leading fulfillment resources. FITT is in the process of reviewing its plans for sales to customers through electronic media, including its website, and how will most efficiently ship product to those customers.

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

Competition

The energy drink industry is intensely competitive and significantly affected by new product introductions and other market activities of industry participants.  The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns.  The FITT Energy Shot competes with a number of other energy shots produced by a relatively few number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.  The principal competitors include 5 Hour Energy®, Red Bull®, and Monster Energy® among many others. Management believes the FITT Energy Shot’s unique healthy formula and affiliation with qualified medical experts as well as renowned athletes will give us a vastly different entry into a rapidly expanding market.

Intellectual Property

We currently have no other intellectual property. The trademarks “F.I.T.T. Energy”, “Throw A F.I.T.T” and the F.I.T.T. Energy logo were all funded by, and therefore are all owned by, FITT.

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

On May 2, 2012, we entered into a Settlement Agreement and Release (“Sacks Settlement”) with Sacks. Under the Sacks Settlement, we provided Sacks with a total of 66,667 shares of our restricted common stock and cancelled 16,667 shares previously issued to Sacks in March 2010 under a settlement agreement that was never finalized. In exchange Sacks executed and delivered to us forms of Acknowledgement of Full Satisfaction of Judgment for filing with the Florida Court and the California Court. We also agreed that one year from the effective date of the Sacks Settlement, we would request, based on legally available rules and exemptions, that the shares become free-trading. The shares were fully vested on the date of the Sacks Settlement and were valued based on the market price of the shares on the agreement date. During 2012, in connection with this settlement, we recorded a gain on extinguishment of debt of approximately $1.57 million.

Oswald & Yap

On January 13, 2012, a complaint was filed against us in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP (“Oswald”).  The complaint, which was for unpaid legal services in the amount of $40,734, also named our CEO and FITT as defendants.  Our CEO, as an individual, and FITT, as a company, were never a party to any agreement with Oswald.  Effective October 17, 2012 we entered into an Agreement for Use of Stipulation for Judgment under which we agreed to pay Oswald $25,000 no later than December 17, 2012 and Oswald agreed to release all defendants, but we were unable to make the required payment.

On October 12, 2012, attorneys for our CEO and FITT filed a Motion for Summary Judgment, essentially requesting they be dismissed from the case. The judge heard the motion on January 17, 2013 and indicated he was likely to rule in favor of the motion which would have allowed for the collection from Oswald of legal fees and costs associated with the defense of our CEO and FITT. On January 30, 2013 we, along with our CEO and FITT, reached a settlement with Oswald whereby Oswald would drop litigation against all defendants and release them from any and all obligations, and the defendants agreed not to attempt to collect from Oswald legal fees and costs related to this matter. In connection with this settlement, during the first quarter of 2013 we will record a gain on extinguishment of debt in the amount of $32,711.

H.G. Fenton

On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against us in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.) The complaint claimed damages in the amount of $420,000. Effective December 17, 2010, we executed a Stipulation for Entry of Judgment and Conditional Dismissal. In full satisfaction of the obligations under the Stipulation, in January 2011, a shareholder and one of our former officers transferred 3,333 of his free-trading shares to Fenton on our behalf and in March 2011, we made the final payment of $10,000 through an advance from FITT. In January 2011, we issued 3,333 shares to the shareholder and former officer to replace the shares he transferred to Fenton.

Christopher Wicks/Defiance

On May 8, 2007, we were served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against us and two of our former officers, Edon Moyal and Dan Fleyshman, under a contract allegedly calling for the payment of $288,000 in cash plus stock in our then subsidiary, Who’s Your Daddy, Inc., a California corporation, and a certain percentage of the revenues of that subsidiary.  On February 1, 2008, we entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which we agreed to pay the plaintiffs the sum of $252,000 under a payment schedule detailed therein.  As security for the settlement payment, defendants Fleyshman and Moyal together pledged 5,287 shares of our common stock owned and held by them. Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation. See Note 8 to the accompanying financial statements.

Who’s Ya Daddy

On April 1, 2005, we received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that we were infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, we entered into a settlement agreement with Daddy pursuant to which we were granted an exclusive license to use Daddy’s trademark on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, we also agreed to remit to Daddy 12% of the licensing revenues received from third parties to which we had granted a sublicense for use of the trademarks on clothing.  By early 2008, we had not made any of the required payments under the settlement agreement.  On March 26, 2008, our Company, and two of our former officers each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  We settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by a Edon Moyal.  The remaining balance was to be repaid with bi-monthly payments of $10,000 beginning April 30, 2009. Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation. See Note 8 to the accompanying financial statements.

Straub Distributing

On July 30, 2008, we entered into a Compromise and Settlement Agreement and Mutual Release with Straub Distributing, L.L.C. (“Straub”), a California Limited Liability Corporation (the “Straub Settlement”).  We paid $7,500 on July 30, 2008 and were required to make two additional payments of $7,250 every sixty days for total payments to Straub of $22,000.  As part of the Straub Settlement, the parties executed a Stipulation for Entry of Judgment (the “Stipulation”) which could be pursued by Straub in the event any of the payments were late by more than fifteen days. The Stipulation was in the amount of $40,000 against us plus attorney fees, costs and expenses to enforce the judgment, and was to be reduced by the amount of payments previously received.  We made one payment of $7,250, but were unable to make additional payments.  On January 2, 2009, Straub filed an action requesting entry of judgment against us in the principal sum of $25,250 as per the Stipulation. Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation for a payment of $2,525.

Markstein Beverage

On December 22, 2009, a Default Judgment was entered against us by Markstein Beverage Co. (“Markstein”) in the amount of $5,000. The matter, which was heard in Superior Court of California, Small Claims Division, arose from purported unpaid product distribution costs borne by Markstein. Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation for a payment of $500.

Get Logistics

On March 19, 2008, a complaint was filed against us by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,279 for unpaid shipping charges.  Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation for a payment of $3,027.

Worldwide Express

On March 3, 2009, a judgment was entered against us in favor of Worldwide Express for unpaid delivery services. The amount of the judgment was $8,794 inclusive of interest and costs. The amount, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2012 and 2011 in connection with this matter.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 5, 2012, our Board of Directors approved researching a recapitalization of our company. Based on the results of the research, on November 29, 2012, the Board executed a unanimous written consent authorizing and recommending that our stockholders approve a proposal to institute a one-for-sixty (1:60) reverse stock split. On the same day, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: perform a one-for-sixty (1:60) reverse stock split of our issued and outstanding shares of common stock and preferred stock while maintaining the number of authorized shares at 150,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock (the “Reverse Split”). On January 13, 2013 we filed with the Securities and Exchange Commission (“SEC”) a Schedule 14C Definitive Information Statement notifying our shareholders of the Reverse Split and on January 23, 2013 such notice was mailed to our shareholders. The reverse split became effective February 12, 2013. All references to shares and per share information in these financial statements have been restated to give effect to the Reverse Split.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the symbol “FHWY” on the OTCQB marketplace.  The following table reflects on a per share basis the reported high and low bid prices of our Common Stock for each quarter for the period indicated as reported by the OTCQB.  Such prices are inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2012

QUARTER ENDED	HIGH	LOW
March 31, 2012	$2.70	$1.02
June 30, 2012	$3.06	$0.60
September 30, 2012	$1.68	$0.60
December 31, 2012	$0.72	$0.24

YEAR ENDED DECEMBER 31, 2011

QUARTER ENDED	HIGH	LOW
March 31, 2011	$5.94	$2.46
June 30, 2011	$8.70	$3.30
September 30, 2011	$4.32	$1.80
December 31, 2011	$4.62	$1.50

On April 8, 2013, the closing per share price for our common stock was $0.21.

Holders of Common Stock

On January 13, 2013 we filed with the SEC a Schedule 14C Definitive Information Statement notifying our shareholders of the Reverse Split and on January 23, 2013 such notice was mailed to our shareholders. According to the records from that mailing, we had 1,863 shareholders, which number changes from day to day based on market activity.

Dividends

We have never paid dividends on our stock and have no plans to pay dividends in the near future.  We intend to reinvest earnings, when and if obtained, in the continued development and operation of our business.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	13,889
TOTAL	0	0	13,889

Sales of Unregistered Securities

None.

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

Summary of Business

Our business is the manufacturing (on an outsource basis), distribution and sale of energy drinks which, as noted in Operations (Item 1) above, is currently being performed by FITT. The primary outlet for our product is expected to be the retail market, with possible future sales coming from website and DRTV presence. If and when funds become available to do so, marketing support and brand recognition will be primarily done through print media and television. Our revenues and cash flow is presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the FITT Energy Shot. As such, we are now dependent upon the success of FITT’s operations. Until we can mitigate our debt, we will be unable to operate in the normal course of business and seek capital to develop new products.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality.  We believe that of our significant accounting policies (more fully described in notes to the financial statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 – Compensation (“ASC 718”).  ASC 718 requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period.  The fair value of stock grants is based upon the market price of our common stock at the grant date.  We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model.  The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock.  If our variable volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

Accounting for Equity Instruments Issued to Non-Employees

We account for any equity-based payments to non-employees under ASC 505 – Equity. The fair value of the equity instrument issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to common stock and/or additional paid-in capital as appropriate.

Debt Issued with Common Stock

Debt issued with common stock is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt with Conversion or Other Options. We record the relative fair value of common stock related to the issuance of convertible debt as a debt discount or premium.  The discount or premium is subsequently amortized over the expected term of the convertible debt to interest expense.

Recent Accounting Pronouncements

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for us on January 1, 2013. Management does not believe the adoption of these changes will have an impact on our financial statements.

The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

Results of Operations for the Years Ended December 31, 2012 and 2011

As discussed above, since August 12, 2010, FITT has been responsible for performing the majority of the operating functions for our Company. Accordingly, since that date, FITT has processed and recorded in its books all sales, costs and operating expenses connected with its performance of those services and we have earned a royalty of $0.05 for each bottle sold of the FITT Energy Shot.

Revenue – Royalties

Royalties earned during 2012 were $454. No royalties were earned during the same period of 2011.

Selling and Marketing Expenses

Selling and marketing expenses of $2,667 and $66,499 in 2012 and 2011, respectively, include costs for sales and marketing functions and strategic alliance coordination. The 2011 period included $55,000 in stock-based marketing expense resulting from common shares issued to parties for assistance in developing strategic alliances, while the 2012 period contained no such costs. In addition, expenses in 2012 for consulting fees and press releases were lower than 2011 by $5,000 and $3,300, respectively.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, insurance and non-cash, stock-based compensation. General and administrative expenses for 2012 were $755,229, compared to $1,022,291 for the comparable period in 2011. The 2012 period included a stock-based investor relations expense of $4,769. The 2011 period included expenses related to investor and public relations in the amount of $315,481 (of which $81,481 was stock-based expense). Offsetting the decrease in investor relations expenses, other costs in 2012 were higher than in 2011 including legal ($18,000) and legal support consulting ($21,000). In addition, salaries and wages (accrued but not paid) were higher in 2012 by $19,000.

Interest Expense

Interest expense during 2012 was $21,122 compared to $60,426 for the same period in 2011. The 2011 amount included debt discount amortization of $17,949 on the Notes Payable – Bridge Loans (no comparable cost in the 2012 period) as well as $21,750 of interest on debt which was written off during 2012.

Gain on Extinguishment of Debt and Creditor Obligations

During 2012, we entered into a settlement agreement with a major creditor. We also determined that the statute of limitations for certain of our creditors to enforce collection of amounts they might be owed has, or will soon have, elapsed, and we determined that certain debt will not be owed based on non-performance by the creditor. As a result, we reduced our balance sheet debt by over $2.6 million and recorded gains on extinguishment of debt totaling $2,379,049. For additional information, see Notes 3 and 11 to the accompanying financial statements.

During 2011, we entered into a settlement agreement with a former employee under which we settled all prior wage and other claims for 333 shares of our common stock valued at $1,200 and $500 cash. We recorded a gain of $9,347 in connection with this settlement.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2012 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

At December 31, 2012, our principal sources of liquidity result from advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and making expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts. However, it is Management’s belief that, because of the magnitude of our debt burden among other factors, we have been unable to attract sufficient investment dollars to operate in an efficient and effective manner. In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us. Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010 with FITT. As of December 31, 2012, FITT has made net advances to us, from funds obtained from its investors, of $247,700 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs. FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business. FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

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

DEBT

Settlement of Sacks Litigation

As explained in Note 11 to the accompanying financial statements, on May 2, 2012, we entered into a Settlement Agreement and Release with Sacks Motor Sports and reduced our balance sheet debt by $1,790,000 through the issuance of common stock.

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

Debt Compromise Program

We are continuing our program to compromise our significant debt which, for the most part, was incurred under previous management. As discussed in Note 3 to the accompanying financial statements, during 2012 we reduced our balance sheet debt by $2,657,000 inclusive of the settlement of the Sacks litigation and the cancellation of the Notes Payable – Bridge Loans.

EQUITY

Sales of Equity Securities

There were no sales of equity securities during 2012 compared to sales of $50,000 for 2011.

At December 31, 2012, our cash and cash equivalents were zero, and we had negative working capital of in excess of $2.8 million.  During 2012, because of a lack of capital, we issued 20,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and legal fees.  The value of the services and shares issued was $24,369.

Due to our lack of capital, we are in default of our remaining note agreements as of December 31, 2012, are past due with many vendors, and have a levy on any bank accounts we might obtain under the FITT Highway Products corporate name.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the year ended December 31:

	2012	2011	Change
Operating activities	$(184,865)	$(398,593)	$213,728
Financing activities	184,865	398,593	(213,728)
Total	$–	$–	$–

Operating Activities

Operating cash flows for the 2012 period reflects our net income of $1,598,885 and a change in working capital items of $570,387, offset by a change in non-cash items (gain on extinguishment of debt and creditor obligations, depreciation, and stock-based expense) of $2,354,137. The change in working capital is primarily related to increases in accounts payable and accrued expenses / compensation.  The increases in accounts payable and accrued expenses / compensation are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities

There was no cash flow activity from investing activities in either 2012 or 2011.

Financing Activities

There was $184,865 and $348,593 cash provided from related parties the years ended December 31, 2012 and 2011, respectively. In addition, the 2011 period includes proceeds of $50,000 from the issuance of notes payable.

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

ITEM 8.          FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FITT Highway Products, Inc.

We have audited the accompanying balance sheets of FITT Highway Products, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2012.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FITT Highway Products, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon
Newport Beach, California
April 12, 2013

FITT HIGHWAY PRODUCTS, INC.

BALANCE SHEETS

	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$–	$–
Prepaid and other	–	1,000
Total current assets	–	1,000
Property and equipment, net	208	751
Total assets	$208	$1,751

Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit
Current liabilities:
Accounts payable	$810,560	$869,734
Accrued expenses	78,127	229,419
Accrued compensation	1,280,232	1,046,428
Accrued litigation	–	1,790,000
Notes payable	302,000	502,000
Advances from related parties	380,103	480,238
Total current liabilities	2,851,022	4,917,819
Total liabilities	2,851,022	4,917,819

Redeemable Series A convertible preferred stock, $0.001 par value, 6,300,000 and no shares authorized, 105,000 and no shares issued and outstanding, and redemption value of $315,000 and zero at December 31, 2012 and 2011, respectively	315,000	–

Shareholders’ deficit:
Preferred stock, $0.001 par value: 13,700,000 and 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011, respectively.	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 1,554,249 and 1,484,249 shares issued and outstanding at December 31, 2012 and 2011, respectively.	1,554	1,484
Additional paid-in capital	29,566,251	29,414,952
Accumulated deficit	(32,733,619)	(34,332,504)
Total shareholders’ deficit	(3,165,814)	(4,916,068)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$208	$1,751

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Revenue – royalties	$454	$–

Operating expenses:
Selling and marketing	2,667	66,499
General and administrative	755,229	1,022,291
Total operating expenses	757,896	1,088,790
Operating loss	(757,442)	(1,088,790)

Other (income) expense:
Interest	21,122	60,426
Gain on extinguishment of debt and creditor obligations	(2,379,049)	(9,347)
Other expense, net	800	800
Income (loss) before income taxes	1,599,685	(1,140,669)
Income taxes	800	800
Net income (loss)	$1,598,885	$(1,141,469)

Income (loss) per common share - basic	$1.04	$(0.80)
Income (loss) per common share - diluted	$1.00	$(0.80)

Weighted average number of common shares used in basic calculations	1,533,333	1,424,832
Weighted average number of common shares used in diluted calculations	1,599,317	1,424,832

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	–	$–	1,286,582	$1,287	$28,339,520	$(33,191,035)	$(4,850,228)
Stock issued to non-employees for services and operating expenses	–	–	56,667	57	271,424	–	271,481
Stock issued in connection with settlement of litigation	–	–	3,333	3	19,997	–	20,000
Stock issued to reduce indebtedness to FITT	–	–	70,834	71	340,929	–	341,000
Stock issued for accrued compensation	–	–	75,333	75	416,125	–	416,200
Stock issued in connection with the issuance of notes payable	–	–	8,333	8	26,940	–	26,948
Cancellation of common shares outstanding	–	–	(16,833)	(17)	17	–	–
Net loss	–	–	–	–	–	(1,141,469)	(1,141,469)
Balance at December 31, 2011	–	–	1,484,249	1,484	29,414,952	(34,332,504)	(4,916,068)
Stock issued to non-employees for services and operating expenses	–	–	20,000	20	24,349	–	24,369
Stock issued in connection with settlement of litigation:
Newly issued shares	–	–	66,667	67	127,933	–	128,000
Cancel shares previously issued	–	–	(16,667)	(17)	(983)	–	(1,000)
Net income	–		–	–	–	1,598,885	1,598,885
Balance at December 31, 2012	–	$–	1,554,249	$1,554	$29,566,251	$(32,733,619)	$(3,165,814)

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$1,598,885	$(1,141,469)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment of debt and creditor obligations	(2,379,049)	(9,347)
Common stock issued for services rendered	24,369	271,481
Interest paid with third party common stock	–	9,000
Depreciation	543	977
Amortization of debt discount	–	17,949
Changes in operating assets and liabilities:
Accounts payable	185,276	76,471
Accrued expenses	13,005	20,207
Accrued compensation	372,106	356,138
Net cash used in operating activities	(184,865)	(398,593)

Cash flows from financing activities:
Net advances from related parties	184,865	348,593
Proceeds from issuance of notes payable	–	50,000
Net cash provided by financing activities	184,865	398,593

Net decrease in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,116	$3,377
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Issuance of capital stock to reduce advances to related parties:
Preferred stock	$315,000	$–
Common stock	$–	$341,000
Notes payable and advances extinguished through cancellation or statute expiration	$220,000	$–
Issuance of common stock in connection with litigation settlement	$128,000	$20,000
Issuance of common stock for accrued compensation	$–	$416,200
Issuance of common stock held by third party for interest on notes payable	$–	$9,000

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

Notes to Financial Statement

1.          Business and Management’s Plan of Operation

Reverse Stock Split

On November 5, 2012, our Board of Directors approved researching a recapitalization of our company. Based on the results of the research, on November 29, 2012, the Board executed a unanimous written consent authorizing and recommending that our stockholders approve a proposal to institute a one-for-sixty (1:60) reverse stock split. On the same day, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: perform a one-for-sixty (1:60) reverse stock split of our issued and outstanding shares of common stock and preferred stock while maintaining the number of authorized shares at 150,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock (the “Reverse Split”). On January 13, 2013 we filed with the Securities and Exchange Commission (“SEC”) a Schedule 14C Definitive Information Statement notifying our shareholders of the Reverse Split and on January 23, 2013 such notice was mailed to our shareholders. The reverse split became effective February 12, 2013. All references to shares and per share information in these financial statements have been restated to give effect to the Reverse Split.

Business

FITT Highway Products, Inc. (the “Company”) is in the business of the manufacturing (on an outsource basis), distribution and sale of energy drinks. Our current active product is a two-ounce energy shot named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”).

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

For the years ended December 31, 2012 and 2011, we had no significant revenues. This was primarily due to a lack of operating capital, our decision in prior years to temporarily suspend our sales activity to focus on a new marketing strategy and product development, and our Operating Agreement with FITT.  In 2010 we began a program to compromise debt, and for the year ended December 31, 2012 we experienced net income of nearly $1.6 million, principally as a result of gains from our continuing debt compromise program. Excluding said non-cash gains, we continued to incur significant operating losses for 2012 as we did in 2011, and continue to have a significant working capital deficit. Our goal has been, and continues to be, to compromise our debt at a rate of no more than $0.10 per one dollar of debt. We believe that, until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 for a summary of our progress toward the compromise of our debt.

During the first quarter of 2012, FITT proposed negotiating a business combination with us if (1) we are able to mitigate our debt to their satisfaction, (2) assets in the merged entity would be protected from claims of our prior creditors, and (3) our Board of Directors and shareholders approve the proposed business combination agreement once it is negotiated. In proposing such a negotiation, FITT also requires that an independent appraisal be obtained to support any exchange of securities in the transaction. On November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard, but at this point, there can be no assurance that such negotiations will result in an agreement.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Our significant estimates relate to the assessment of contingencies related to pending or threatened litigation, and the valuation of stock awards, options and warrants to purchase common stock.

Concentrations of Credit Risks

We will invest any cash balances we may have through high-credit quality financial institutions.  From time to time, we may maintain bank account levels in excess of FDIC insurance limits.  If the financial institution in which we have our accounts has financial difficulties, any cash balances in excess of the FDIC limits could be at risk.

There were no accounts receivable at either December 31, 2012 or 2011. In addition, there were no sales during either 2012 or 2011 – only minor royalty revenue in 2012.

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

Fair Value of Financial Instruments

The Company follows the guidance of ASC 820 – Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2012 and 2011, we did not have any level 1, 2, or 3 assets or liabilities.

Debt Issued with Common Stock

Debt issued with common stock is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt With Conversion or Other Options. We record the relative fair value of common stock related to the issuance of convertible debt as a debt discount or premium.  The discount or premium is subsequently amortized to interest expense over the expected term of the convertible debt.

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

Revenue Recognition

Royalty revenue is recorded when earned in accordance with the underlying agreement. Revenue can be recognized as earned when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the price is fixed and determinable, and 4) collection is reasonably assured. Revenue is recognized on the date of sale of the product when transfer of legal title has occurred.

Net Income (Loss) per Share

Basic and diluted net income (loss) attributable to common stockholders per share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. At December 31, 2012 and 2011, we had outstanding warrants to purchase zero and 4,736 common shares, respectively. The exercise prices of all warrants were in excess of the average closing price of our common stock during the years ended December 31, 2012 and 2011. At December 31, 2012, we had 105,000 shares of redeemable preferred stock, which were issued in May 2012, convertible into an equal amount of our common shares. The weighted average number of shares of common stock of the convertible preferred stock were included in the calculation of diluted net income per share for the year ended December 31, 2012 (65,984 shares).

Stock-Based Compensation

We account for our stock-based compensation in accordance with ASC 718 – Stock Compensation. We account for all stock-based compensation using a fair-value method on the grant date and recognizes the fair value of each award as an expense over the requisite vesting period.

Accounting for Equity Instruments Issued to Non-Employees

We account for our equity-based payments to non-employees under ASC 505 – Equity. The fair value of the equity instrument issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to the statement of operations and credited to common stock and/or additional paid-in capital as appropriate.

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

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. We believe those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our Company or (iv) are not expected to have a significant impact on us.

3.          Debt Compromise Program

As stated in Note 1, we have significant debt that was incurred, for the most part, under previous management, and we are continuing with our program to compromise this debt in a substantial way. Our goal is to settle the debt at an overall rate of no more than $0.10 per one dollar of debt. During 2012, through actions conducted by our legal counsel, we reached tentative verbal settlement agreements with certain of our creditors and, subsequent to December 31, 2012, a number of these verbal settlements were finalized. With respect to any remaining verbal settlements, nothing definitive is yet in place. In addition, we determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now, or will soon elapse. We have written off those accounts for which the statute of limitations has expired. The Company also reviewed any claims or liens on these accounts before mitigation. Finally, we determined that certain debt will not be owed based on non-performance by certain creditors. Based on our negotiations and determinations, we have during the year ended December 31, 2012, or may in the near future, reduce our balance sheet debt as shown below:

	2012	Future Periods
Accounts payable	$344,450	$324,570
Accrued expenses	164,297	77,827
Accrued compensation	138,302	–
Accrued litigation	1,790,000	–
Notes payable	200,000	302,000
Advances from related parties	20,000	–
	$2,657,049	$704,397

Amounts written-off in 2012 include $1,790,000 in settled litigation obligations (see Note 11), $61,000 in canceled notes payable and accrued interest thereon and $806,049 for other factors, mainly due to the expiration of statute of limitations.

Amounts to be written-off in future periods include $653,406 in settled obligations which were finalized and funded during the first quarter of 2013 and $50,991 due to the expiration of statute of limitations. Funding of $150,000 for the obligations settled in the first quarter of 2013 was arranged with third party investors. See Note 16 for more information. As of December 31, 2012, under the condition that statutes of limitations continue to pass on certain creditor balances, we anticipate future write-offs will be made in the following periods ending:

	Total	Settled Obligations	Statute Expiring
March 31, 2013	$696,713	$653,406	$43,307
June 30, 2013	875	–	875
September 30, 2013	6,809	–	6,809
	$704,397	$653,406	$50,991

Amounts expected to be compromised in future periods identified above are dependent on the continued willingness of our creditors to honor tentative verbal settlement agreements and the inability of creditors to enforce collection after certain statute of limitations expires. Management cannot make any assurances that such conditions will be met.

4.          Property and Equipment

Property and equipment consist of the following at December 31:

	2012	2011
Furniture and fixtures	$6,536	$6,536
Computers	4,884	4,884
Software	2,584	2,584
	14,004	14,004
Less accumulated depreciation	(13,796)	(13,253)
	$208	$751

Depreciation expense for the years ended December 31, 2012 and 2011 was $543 and $977, respectively.

5.          Accounts Payable

During 2012 we wrote-off $344,450 in accounts payable mainly as a result of the expiration of the statute of limitation for creditors to enforce collection of their debt. In addition, our legal counsel reached tentative verbal settlement agreements to settle certain accounts payable obligations totaling $273,579, and subsequent to December 31, 2012, we were able to finalize and fund these settlements. See Notes 3 and 16 for further information. We also expect to write-off an additional $50,991 in accounts payable in future periods due to the expiration of the statute of limitations to enforce collection. Such write-offs are dependent upon the absence of additional claims on aged balances expected to be written off.

Accounts payable at December 31, 2012 consists of the following:

Owed to ongoing vendors	$332,632
Owed from prior settlements	100,000
Owed – attempting to settle	53,358
To be written-off in future periods:
Settled – agreements finalized in first quarter of 2013	273,579
Statute of limitations to expire (Note 3)	50,991
$810,560

Amounts owed to ongoing vendors are mainly the result of obligations for legal, accounting and outside director fees which are necessary to maintain our status as a fully reporting public company.

6.          Accrued Expenses

Accrued expenses consist of the following at:

	2012	2011
Accrued interest – note payable to Distributor	$40,327	$34,571
Accrued interest – notes payable - bridge loans	–	7,000
Accrued interest – notes payable - other	–	80,700
Other	37,800	107,148
	$78,127	$229,419

During 2012 we extinguished accrued expenses totaling $164,297 in connection with compromising our debt. Accrued interest on Notes Payable – Bridge Loans was extinguished along with the cancellation of those notes based on agreements with the creditors. Accrued interest on the Notes Payable – Other was eliminated as a result of the expiration of the statute of limitations for creditors to enforce collection of their debt. See Note 8. Also written off due to statute of limitations expiration was other accrued expenses totaling $59,347.

Subsequent to December 31, 2012, we finalized and funded a settlement agreement for our Note Payable – Distributor settlement (to which the $40,327 accrued interest relates) and for our Note Payable – Trademark settlement (to which $37,500 of other accrued expenses relates). During the first quarter of 2013, these amounts will be written-off as more fully discussed in Note 8.

7.          Accrued Compensation

Accrued compensation consists of the following at:

	2012	2011
Accrued officers (and former officers) compensation	$669,117	$554,382
Other accrued compensation	210,230	116,362
Accrued payroll taxes – delinquent	277,800	269,663
Accrued payroll taxes on accrued payroll (not yet due)	123,085	101,635
Other	–	4,386
	$1,280,232	$1,046,428

During 2012 we wrote-off $138,302 in accrued compensation as a result of a number of factors including the expiration of the statute of limitation for creditors to enforce collection of their debt. Due to a continuing lack of capital, we have been unable to pay the majority of the compensation owed to our officers and employees. In addition, in 2007 and 2008, our prior management did not pay certain federal and state payroll tax obligations and they became delinquent. The delinquent tax amounts shown above consist of

	2012	2011
Federal – trust fund portion	$107,334	$107,334
Federal – interest and penalties	75,809	70,622
State – trust fund portion	64,913	64,913
State – interest and penalties	29,744	26,794
	$277,800	$269,663

In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes. Also in October 2010, the IRS served FITT with a Notice of Levy in the amount of $152,974 attaching all royalty payments payable to us by FITT over and above $83,166, which was the amount owed by us to FITT as of October 15, 2010. The amount of the levy represents the amount of the IRS tax lien plus statutory additions. Through our legal counsel, we are actively attempting to work with the IRS and Franchise Tax Board to mitigate these liabilities; however, until such time that formal agreements are in place, penalties and interest will continue to accrue on past due balances.

In November of 2011, we entered into a settlement agreement with a former employee under which we settled all prior wage and other claims for 333 shares of our common stock valued at $1,200 and $500 cash. We recorded a gain on extinguishment of debt and creditor obligations of $9,347 and reduced Other Accrued Compensation by $11,047 in connection with this settlement.

During 2011, our two existing employees elected to accept common shares in lieu of a portion of their accrued compensation. On March 28, 2011, we filed a registration statement on Form S-8 under which a total of 29,167 common shares were registered and issued to an officer and an employee at a value of $4.80 per share, or $140,000. On May 18, 2011, we filed another registration statement on Form S-8 under which a total of 45,833 common shares were registered and issued to an officer and an employee at a value of $6.00 per share, or $275,000. In connection with their agreement to accept the common shares, the two employees have agreed not to sell any of these shares issued them until March 31, 2013. During the time the two employees have been prohibited from selling these shares to make-up for wages they were not paid, the market price has declined significantly to $0.21 per share based on the closing price of the stock on April 8, 2013. During 2012 there were no shares issued to officers or employees.

8.          Notes Payable

Notes payable consists of the following at:

	2012	2011
Note payable – distributor settlement	$202,000	$202,000
Note payable – trademark settlement	100,000	100,000
Notes payable – bridge loans	–	50,000
Notes payable – other	–	150,000
Subtotal	302,000	502,000
Less current portion	(302,000)	(502,000)
Long-term portion	$–	$–

Note Payable – Distributor Settlement

This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which we agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010. Interest was to accrue at 5% per annum beginning in August 2008. We have made payments totaling $50,000. In July 2012, the noteholder agreed, on a tentative verbal basis, to accept a payment of $20,200 in full settlement of all amounts owing under this note payable, including accrued interest (see Note 6). Subsequent to December 31, 2012, we were able to finalize and fund this settlement. As a result, during the first quarter of 2013 this debt, as well as the related accrued interest described in Note 6, will be written-off and we will record an overall gain on extinguishment of debt of approximately $221,000. At December 31, 2012 and 2011, the outstanding balance of $202,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

Note Payable – Trademark Settlement

This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy. The settlement amount totaled $125,000 and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid. The payment of $25,000 was paid through an advance by a former officer. The note payable contains no provision for interest. Subsequent to December 31, 2012, we were able to negotiate a settlement of this debt for a total value of $50,000 ($25,000 cash and 100,000 shares of our common stock valued at $0.25 per share). The shares were fully vested on March 5, 2013, the date of issuance. During the first quarter of 2013, this debt will be written-off along with a related accrued expense described in Note 6, and we will record an overall gain on extinguishment of debt of $87,500. As of December 31, 2012 and 2011, we were in default for non-payment and the outstanding balance of $100,000 at the end of each period was classified as a current liability in the accompanying balance sheet.

Notes Payable – Bridge Loans

On April 18, 2011, we issued two notes with face value totaling $50,000, along with 8,333 shares of our common stock, and the proceeds were used to repay advances to FITT. On April 26, 2012, the two noteholders agreed to cancel the notes, forgive interest thereon and enter into new note payable agreements directly with FITT. In connection with the cancellation of the notes, during the second quarter of 2012, we reduced notes payable and accrued interest by a total of $61,000, adjusted our payable to FITT by $50,000 and recorded the remaining $11,000 as a gain on extinguishment of debt.

Notes Payable – Other

This category consists of notes payable to two individuals, one for $100,000 and the other for $50,000. We have determined that the statute of limitation for the noteholders to enforce collection of their debt has expired. As a result, during 2012 we extinguished the notes payable of $150,000 and the related accrued interest of $83,950, and recorded a gain on extinguishment of debt of $233,950.

9.          Related Parties

As previously discussed, we have limited capital resources and liquidity.  As a result, during the periods covered by this report, related parties advance funds to us in order for us to pay certain obligations. Advances from related parties consist of the following at:

	2012	2011
Advances from CEO and former officer	$117,403	$102,087
Advances from FITT	247,700	363,151
Advances from Shareholder	15,000	15,000
	$380,103	$480,238

During 2012 we wrote-off $20,000 in advances from a former officer after determining that the statute of limitations for the enforcement of debt collection had expired.

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

Activity in advances from related parties during 2012 and 2011 consists of the following:

	2012	2011
Balance beginning of period	$480,238	$472,645
Increases:
Net advances	184,865	348,593
Cancellation of Notes Payable – Bridge Loans	50,000	–
Decreases:
Preferred shares issued to FITT	(315,000)	–
Write-off advances from former officer	(20,000)	–
Common shares issued to FITT	–	(216,000)
Common shares issued to Dr. Rand Scott	–	(25,000)
Common shares issued to Havas	–	(100,000)
	$380,103	$480,238

While our Operating Agreement with FITT requires that it makes royalty payments to us based on sales of the FITT Energy Shot, royalties earned to date have been insignificant. Until FITT begins making significant sales of the FITT Energy Shot, any royalty payments we receive will not be large enough to reduce in any meaningful way the amount we owe FITT. Therefore during the periods presented by this report, FITT has several times requested that we reduce the amount we owe them. As discussed in Note 12, on May 15, 2012, we issued 105,000 shares of our preferred stock, valued at $315,000, to FITT as a partial reduction of the debt we owed them. On April 1, 2011, we issued to FITT 50,000 shares of our common stock, valued at $216,000, as a partial reduction of amounts we owed them.

Additionally, in May 2011, we entered into agreements with Dr. Rand Scott and Havas under which we agreed to issue a total of 20,834 shares of our common stock, valued at a total of $125,000, for services Dr. Scott and Havas would perform for FITT.

10.          Commitments and Contingencies

We lease our current office space in Mission Viejo, California on a month-to-month basis and has no other non-cancellable operating leases.  The monthly payment under the lease is $2,000. Rent expense under operating leases amounted to $24,000 and $23,750, respectively, for the years ended December 31, 2012 and 2011, respectively.

11.          Litigation

Sacks Motor Sports Inc.

In 2006, we received a Demand for Arbitration filed with the American Arbitration Association from Sacks Motor Sports Inc. (“Sacks”) seeking damages arising out of a sponsorship contract.  On February 13, 2007, the Arbitrator awarded Sacks $1,790,000.  This amount was recorded as an expense in the quarter ending December 31, 2006 and was fully reserved on the balance sheet. In 2008, after we appealed the award, the Middle District of Florida (“Florida Court”) denied our petition and entered judgment in favor of Sacks for the principal sum of $1,790,000 together with post-award interest from February 13, 2007 (the “Florida Judgment”). On August 30, 2008, Sacks had the Florida Judgment filed in the United States District Court for the Southern District of California (“California Court”) in an attempt to make collection against any of our California assets.

On May 2, 2012, we entered into a Settlement Agreement and Release (“Sacks Settlement”) with Sacks. Under the Sacks Settlement, we provided Sacks with a total of 66,667 shares of our restricted common stock and cancelled 16,667 shares previously issued to Sacks in March 2010 under a settlement agreement that was never finalized. In exchange Sacks executed and delivered to us forms of Acknowledgement of Full Satisfaction of Judgment for filing with the Florida Court and the California Court. We also agreed that one year from the effective date of the Sacks Settlement, we would request, based on legally available rules and exemptions, that the shares become free-trading. The shares were fully vested on the date of the Sacks Settlement and were valued based on the market price of the shares on the agreement date. During 2012, in connection with this settlement, we recorded a gain on extinguishment of debt of approximately $1.57 million.

Oswald & Yap

On January 13, 2012, a complaint was filed against us in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP (“Oswald”).  The complaint, which was for unpaid legal services in the amount of $40,734, also named our CEO and FITT as defendants.  Our CEO, as an individual, and FITT, as a company, were never a party to any agreement with Oswald.  Effective October 17, 2012, we entered into an Agreement for Use of Stipulation for Judgment under which we agreed to pay Oswald $25,000 no later than December 17, 2012 and Oswald agreed to release all defendants, but we were unable to make the required payment.

On October 12, 2012, attorneys for our CEO and FITT filed a Motion for Summary Judgment, essentially requesting they be dismissed from the case. The judge heard the motion on January 17, 2013 and indicated he was likely to rule in favor of the motion which would have allowed for the collection from Oswald of legal fees and costs associated with the defense of our CEO and FITT. On January 30, 2013 we, along with our CEO and FITT, reached a settlement with Oswald whereby Oswald would drop litigation against all defendants and release them from any and all obligations, and the defendants agreed not to attempt to collect from Oswald legal fees and costs related to this matter. In connection with this settlement, during the first quarter of 2013 we will record a gain on extinguishment of debt in the amount of 32,711.

H.G. Fenton

On or about July 22, 2009, H.G. Fenton Property Company (“Fenton”) filed a complaint against us in the Superior Court of California, County of San Diego, alleging Breach of Lease at our former office in Carlsbad, California (the “Carlsbad Lease”.) The complaint claimed damages in the amount of $420,000. Effective December 17, 2010, we executed a Stipulation for Entry of Judgment and Conditional Dismissal. In full satisfaction of the obligations under the Stipulation, in January 2011, a shareholder and one of our former officers transferred 3,333 of his free-trading shares to Fenton on our behalf and in March 2011, we made the final payment of $10,000 through an advance from FITT. In January 2011, we issued 3,333 shares to the shareholder and former officer to replace the shares he transferred to Fenton.

Christopher Wicks/Defiance

On May 8, 2007, we were served with a summons and complaint in a lawsuit filed in the San Diego Superior Court by Christopher Wicks and Defiance U.S.A., Inc. seeking judgment against us and two of our former officers, Edon Moyal and Dan Fleyshman, under a contract allegedly calling for the payment of $288,000 in cash plus stock in our subsidiary, Who’s Your Daddy, Inc., a California corporation, and a certain percentage of the revenues of that subsidiary.  On February 1, 2008, we entered into a Settlement Agreement and Mutual Release with the plaintiffs pursuant to which we agreed to pay the plaintiffs the sum of $252,000 under a payment schedule detailed therein.  As security for the settlement payment, defendants Fleyshman and Moyal together pledged 5,287 shares of our common stock owned and held by them.  Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation. See Note 8.

Who’s Ya Daddy

On April 1, 2005, we received a complaint filed by Who’s Ya Daddy, Inc., a Florida corporation (“Daddy”), alleging that we were infringing on Daddy’s trademark, Who’s Ya Daddy®, with respect to clothing.  On April 7, 2006, we entered into a settlement agreement with Daddy pursuant to which we were granted an exclusive license to use Daddy’s trademark on clothing in exchange for a royalty payment of 6% of gross sales for clothing products in the United States, excluding footwear.  As part of the settlement, we also agreed to remit to Daddy 12% of the licensing revenues received from third parties to which we had granted a sublicense for use of the trademarks on clothing.  By early 2008, we had not made any of the required payments under the settlement agreement.  On March 26, 2008, our Company, and two of our former officers each received a Notice of Levy from the United States District Court for the Southern District of California in the amount of $143,561 allegedly pursuant to the terms of the settlement agreement with Daddy.  We settled the debt on March 4, 2009 for $125,000 of which $25,000 was paid through an advance by Edon Moyal.  The remaining balance was to be repaid with bi-monthly payments of $10,000 beginning April 30, 2009. Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation. See Note 8.

Straub Distributing

On July 30, 2008, we entered into a Compromise and Settlement Agreement and Mutual Release with Straub Distributing, L.L.C. (“Straub”), a California Limited Liability Corporation (the “Straub Settlement”).  We paid $7,500 on July 30, 2008 and were required to make two additional payments of $7,250 every sixty days for total payments to Straub of $22,000.  As part of the Straub Settlement, the parties executed a Stipulation for Entry of Judgment (the “Stipulation”) which could be pursued by Straub in the event any of the payments were late by more than fifteen days. The Stipulation was in the amount of $40,000 against us plus attorney fees, costs and expenses to enforce the judgment, and was to be reduced by the amount of payments previously received.  We made one payment of $7,250, but were unable to make additional payments.  On January 2, 2009, Straub filed an action requesting entry of judgment against us in the principal sum of $25,250 as per the Stipulation. Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation for a payment of $2,525.

Markstein Beverage

On December 22, 2009, a Default Judgment was entered against us by Markstein Beverage Co. (“Markstein”) in the amount of $5,000. The matter, which was heard in Superior Court of California, Small Claims Division, arose from purported unpaid product distribution costs borne by Markstein. Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation for a payment of $500.

Get Logistics

On March 19, 2008, a complaint was filed against us by Get Logistics, LLC (formerly known as GE Transport) seeking damages of $30,279 for unpaid shipping charges.  Subsequent to December 31, 2012, we were able to finalize and fund a settlement of the obligation related to this litigation for a payment of $3,027.

Worldwide Express

On March 3, 2009, a judgment was entered against us in favor of Worldwide Express for unpaid delivery services. The amount of the judgment was $8,794 inclusive of interest and costs. The amount, or an immaterial difference thereto, has been recorded in our financial statements as of December 31, 2012 and 2011 in connection with this matter.

12.          Capital Stock

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001. At December 31, 2011 we had not issued any preferred stock. On May 15, 2012, our Board of Directors agreed to issue 105,000 shares of our preferred stock, designated as Series A, to FITT as a reduction of $315,000 in debt we owed them. We valued the Series A preferred stock at $3.00 per share, which represents a slight premium over the 30 day volume weighted average price (“VWAP”) for our common shares of $2.70 per share, due to the rights attached to the preferred shares.

The Series A preferred stock has been designated with the following rights:

•	Voting rights – each share has ten votes.
•	Conversion – each share is convertible, at the option of the holder, into our common shares on a one for one (1 for 1) basis.
•	Redemption – each share is redeemable ten years from the date of issuance, or sooner at the option of the holder, at the rate of $3.00 per share.
•	Liquidation – upon liquidation, dissolution or winding up of our Company, whether voluntary or involuntary, each share shall be preferred in order of payment to the holders of our common stock at a rate of $3.00 per Series A share.
•	Dividend rights – none.

Since the preferred stock is contingently redeemable by FITT, it has been classified as temporary equity in the accompanying balance sheet as of December 31, 2012.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001.

Common Stock to Consultants and Advisors for Services

During 2012, we issued 20,000 shares of common stock, valued at $24,369 in payment for litigation support and investor relations services. During 2011, we issued 56,667 shares of common stock, valued at $271,481 in payment for strategic alliance, investor relations and legal services. This included a total of 29,167 shares, with an aggregate value of $135,000, registered on Forms S-8 filed March 28, 2011, May 18, 2011 and November 4, 2011 issued to our corporate counsel for providing legal services.

The fair value of the issued shares was determined based on the closing stock price on the date of issuance or commitment, and the shares were earned on their respective vesting dates.

We have recorded expenses for shares issued for services rendered in the accompanying Statements of Operations for December 31, 2012 and 2011 as follows:

	2012	2011
Selling and marketing	$–	$55,000
General and administrative	24,369	216,481
Total	$24,369	$271,481

Common Stock Issued to Settle Litigation

In 2012, in connection with the Sacks Settlement discussed in Note 11, we issued Sacks a total of 66,667 shares of our restricted common stock and cancelled 16,667 shares issued to Sacks in March 2010, but never released, under a settlement agreement that was never finalized.

In finalization of our settlement of litigation with Fenton, the landlord of the abandoned office lease property in Carlsbad, California, in January 2011 a shareholder and one of our former officers transferred 3,333 of his free-trading shares to Fenton on our behalf. Shortly thereafter, we issued 3,333 shares to the shareholder and former officer to replace the shares he transferred to Fenton.

Common Stock issued for Accrued Compensation

As discussed in Note 7, during 2011 we issued our two existing employees, one of whom is an officer, 75,000 shares of our common stock in lieu of a portion of their accrued compensation. The two employees agreed not to sell any shares issued them for a one-year period. Accrued Officers Compensation and Other Accrued Compensation were reduced by $280,000 and $135,000, respectively, in connection with the issuance of these shares. Also as discussed in Note 7, in 2011 we issued 333 shares of our common stock to a former employee in connection with a settlement of all prior wage and other claims.

No shares were issued for accrued compensation in 2012.

Common Stock Cancelled

During 2011 we cancelled 16,833 shares which we had previously issued to the following service providers.

Pentony Enterprises LLC (“Pentony”) – see Note 15 for a description of the agreement with Pentony and the cancellation in 2011 of 4,583 shares previously issued to them.

Issuers Capital Advisors, LLC (“ICA”) – on April 9, 2010, we entered into a Consulting Agreement with ICA under which ICA agreed to provide a variety of public relations services. In connection with the agreement, we issued 9,500 shares of our common stock to ICA. On June 6, 2011, we determined that ICA had not fully performed the services it had agreed to and we instructed our Transfer Agent to cancel 3,167 shares previously issued to them.

S.A. Frederick & Co., LLC (“Frederick”) – see Note 15 for a description of the agreement with Frederick and the cancellation in 2011 of 9,083 shares previously issued to them.

Warrants

A summary of the status of warrants for the years ended December 31, 2012 and 2011 is as follows:

	Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2010	6,873	$263.40
Granted	–	–
Exercised	–	–
Cancelled	(2,137)	651.60
Warrants outstanding, December 31, 2011	4,736	$88.80
Granted	–	–
Exercised	–	–
Cancelled	(4,736)	88.80
Warrants outstanding, December 31, 2012	–	$–

The weighted-average remaining life of warrants outstanding at December 31, 2011 and 2010 was 0.86 years and 1.53 years, respectively. There was no expense related to warrants during the years ended December 31, 2012 and 2011.

Stock Options

During the years ended December 31, 2012 and 2011, there were no stock options outstanding and there was no expense related to stock options.

On June 29, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the grant of equity awards to our directors, officers, other employees, consultants, independent contractors and agents, including stock options to purchase shares of our common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares.  Up to 13,889 shares of our common stock may be issued pursuant to awards granted under the 2007 Plan, subject to adjustment in the event of stock splits and other similar events.  The 2007 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.  As of December 31, 2012, no stock option grants have been made under the 2007 Plan.

13.          Gain on Extinguishment of Debt and Creditor Obligations

Following are the components of the gain on extinguishment of debt and creditor obligations for the years ended December 31:

	2012	2011
Settlement of Sacks litigation (Note 11)	$1,572,000	$–
Notes Payable – Bridge Loans (Note 8)	11,000	–
Notes Payable – Other (Note 8)
Notes payable	150,000	–
Accrued interest	83,950	–
Accounts payable (Note 5)	344,450	–
Accrued expenses (Note 6)	59,347	–
Accrued compensation (Note 7)	138,302	–
Advances from related parties (Note 9)	20,000	–
Settlement with former employee (Note 7)	–	9,347
Total gain	$2,379,049	$9,347

14.          Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2012	2011

Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Increase and utilization of net operating losses	-2.7%	–
Common stock issued for services rendered and settlement of litigation	3.8%	-7.8%
Amortization of debt discount and stock-based interest	–	-0.8%
Non-deductible entertainment	-0.0%	-0.0%
Temporary differences:
Accrued liabilities and other	10.8%	–
Change in valuation allowance	-51.6%	-31.2%
Total provision	0.1%	0.0%

The major components of the deferred taxes are as follows at December 31:

	Asset (Liability)
	2012	2011
Current:
Reserves and accruals	$475,721	$1,201,921
Noncurrent:
Net operating losses	9,665,636	8,114,770
Stock compensation	664,309	664,309
Valuation allowance	(10,805,666)	(9,981,000)
Net deferred tax asset	$–	$–

Based on federal tax returns filed or to be filed through December 31, 2012, we had available approximately $24,434,000 in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure.  Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes.  For Federal income tax purposes, the net operating losses begin to expire in 2026.  State net operating loss carryforwards through December 31, 2012 are approximately $23,416,000 and begin to expire in 2013. We have relied on the issuance of common stock to fund certain operating expenses.  We may have experienced a change in ownership as defined in Section 382 of the Internal Revenue Code.  In the event we experienced a change in ownership, net operating loss carryforwards for federal income tax reporting will be limited based on the fair value of our Company on the date of change in ownership.  Such change is expected to provide benefit to us only upon the attainment of profitability.

During the years ended December 31, 2012 and 2011, our valuation allowance increased by approximately $824,666 and $547,503, respectively.

The United States Federal return years 2009 through 2012 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations. We are subject to examination by the California Franchise Tax Board for the years 2009 through 2012 and currently does not have any ongoing tax examinations.

15.          Agreements

2012 AGREEMENTS

Debt Satisfaction Agreement

On February 21, 2012, we entered into a Debt Satisfaction Agreement with a shareholder, Dr. Sam Maywood, under which we agreed to issue 8,333 shares of our common stock to Dr. Maywood, or his designees, in satisfaction of $15,000 we owed to him. The value of these shares was $15,000 based on the market price of the stock on the effective date of the Debt Satisfaction Agreement.

Completion of Agreement with Atlanta Capital

On December 7, 2011, we entered into a Consulting Agreement with Atlanta Capital Partners, LLC (“ACP”). Under the agreement, ACP agreed to create a mutually acceptable plan which could include, but not be limited to, the following services: an investment opinion issued via GlobeNewsWire; an email alert sent to OTCstockreview.com subscribers; and/or inclusion in the OTC Stock Review bi-monthly printed newsletter that ACP distributes to 10,000 subscribers. The agreement called for the payment to ACP of $5,000 upon execution of the agreement. In addition, the agreement called for the issuance of a total of 12,500 shares of common stock, all of which were to be free-trading under the agreement. The first issuance of 4,167 free-trading shares was made in 2011 on our behalf by one of our shareholders.

On March 2, 2012, another shareholder, Dr. Sam Maywood, directed that we issue the 8,333 shares described under “Debt Satisfaction Agreement” above to two parties in satisfaction of our obligations under the agreement with ACP. In connection with this agreement, we recorded a general and administrative expense in 2011 in the amount of $23,481 and an additional expense in 2012 in the amount of $4,769 based on the fair value of the common stock issued to ACP. In addition, $15,000 remains due to Dr. Maywood as of December 31, 2012.

Issuance of Common Stock for Litigation Support

As described in Note 11 under Sacks Motor Sports, Inc., on May 2, 2012, we entered into the Sacks Settlement. In March 2012, in pursuit of achieving the Sacks Settlement, we issued 5,833 shares of our common stock to each of two parties and we made a payment of $1,000 to one of the parties, all in consideration for the time and expenses incurred by the parties for their assistance in helping achieve the Sacks Settlement, including providing Declarations supporting certain of our positions. The total of 11,666 shares were fully vested on the dates of each of the agreements and, during 2012, we recorded a general and administrative expense of $19,600, based on the market price of the shares on the dates of issuance, in connection with these transactions.

Cancellation of Notes Payable – Bridge Loans

As discussed in Note 8, in 2011 we issued two notes with face value totaling $50,000, and the proceeds were used to repay advances to FITT. On April 26, 2012, the two noteholders agreed to cancel the notes, forgive accrued interest thereon, and enter into new notes payable agreements directly with FITT. In connection with the cancellation of the notes, during the second quarter of 2012, we reduced notes payable and accrued interest by $61,000, adjusted our payable to FITT by $50,000 and recorded the remainder as a gain on extinguishment of debt.

Cancellation of Marketing & Representation Agreement

In August 2009, we entered into a Marketing & Representation Agreement with Rand Scott, MD (the “Scott Agreement”). Dr. Scott is a shareholder and one of the designers of the FITT Energy Shot. Under the Scott Agreement, Dr. Scott had agreed to perform various services for us and we had agreed to pay Dr. Scott a royalty for each bottle sold of the FITT Energy Shot once certain sales levels had been achieved. On May 20, 2012, we terminated the Scott Agreement and he entered into a similar agreement with FITT. No royalties have been paid by us to Dr. Scott under the Scott Agreement.

2011 AGREEMENTS

Agreement with E 2 Investments, LLC

On January 24, 2011, we entered into a Consulting Agreement with E 2 Investments, LLC, a company with significant experience in acquisitions, joint ventures, business relations and public company relations.  The agreement, which had a term of 8 weeks, called for E 2 Investments to provide advice on financing, acquisitions, joint ventures, public company relations and to introduce us to potential investors.  In connection with agreement, we issued to E 2 Investments 11,667 shares of our common stock, 5,000 of which we issued directly and which carried a Rule 144 restriction. The remaining 6,667 shares, which were required to be free-trading, were transferred to E 2 Investments on our behalf by one of our employees and shareholders. The shares issued were fully vested as of the effective date of the agreement and we have recorded a stock-based general and administrative expense of $31,500 in 2011, which equates to the aggregate value of all shares issued to E 2 Investments based on the market value on the date of the agreement. On January 31, 2011, we issued 6,667 shares to the employee and shareholder to replace the shares he transferred to E 2 Investments.

Agreement with Gene Stohler

On February 23, 2011, we entered into a Consulting Agreement with Gene Stohler, an individual with significant experience in strategic alliances and marketing.  The agreement calls for Mr. Stohler to provide services in the areas of product development and endorsement, strategic marketing, and product support and to introduce us to potential strategic partners.  Under the agreement, which has a term of 12 months, Mr. Stohler received 1,667 shares of our common stock.  The shares were fully vested on February 23, 2011, the date of issuance, and we have recorded a stock-based marketing expense of $7,000 during 2011 based on the market price of the shares on the date of issuance.

Agreement with The Street Awareness

On March 22, 2011, we entered into an agreement with The Street Awareness. Under the agreement, The Street Awareness agreed to conduct a comprehensive investor relations campaign of approximately 75 days to improve market awareness for our company and our business prospects. As consideration for the services to be performed by Street Awareness, we agreed to pay a fee of $250,000, payable $50,000 per week for five weeks beginning in April 2011. Our first payment of $50,000 was made in April 2011 with funds received in borrowings from two private investors. See Note 8. In June 2011, The Street Awareness agreement was terminated. Prior to the termination, we had made payments to The Street Awareness totaling $99,000, which amount was recorded as a general and administrative expense during 2011. No additional amounts are owed.

Agreement with S.A Frederick & Co., LLC

On March 23, 2011, we entered into a Consulting Agreement with S.A. Frederick & Co., LLC (“Frederick”), an entity with significant experience in marketing and strategic alliances.  The agreement called for Frederick to provide services in the areas of product development and endorsement, strategic marketing, and product support, and to introduce us to potential strategic partners.  During the four (4) month term of the agreement, we agreed to make cash payments of no more than $30,000 and to issue Frederick 10,000 shares of our common stock to be released to Frederick on an agreed upon schedule.  The shares were fully vested on March 23, 2011, the date of issuance.

In May 2011, after making payments totaling $5,000 in cash and releasing to 917 shares to Frederick, the parties cancelled the agreement. In connection with the cancellation, it was agreed that our obligations under the agreement had been fully satisfied with the cash payments of $5,000 and the release of 917 shares, and we instructed our transfer agent to cancel the remaining 9,083 shares which had not been released. During 2011, we recorded a marketing expense of $53,000, $48,000 of which was the value of the 10,000 shares originally issued based on their closing price on the date of issuance.

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

In connection with the agreement, we agreed to pay Dr. Scott the amount of $25,000. We further agreed that our payment would be made with shares of our common stock, which would be registered by us on a Form S-8, and the number of which would be determined based on the per share price of the stock on the date of the S-8 filing. On May 18, 2011, we filed a registration statement on Form S-8 under which 4,167 common shares were registered and issued to Dr. Scott, at a value of $6.00 per share, in fulfillment of our payment obligation under the agreement. Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, we recorded this transaction during 2011 as a reduction of our indebtedness to FITT.

Agreement with Havas

On May 11, 2011, we entered into a Consulting Agreement with Havas , a company that is currently performing a wide array of marketing services for FITT related to the FITT Energy Shot. Under the agreement, Havas agreed to provide a number of services including developing an updated business strategy and creative assets, using information derived from the double blind testing program described above, to re-launch the marketing program for the FITT Energy Shot. Havas also agreed to test for effectiveness with media buying, and assist with identifying and retaining a vendor to distribute nationally to the retail market space.

In connection with the agreement, we agreed to pay Havas the amount of $100,000. We further agreed that our payment to Havas would be made with shares of our common stock, which would be registered by us on a Form S-8, and the number of which would be determined based on the per share price of the stock on the date of the S-8 filing. On May 18, 2011, we filed a registration statement on Form S-8 under which 16,667 common shares were registered and issued to Havas, at a value of $6.00 per share, in fulfillment of our payment obligation under the agreement. Since FITT has the responsibility to market the FITT Energy Shot under the Operating Agreement, we recorded this transaction during 2011 as a reduction of our indebtedness to FITT.

Agreement with Del Mar Corporate Consulting

On June 22, 2011, we entered into an investor relations agreement with Del Mar Corporate Consulting, LLC (“Del Mar”). Under the agreement, which was to expire October 31, 2011 and could be terminated on five (5) days’ notice, Del Mar agreed to provide a variety of investor relations services intended to provide market awareness for our company and to help enhance and elevate our presence within the investor community. As consideration for the services, we agreed to make a down payment of $10,000 and make additional scheduled payments totaling $22,500 in cash and 10,000 shares of common stock.

On July 7, 2011, we terminated the agreement. No additional cash was paid, no shares were issued and no additional amounts were owed after the payment of $10,000. During 2011, we recorded the $10,000 payment as a general and administrative expense.

Agreement with Equititrend Advisors

On July 8, 2011, we entered into a Consulting Agreement with Equititrend Advisors, LLC. Under the agreement, which had a term of six (6) months, Equititrend was to provide public relations, communications, advisory and consulting services revolving around a program to increase the investment community’s awareness of our company’s activities. As consideration for the services to be performed, we agreed to issue Equititrend 25,000 shares of common stock on scheduled dates, 12,500 of which would be restricted and 12,500 of which were to be unrestricted and free-trading. As required by the agreement, on its effective date, we issued Equititrend 4,167 shares of our common stock which carried a Rule 144 restriction. The agreement also required the issuance to Equititrend of 8,333 free-trading shares on the agreement’s effective date. The free-trading shares were transferred to Equititrend on our behalf by two of our shareholders and former officers. The shares were vested and valued on the effective date of the agreement. During 2011, we recorded a stock-based general and administrative expense totaling $31,500 in connection with this agreement. During the third quarter of 2011, we terminated the agreement after giving appropriate notice and no further shares were due to be issued to Equititrend.

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

Agreement with Pentony Enterprises LLC

On November 17, 2010, we reached an agreement with Pentony Enterprises LLC (“Pentony”) under which Pentony agreed to provide investor relations services to us, including among other things coverage on Pentony’s website, StockGuru.com, blog coverage on the website, trade alerts, and audio interviews. The agreement expired February 15, 2011. In connection with the agreement, we issued Pentony 4,583 shares of our common stock. The shares were fully vested on November 17, 2010, the date of issuance, and we recorded a general and administrative expense of $30,278 in 2010 in connection with the agreement. Pentony subsequently determined they were unable to perform the required services and returned the shares to us for cancellation. The shares were cancelled May 27, 2011.

16.          Subsequent Events

Debt Acquisition Agreements

In 2010 we initiated a program to compromise our significant debt. In furtherance of this program, during the first quarter of 2013 we entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). The Debt Funders advanced us a total of $150,000 to compromise debt, either through our direct settlement with particular creditors or through the Debt Funders’ acquisition of certain debt for a compromised amount. In the cases where the Debt Funders acquired debt from creditors, the Debt Funders agreed to provide us with a release from the debt they acquired. In connection with the Debt Agreements, during the first quarter of 2013 we issued convertible promissory notes to the Debt Funders with principal amounts totaling $150,000 and used the funds, along with 131,700 shares of our common stock, valued at $31,340, to compromise $653,406 of debt.

The notes bear interest at 10% per annum and are repayable at two times the principal amount of the notes (in this case a total of $300,000). Repayment is to be made by conversion into shares of our common stock based on a 20-day volume weighted average price with the following minimums and maximums, both prior and subsequent to the proposed business combination discussed in Note 1:

	Prior to Proposed Business Combination	Subsequent to Proposed Business Combination
Minimum conversion	$0.25 per share	Based on $10 million market valuation
Maximum conversion	None	Based on $36 million market valuation

If any portion of the notes is not converted into our common shares eight (8) months from the issuance date of each note, the non-converted portion of the notes will be automatically converted as described above.

Also during the first quarter of 2013 one of the Debt Funders converted $10,000 of their note payable into 40,000 shares of our common stock at the minimum conversion rate of $0.25 per share.

FITT Share Purchase Agreement

We are a party to a March 26, 2013 Amended and Restated Share Purchase Agreement between FITT and Pacello & Reed Enterprises (“P&R”). Under the agreement, P&R agreed to purchase $10 million worth of common shares of FITT with the understanding that once the share purchase is fully funded, FITT and our company will enter into a business combination as discussed in Note 1, with our Company being the surviving corporation. P&R agreed to fund $100,000 of their commitment on or before April 22, 2013, $900,000 on or before May 5, 2013 and the remaining $9 million on or before July 11, 2013; however, no assurances can be made that the transaction will be completed on the timeline provided, if at all. If the share purchase is not fully funded, we will not be required to enter into a business combination with FITT, but this circumstance will not preclude us from pursuing a combination if we elect to do so.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2012 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of December 31, 2012.

ITEM 9A(T).    CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Michael R. Dunn	61	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Derek Jones	74	Director

Michael R. Dunn, our Chief Executive Officer, Chief Financial Officer, and member of our Board of Directors, joined us on May 28, 2008. He has been responsible for the entire operation and forming the vision and future of our company which has never made a profit. Our company, which has minimal revenues, is a turn-around project. In order to be successful, we require a significant reduction of our debt mitigation, a major capital infusion and a more effective product distribution. Mr. Dunn, through his personal relationships with physicians, spearheaded the development of our energy shot (the FITT Energy Shot) to appeal to a broader age group and gender demographic. Additionally, he relocated our office from Carlsbad, CA to Mission Viejo, CA to significantly reduce overhead.

Because of our significant debt and other factors, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us. As a result, Mr. Dunn established F.I.T.T. Energy Products, Inc. (“FITT”), a private company controlled by certain of its investors and Company management, to perform the majority of our operating services. Through FITT, he was able to enter into contracts for product formulation and production, marketing, fulfillment and call center services. Also using FITT, Mr. Dunn was able to retain two crucial marketing partners to assist with FITT’s product rollout efforts – GRIPS Marketing Corporation and Havas Edge. GRIPS is a marketing company managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has significant relationships with some of the largest distributors that service those outlets. Havas, which is a member of Havas Worldwide, one of the largest marketing companies in the world, is helping FITT create important marketing resources, including a television commercial, a microsite for internet marketing, a media placement program and an overall advertising campaign for the retail marketplace. Mr. Dunn has coordinated a debt mitigation program, settling in excess of $4.4 million in debt, including the conversion of our convertible promissory notes issued in 2008.

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

Derek Jones was appointed to our Board of Directors on April 26, 2005.  Mr. Jones is a consultant and telecommunications analyst.  Since 2003, he has served as a Director of Native American Studies and Fund Raising Division of the Rio Grande Foundation, a New Mexico free market research and educational organization dedicated to the study of public policy.  Along with his background in Business Administration, Mr. Jones brings to us his knowledge and 35 years’ experience in the area of corporate development and finance as well as his background in the areas of International Finance and business affairs.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael R. Dunn, CEO, CFO (1)	2012	$218,791	$-0-	$-0-	$-0-	$-0-	$-0-	$218,791
	2011	$208,373	$-0-	$-0-	$-0-	$-0-	$-0-	$208,373

(1)	Joined us May 28, 2008. For 2012 and 2011, only $500 and $1,000, respectively, of Mr. Dunn’s salary was paid. The remainder was accrued.

Employment Agreements

Michael R. Dunn

On August 24, 2009, we entered into an Employment Agreement with Michael R. Dunn (the “Dunn Agreement”) to serve as our Chief Executive Officer (“CEO”) and Chairman of the Board of Directors (“Chairman”). Mr. Dunn has been serving as our CEO and Chairman since May 28, 2008.  The Dunn Agreement supersedes and replaces any prior employment agreement or arrangement between our company and Mr. Dunn.  The Dunn Agreement has a term of two years (the “Initial Term”).  Unless sooner terminated pursuant to the terms thereof, Mr. Dunn’s employment will automatically renew for additional one-year terms (each a “Renewal Term”).  Mr. Dunn will receive an initial annual salary of $189,000 per year, which will be increased by 5 percent on January 1st of each year.  He will also receive a monthly home office expense allowance of $2,000 and a monthly car allowance of $750.  If we fail to make any regularly scheduled payment of salary amounts owed to Mr. Dunn under the Dunn Agreement within fifteen (15) days of their due date, in lieu of such payment and subject to applicable securities laws, we shall issue, at Mr. Dunn’s option, shares of our common stock with a value of 150% of the payment owing to Mr. Dunn, such shares valued at the price per share in the last reported trade of our common stock on the date such payment should have been made.  Mr. Dunn has not exercised this option to date. The Dunn Agreement also states that Mr. Dunn will also be eligible to receive a bonus of $110,000, dependent on certain capital being raised. To date, no bonus has been approved for Mr. Dunn.  Mr. Dunn was also granted 233,333 shares of our common stock, vesting immediately, with a minimum of 216,667 shares restricted and subject to a lock-up provision that prohibits Mr. Dunn from selling, transferring or otherwise encumbering the shares for a period of six (6) months.  In addition, the shares are subject to forfeiture under certain circumstances in the first 6 months of the Dunn Agreement. Mr. Dunn also is entitled to additional benefits commensurate with the position of Chief Executive Officer, including paid vacation, reimbursement of reasonable and necessary business expenses incurred in the performance of his duties, and eligibility to participate in our employee benefit plans.

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

The 233,333 shares were fully vested on August 24, 2009, the date of issuance. Accordingly during 2009, we recorded stock-based compensation expense of $350,000, based on the market price on the date of issuance.

Robert E. Crowson, Jr.

On August 24, 2009, we entered into an Employment Agreement with Robert E. Crowson, Jr. (the “Crowson Agreement”) to serve as our Controller, a non-officer position.  The Crowson Agreement has a term of two years (the “Initial Term”).  Unless sooner terminated pursuant to the terms thereof, Mr. Crowson’s employment will automatically renew for additional one-year terms (each a “Renewal Term”).  Mr. Crowson will receive an initial annual salary of $120,000 per year, which will be increased by 5 percent on January 1st of each year.  If we fail to make any regularly scheduled payment of salary amounts owed to Mr. Crowson under the Crowson Agreement within fifteen (15) days of their due date, in lieu of such payment and subject to applicable securities laws, we shall issue, at Mr. Crowson’s option, shares of our common stock with a value of 150% of the payment owing to Mr. Crowson, such shares valued at the price per share in the last reported trade of our common stock on the date such payment should have been made. Mr. Crowson has not exercised this option to date. Mr. Crowson was also granted 50,000 shares of our common stock, vesting immediately, with a minimum of 40,000 shares restricted and subject to a lock-up provision that prohibits Mr. Crowson from selling, transferring or otherwise encumbering the shares for a period of six (6) months.  In addition, the shares are subject to forfeiture under certain circumstances in the first 6 months of the Crowson Agreement. Mr. Crowson also is entitled to additional benefits commensurate with the position of Controller including paid vacation, reimbursement of reasonable and necessary business expenses incurred in the performance of his duties, and eligibility to participate in our employee benefit plans.

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

The 50,000 shares were fully vested on August 24, 2009, the date of issuance. Accordingly, during 2009, we recorded stock-based compensation expense of $75,000, based on the market price on the date of issuance.

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

During 2012 and 2011, we accrued director’s fees for Derek Jones in the amount of $12,000 and $12,000, respectively.

Grants of Plan Based Awards

There were no grants of plan-based awards during our last fiscal year.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial stock ownership as of the date of this Report, with respect to: (i) each person who is known to us to beneficially own more than 5% of each class of our capital stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 1,725,949 shares and 105,000 shares of outstanding common and preferred stock, respectively.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class(2)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class
Michael R. Dunn, CEO, CFO, Secretary, and Director	333,333	19.3%	-0-	0.0%
Derek Jones, Director	1,667	*	-0-	0.0%
All executive officers and directors as a group (two persons)	335,000	19.4%	-0-	0.0%
Who’s Ya Daddy, Inc.	100,000	5.8%	-0-	0.0%
Sam Maywood, MD	94,347	5.5%	-0-	0.0%
Rand Scott, MD	89,167	5.2%	-0-	0.0%
F.I.T.T. Energy Products, Inc.	29,167	1.7%	105,000	100.0%

*Less than 1%.

(1)	c/o our address, P.O. Box 4709, Mission Viejo, CA 92690, unless otherwise noted.
(2)	Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

dbbmckennon (the “Independent Auditors”) were our independent auditors and examined our financial statements for the years ended December 31, 2012 and 2011, respectively.  The Independent Auditors performed the services listed below and were paid the aggregate fees listed below for the years ended December 31, 2012 and 2011.

Audit Fees

The Independent Auditors billed us aggregate fees of approximately $33,000 for the fiscal year ended December 31, 2012 and approximately $32,000 for the fiscal year ended December 31, 2011 for professional services rendered for their audit of our annual financial statements and their reviews of our financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

The Independent Auditors did not bill us any fees for either of the years ended December 31, 2012 or 2011 for any audit- related professional services.

Tax Fees

The Independent Auditors did not bill us any fees for either of the years ended December 31, 2012 or 2011 for any professional services for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

The Independent Auditors billed us aggregate fees of approximately $7,275 for the fiscal year ended December 31, 2011 for professional services related to their reviews of Form S-8 registration statements and their review of other documents in connection with a registration statement which was never filed. The Independent Auditors did not bill us any fees for the year ended December 31, 2012 for any other professional services.

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

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005 (1)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001 (2)
3.2	Amended and Restated Bylaws, dated December 4, 2001 (2)
3.3	Amended and Restated Articles of Incorporation, dated April 27, 2005 (3)
3.4	Amended and Restated Articles of Incorporation, dated June 1, 2010 (4) (5)
10.1	Employment Agreement with Michael R. Dunn dated August 24, 2009 (6)
10.2	Employment Agreement with Robert E. Crowson, Jr. dated August 24, 2009 (6)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.
(2)	Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.
(3)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 28, 2005.
(4)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 21, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 21, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FITT HIGHWAY PRODUCTS, INC.

DATED: April 12, 2013	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

