Form 10-Q
period 2013-03-31
FITT HIGHWAY PRODUCTS, INC.
filed 2013-05-20
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 20, 2013, there were 1,725,949 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.

FORM 10-Q

MARCH 31, 2013

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.

BALANCE SHEETS

(UNAUDITED)

	March, 31 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$–	$–
Total current assets	–	–
Property and equipment, net	181	208
Total assets	$181	$208

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$524,156	$810,560
Accrued expenses	2,372	78,127
Accrued compensation	1,390,839	1,280,232
Notes payable	20,000	302,000
Advances from related parties	400,821	380,103
Total current liabilities	2,338,188	2,851,022
Notes payable – long-term	120,848	–
Total liabilities	2,459,036	2,851,022

Redeemable Series A convertible preferred stock, $0.001 par value, 6,300,000 authorized, 105,000 shares issued and outstanding, and redemption value of $315,000 at March 31, 2013 and December 31, 2012, respectively	315,000	315,000

Shareholders’ deficit
Preferred stock, $0.001 par value: 13,700,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 1,725,949 and 1,554,249 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	1,726	1,554
Additional paid-in capital	29,625,794	29,566,251
Accumulated deficit	(32,401,375)	(32,733,619)
Total shareholders’ deficit	(2,773,855)	(3,165,814)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$181	$208

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenue – royalties	$65	$–

Operating expenses:
Selling and marketing	1,469	1,101
General and administrative	214,531	229,429
Total operating expenses	216,000	230,530
Operating loss	(215,935)	(230,530)

Other (income) expense:
Interest	30,541	11,608
Gain on extinguishment of debt and creditor obligations	(579,120)	–
Other expense, net	400	400
Income (loss) before income taxes	332,244	(242,538)
Provision for income taxes	–	–
Net income (loss)	$332,244	$(242,538)

Income (loss) per common share - basic	$0.21	$(0.16)
Income (loss) per common share - diluted	$0.20	$(0.16)

Weighted average number of common shares used in basic calculations	1,588,790	1,489,980
Weighted average number of common shares used in diluted calculations	1,693,790	1,489,980

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$332,244	$(242,538)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment of debt and creditor obligations	(579,120)
Common stock issued for services rendered	–	24,369
Depreciation	27	244
Amortization of debt discount and beneficial conversion feature	25,969	–
Changes in operating assets and liabilities:
Accounts payable	67,483	75,916
Accrued expenses	2,072	8,774
Accrued compensation	110,607	98,231
Notes payable	20,000	–
Net cash used in operating activities	(20,718)	(35,004)

Cash flows from financing activities:
Net advances from related parties	20,718	35,004
Net cash provided by financing activities	20,718	35,004

Net decrease in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,500	$2,833
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature in convertible promissory notes payable	$18,374	$–

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

We have not generated significant revenues for the three-month periods ended March 31, 2013 and 2012, respectively. This was primarily due to a lack of operating capital and our Operating Agreement with FITT.  In 2010 we began a program to compromise debt, and for the three months ended March 31, 2013 we experienced net income of approximately $332,000, principally as a result of gains from our continuing debt compromise program. Excluding said non-cash gains, we continued to incur significant operating losses for in the first quarter of 2013 as we did in 2012, and continue to have a significant working capital deficit. Our goal has been, and continues to be, to compromise our debt at a rate of no more than $0.10 per one dollar of debt. We believe that, until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 for a summary of our progress toward the compromise of our debt.

During the first quarter of 2012, FITT proposed negotiating a business combination with us if (1) we are able to mitigate our debt to their satisfaction, (2) assets in the merged entity would be protected from claims of our prior creditors, and (3) our Board of Directors and shareholders approve the proposed business combination once it is negotiated. In proposing such a negotiation, FITT also requires that an independent appraisal be obtained to support any exchange of securities in the transaction. On November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard, but at this point, there can be no assurance that such negotiations will result in an agreement.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in our Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows.  The results of operations for the three-month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2012.

Net Income (Loss) per Share

Basic and diluted net income (loss) attributable to common stockholders per share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. At March 31, 2013 and 2012, we had outstanding warrants to purchase zero and 4,319 common shares, respectively. The exercise prices of all warrants were in excess of the average closing price of our common stock during the three months ended March 31, 2013 and 2012. At March 31, 2013, we had 105,000 shares of redeemable preferred stock, which were issued in May 2012, convertible into an equal amount of our common shares. The weighted average number of shares of common stock of the convertible preferred stock were included in the calculation of diluted net income per share for the three months ended March 31, 2013 (105,000 shares).

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

New Accounting Pronouncements

The Financial Accounting Standards Board issues Accounting Standard Updates (“ASUs”) to amend the authoritative literature in Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC. We believe those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our Company or (iv) are not expected to have a significant impact on us.

3.	Debt Compromise Program

As stated in Note 1, we have significant debt that was incurred, for the most part, under previous management, and we are continuing with our program to compromise this debt in a substantial way. Our goal is to settle the debt at an overall rate of no more than $0.10 per one dollar of debt. During 2012, through actions conducted by our legal counsel, we reached tentative verbal settlement agreements with certain of our creditors and, during the first quarter of 2013, a number of these verbal settlements were finalized. With respect to any remaining verbal settlements, nothing definitive is yet in place. In addition, we determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now, or will soon elapse. We have written off those accounts for which the statute of limitations has expired. The Company also reviewed any claims or liens on these accounts before mitigation. Finally, we determined that certain debt will not be owed based on non-performance by certain creditors. Based on our negotiations and determinations, we have during the three months ended March 31, 2013, or may in the near future, reduce our balance sheet debt as shown below:

	March 31, 2013	Future Periods
Accounts payable	$316,886	$7,684
Accrued expenses	77,827	–
Notes payable	302,000	–
	$696,713	$7,684

Debt reductions during the first quarter of 2013 include $653,406 in settled obligations (see Note 11), and $43,307 due to the expiration of statute of limitations on creditor obligations. Amounts expected to be compromised in future periods identified above are dependent on the ability of creditors to enforce collection after certain statute of limitations expire. Management cannot make any assurances that such conditions will be met. As of March 31, 2013, under the condition that statute of limitations continue to pass on certain creditor balances, we anticipate future write-offs will be made in the following periods ending:

June 30, 2013	$875
September 30, 2013	6,809
$7,684

4.	Accounts Payable

During the three months ended March 31, 2013, we wrote-off $43,307 in accounts payable a result of the expiration of the statute of limitation for creditors to enforce collection of their debt. In addition, we finalized and funded agreements to settle certain accounts payable obligations totaling $273,579 for consideration totaling $47,393 ($41,053 in cash and 31,700 shares of common stock valued at $6,340). See Note 3 for further information. We also expect to write-off an additional $7,684 in accounts payable in future periods due to the expiration of the statute of limitations to enforce collection. Such write-offs are dependent upon the absence of additional claims on aged balances expected to be written off.

Accounts payable at March 31, 2013 consists of the following:

Owed to ongoing vendors	$363,114
Owed from prior settlements	100,000
Owed – attempting to settle	53,358
To be written-off in future periods due to statute of limitations to expire (Note 3)	7,684
$524,156

Amounts owed to ongoing vendors are mainly the result of obligations for legal, accounting and outside director fees which are necessary to maintain our status as a fully reporting public company.

5.	Accrued Expenses

Accrued expenses consist of the following at:

	March 31, 2013	December 31, 2012
Accrued interest – convertible promissory notes	$2,072	$–
Accrued interest – note payable to Distributor	–	40,327
Other	300	37,800
	$2,372	$78,127

During the three months ended March 31, 2013, we finalized and funded a settlement agreement for our Note Payable – Distributor settlement (to which the $40,327 accrued interest relates) and for our Note Payable – Trademark settlement (to which $37,500 of other accrued expenses relates). See Note 7 for additional information.

6.	Accrued Compensation

Accrued compensation consists of the following at:

	March 31, 2013	December 31, 2012
Accrued officers (and former officers) compensation	$732,756	$669,117
Other accrued compensation	245,814	210,230
Accrued payroll taxes – delinquent	280,255	277,800
Accrued payroll taxes on accrued payroll (not yet due)	132,014	123,085
	$1,390,839	$1,280,232

Due to a continuing lack of capital, we have been unable to pay the majority of the compensation owed to our officers and employees. In addition, in 2007 and 2008, our prior management did not pay certain federal and state payroll tax obligations and they became delinquent. The delinquent tax amounts shown above consist of:

	March 31, 2013	December 31, 2012
Federal – trust fund portion	$107,334	$107,334
Federal – interest and penalties	77,564	75,809
State – trust fund portion	64,913	64,913
State – interest and penalties	30,444	29,744
	$280,255	$277,800

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

7.	Notes Payable

Notes payable consists of the following at:

	March 31, 2013	December 31, 2012
Convertible promissory notes – debt acquisition
Notes payable - at maturity date	$236,506	$–
Debt discount – remaining on-issuance discount	(102,947)	–
Debt discount – beneficial conversion feature (“BCF”)	(12,711)	–
Convertible promissory notes – Integrity	20,000
Note payable – distributor settlement	–	202,000
Note payable – trademark settlement	–	100,000
Subtotal	140,848	302,000
Less current portion	(20,000)	(302,000)
Long-term portion	$120,848	$–

Convertible Promissory Notes – Debt Acquisition

In 2010 we initiated a program to compromise our debt. In furtherance of this program, during the first quarter of 2013 we entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). The Debt Funders agreed to fund a total of $150,000 to an escrow account, which amount was to be used to compromise our debt, either through our direct settlement with particular creditors or through the Debt Funders’ acquisition of certain debt for a compromised amount. In the cases where the Debt Funders acquired debt from creditors, the Debt Funders agreed to provide us with a release from the debt they acquired. Any funds not used to compromise our debt are to be returned to the Debt Funders. During the three months ended March 31, 2013, funds totaling $123,253 had been used to compromise debt and, in connection with the Debt Agreements, we issued convertible promissory notes to the Debt Funders totaling that amount. As of March 31, 2013, $26,747 of funds had not yet been used.

The notes bear interest at 10% per annum and are repayable at two times the principal amount of the notes. Repayment is to be made by conversion into shares of our common stock based on a 20-day volume weighted average price with the following minimums and maximums, both prior and subsequent to the proposed business combination discussed in Note 1:

	Prior to Proposed Business Combination (limited to 20% of note principal)	Subsequent to Proposed Business Combination
Minimum conversion	$0.25 per share	Based on $10 million market valuation
Maximum conversion	None	Based on $36 million market valuation

If any portion of the notes is not converted into our common shares eight (8) months from the issuance date of each note, the non-converted portion of the notes will be automatically converted as described above. The notes have been classified as long-term debt in the accompanying balance sheet at March 31, 2013 since the method of repayment is conversion into common stock.

The additional principal of $123,253 is being accreted on a straight-line basis over the eight month terms of the notes. During the three months ended March 31, 2013, $20,306 was charged to interest expense in connection with this accretion.

Additionally, we determined that the notes contain a BCF since the effective conversion price, after giving consideration to the repayment terms of two times principal, was less than the market value of our common stock on the measurement dates. The BCF totaling $18,374 was accounted for as debt discount and is being amortized on a straight-line basis over the eight month terms of the notes. During the three months ended March 31, 2013, $5,663 was charged to interest expense in connection with the amortization of the BCF with $12,711 remaining to be amortized.

Also during the first quarter of 2013 one of the Debt Funders converted $10,000 ($5,000 in original funding) of their note payable into 40,000 shares of our common stock at the minimum conversion rate of $0.25 per share.

Convertible Promissory Notes – Integrity

During the first quarter of 2013, we became obligated to issue convertible promissory notes totaling $10,000 to Integrity Media under a Service Agreement. See Note 12 for a description of the terms of the agreement. The convertible promissory notes, which contain no provision for interest, become due six months from the date of each note and are convertible at that time into our common free-trading shares based on a 20-day volume weighted average price with floor and ceiling conversion prices equal to a $10 million company market valuation and a $36 million company market valuation, respectively. The agreement is cancelable by either party on 30 days’ written notice.

Note Payable – Distributor Settlement

This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which we agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010. Interest was to accrue at 5% per annum beginning in August 2008. We have made payments totaling $50,000. During the first quarter of 2013, we settled the debt and related accrued interest (see Note 5) for $20,200 resulting in a gain on extinguishment of approximately $222,000. At December 31, 2012, the outstanding balance of $202,000 was classified as a current liability in the accompanying balance sheet.

Note Payable – Trademark Settlement

This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy. The settlement amount totaled $125,000 with no provision for interest and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid. Only the initial payment of $25,000 was made. During the first quarter of 2013, we were able to negotiate and fund a settlement of this debt for a total value of $50,000 ($25,000 cash and 100,000 shares of our common stock valued at $0.25 per share). The shares were fully vested on March 5, 2013, the date of issuance. During the three months ended March 31, 2013, we extinguished this debt along with the related accrued expense described in Note 5, and recorded an overall gain on extinguishment of debt of $87,500. As of December 31, 2012, we were in default for non-payment and the outstanding balance of $100,000 was classified as a current liability in the accompanying balance sheet.

8.	Related Parties

As previously discussed, we have limited capital resources and liquidity. As a result, during the periods covered by this report, related parties advance funds to us in order for us to pay certain obligations. Advances from related parties consist of the following at:

	March 31, 2013	December 31, 2012
Advances from CEO and former officer	$126,198	$117,403
Advances from FITT	259,623	247,700
Advances from Shareholder	15,000	15,000
	$400,821	$380,103

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

Activity in advances from related parties during the three months ended March 31, 2013 and the twelve months ended December 31, 2012 consists of the following:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance beginning of period	$380,103	$480,238
Increases:
Net advances	20,718	184,865
Cancellation of Notes Payable – Bridge Loans	–	50,000
Decreases:
Preferred shares issued to FITT	–	(315,000)
Write-off advances from former officer	–	(20,000)
Balance end of period	$400,821	$380,103

While our Operating Agreement with FITT requires that it makes royalty payments to us based on sales of the FITT Energy Shot, royalties earned to date have been insignificant. Until FITT begins making significant sales of the FITT Energy Shot, any royalty payments we receive will not be large enough to reduce in any meaningful way the amount we owe FITT. Therefore during the 2012 year, FITT requested that we reduce the amount we owe them and on May 15, 2012, we issued 105,000 shares of our preferred stock, valued at $315,000, to FITT as a partial reduction of the debt we owed them. Also during the 2012 year, we extinguished $20,000 in advances from a former officer after determining that the statute of limitations for the enforcement of debt collection had expired

9.	Litigation

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

On October 12, 2012, attorneys for our CEO and FITT filed a Motion for Summary Judgment, essentially requesting they be dismissed from the case. The judge heard the motion on January 17, 2013 and indicated he was likely to rule in favor of the motion which would have allowed for the collection from Oswald of legal fees and costs associated with the defense of our CEO and FITT. On January 30, 2013 we, along with our CEO and FITT, reached a settlement with Oswald whereby Oswald would drop litigation against all defendants and release them from any and all obligations, and the defendants agreed not to attempt to collect from Oswald legal fees and costs related to this matter. In connection with this settlement, during the first quarter of 2013 we recorded a gain on extinguishment of debt in the amount of $32,711.

10.	Capital Stock

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, 6,300,000 shares of which has been designated as Series A and 13,700,000 shares of which are undesignated. Each share has a par value of $0.001. On May 15, 2012, our Board of Directors agreed to issue 105,000 shares of our Series A preferred stock to FITT as a reduction of $315,000 in debt we owed them. We valued the Series A preferred stock at $3.00 per share, which represents a slight premium over the 30 day volume weighted average price (“VWAP”) for our common shares of $2.70 per share, due to the rights attached to the preferred shares.

The Series A preferred stock has been designated with the following rights:

  Voting rights – each share has ten votes.
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
  Dividend rights – none.

Since the preferred stock is contingently redeemable by FITT, it has been classified as temporary equity in the accompanying balance sheet as of March 31, 2013 and December 31, 2012.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. Following is the activity for our shares of common stock during the three months ended March 31, 2013:

	Shares
Shares outstanding December 31, 2012	1,554,249
Issuances for settlement of debt	131,700	See Notes 4 and 7
Conversion of convertible note payable	40,000	See Note 7
Shares outstanding March 31, 2013	1,725,949

During the three months ended March 31, 2012, we recorded general and administrative expense totaling $24,369 for shares issued for investor relations and litigation support services. No expense was recorded in the first quarter of 2013 for shares issued.

11.       Gain on Extinguishment of Debt and Creditor Obligations

The following is a summary of the components of the gain on extinguishment of debt and creditor obligations for the three months ended March 31, 2013:

Settlement agreement – Notes Payable – Distributor Settlement	$222,127	See Note 7
Settlement agreement – Notes Payable – Trademark Settlement	87,500	See Note 7
Settlement agreements – Accounts Payable creditors	226,186	See Note 4
Write-off Accounts Payable for expiration of statute of limitations	43,307	See Note 4
	$579,120

12.	Agreements

Integrity Media Agreement

On January 28, 2013, we entered into an agreement with Integrity Media (“Integrity”) to provide investor relations services. Under the agreement, which has a term of twelve (12) months, we agreed to make monthly payments to Integrity of $2,500 cash and a convertible promissory note of $10,000 (total monthly value of $12,500) during the agreement’s first three (3) months. During the final nine (9) months of the agreement, we agreed to pay Integrity a monthly amount of $5,000 cash and $10,000 in a convertible promissory note (total monthly value of $15,000). The convertible promissory notes, which contain no provision for interest, are convertible into our free-trading common shares based on a 20-day volume weighted average price with floor and ceiling conversion prices equal to a $10 million company market valuation and a $36 million company market valuation, respectively. Each note is convertible six months from the date of the note. The agreement is cancelable by either party on 30 days’ written notice. On March 28, 2013, we informed Integrity that we have taken a sabbatical with regard to the agreement and will not accrue any additional fees until we are able to provide meaningful information to the investment community.

During the three months ended March 31, 2013, we recorded a general and administrative expense totaling $25,000 in connection with this agreement ($5,000 in cash and $20,000 in a convertible promissory note).

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

Our cash flow is presently limited to receipt of advances and royalty revenue from FITT. As such, we are currently dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot. FITT’s requirement to pay royalties of $0.05 per bottle sold of the FITT Energy Shot is first subject to an IRS Notice of Levy in the amount of $152,974. The Notice of Levy attached all royalty payments payable to us by FITT over and above $83,166, which was the amount owed by us to FITT as of October 15, 2010. Note that FITT is not obligated to pay us royalties for any additional products it has developed and funded. As for advances, FITT has made advances to us, net of repayments, using funds it obtained from its own investors, of $259,623 as of March 31, 2013 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs. FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business. FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

Our goal has been and continues to be to compromise our debt with a goal of no more than $0.10 per one dollar of debt. Since we began this program at the beginning of 2010 through the March 31, 2013, we have reduced our balance sheet debt in excess of $5.1 million through debt settlement or write-off and through conversion of debt to equity. Approximately $4.7 million of the debt was reduced or written-off for total value of $300,793 ($106,753 in cash and 203,283 shares of common stock valued at $194,040). We believe that, until the debt can be compromised, we will be unable to operate in the normal course of business and our ability to attract capital will continue to be greatly impaired. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 to the accompanying financial statements for a summary of our progress toward the compromise of our debt.

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

Operations

Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate operating income and have become burdened with substantial debt. As of March 31, 2013, we have less than $200 in assets (zero in cash) and nearly $2.5 million in debt. As a result, we have been unable to attract necessary investment dollars to produce and market our product. In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us due to our poor financial condition, among other reasons. These factors raise substantial doubt about our ability to continue as a going concern unless we can substantially mitigate our debt and raise capital.

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

Marketing

Marketing functions, which are currently being performed by FITT, are being directed mainly to the retail market segment. But FITT also anticipates directing some future efforts to the use of electronic media such as the internet and social media.

Test Marketing

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

In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”). GRIPS is managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has long-term relationships with some major distributors that service those outlets. In April 2012, with the assistance of GRIPS, FITT received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to Core-Mark’s customer base. See the section below titled “Distribution” for more information.

In March 2013, FITT entered into a Brokerage Agreement with SummitHill Sales & Marketing, Inc. (“Summit”) under which Summit agreed to become FITT’s exclusive sales representative for customers in Southern California and Clark County Nevada. Summit, which was formed in 1999 by two individuals with long histories in food and beverage brokerage businesses, currently brokers products to well over 1,500 convenience and retail outlets.

Marketing Plan – Representation

In April 2010, we entered into an agreement with Sports 1 Marketing LLC, an entity whose principal owner is Warren Moon, NFL Hall of Fame quarterback. As part of the agreement, Mr. Moon agreed to endorse the FITT Energy Shot and has been featured in a number of the advertising campaigns for the product including several of our test-marketing email broadcasts. In March 2013, FITT entered into an agreement with Anna Rawson for product representation services including product endorsement. Ms. Rawson is a former member of the Ladies Professional Golf Association and is a well-known model and fitness expert with a large social media following. Relationships with high-profile personalities and athletes provide an opportunity to achieve much broader brand recognition.

Distribution

As noted above, in April 2012, with the assistance of GRIPS, FITT received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to Core-Mark’s customer base. Core-Mark is one of the largest broad-line, full-service marketers and distributors of packaged consumer products in North America. Founded in 1888, Core-Mark provides distribution and logistics services as well as marketing programs to over 29,000 retail locations across the United States and Canada through its 28 distribution centers. Core-Mark services traditional convenience retailers, grocers, mass merchandisers, drug, liquor and specialty stores, and other stores that carry consumer packaged goods. Core-Mark’s plan was to launch FITT’s products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, FITT began shipping the FITT Energy Shot, along with other products it has developed, to Core-Mark who then shipped the products to certain of its convenience store customers. FITT’s marketing program for sales into this market include in-store display racks and signage, and also include support by field sales reps and by various forms of media designed to drive the consumer to purchase the product at the retail outlets.

For purchases made through FITT’s website and other electronic media, product was initially shipped to customers by one of the nation’s leading fulfillment resources. FITT is in the process of reviewing its plans for sales to customers through electronic media, including its website, and what is the most efficient method to ship product to those customers.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

As discussed above, since August 12, 2010, FITT has been responsible for performing the majority of the operating functions for the Company. Accordingly, since that date, FITT has processed and recorded in its books all sales, costs and operating expenses connected with its performance of those services and the Company has earned a royalty of $0.05 for each bottle sold of the FITT Energy Shot.

Revenue – Royalties

Royalties earned during the first quarter of 2013 were $65. No royalties were earned during the same period of 2012.

Selling and Marketing Expenses

Selling and marketing expenses of $1,469 and $1,101 in the three months ended 2013 and 2012, respectively, include costs for press releases and other minor items.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal, accounting costs, insurance and investor relations costs. General and administrative expenses for the first quarter of 2013 were $214,531 compared to $229,429 for the comparable period in 2012. In 2013, our investor relations expenses were $25,000 ($5,000 in cash and $20,000 in notes payable) while the 2012 period included a stock-based investor relations expense of $4,769. Offsetting that increase, certain expenses in 2013 were lower than in 2012 including legal and accounting expenses ($25,000 lower) and consulting fees ($21,000 lower).

Interest Expense

Interest expense the three months ended March 31, 2013 was $30,541 compared to $11,608 for the same period in 2012. The 2013 amount included accretion of principal balance and amortization of beneficial conversion feature discount related to the convertible promissory notes totaling $25,969. The 2012 period included interest of $8,775 related to debt which has been settled or extinguished.

Gain on the Extinguishment of Debt and Creditor Obligations

During the first quarter of 2013, we entered into settlement agreements with various debt holders. We also determined that the statute of limitations for certain of our creditors to enforce collection of amounts they might be owed has elapsed. As a result, we reduced our balance sheet debt by $696,713 ($653,406 for settled liabilities and $43,307 for statute of limitations expiration) and recorded gains on extinguishment of debt totaling $579,120. For additional information, see Notes 3 and 11 to the accompanying financial statements.

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

At March 31, 2013, our principal sources of liquidity result from advances of funds from FITT, officers and shareholders.  Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until we achieve profitability, servicing and compromising debt, and making expenditures for general corporate purposes.

We are, and have been, actively seeking to raise additional capital with debt and equity financing through private contacts. However, it is Management’s belief that, because of the magnitude of our debt burden among other factors, we have been unable to attract sufficient investment dollars to operate in an efficient and effective manner. In addition, companies performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us. Therefore, as previously discussed in this report, we have entered into an Operating Agreement, effective August 12, 2010 with FITT. As of March 31, 2013, FITT has made net advances to us, from funds obtained from its investors, of $259,623 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs. FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business. FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

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

DEBT

Convertible Promissory Notes – Debt Acquisition

In 2010 we initiated a program to compromise our significant debt and during the first quarter of 2013, we entered into Debt Acquisition Agreements and used funds of $123,253 to settle debt of $653,406 and to repay other amounts due. The terms of the convertible promissory notes issued in accordance with these agreements are described in Note 7 to the accompanying financial statements. In addition, see Note 3 for a summary of the compromised debt.

EQUITY

Sales of Equity Securities

There were no sales of equity securities during the three-month periods ended March 31, 2013 and 2012.

At March 31, 2013, our cash and cash equivalents were zero, and we had negative working capital in excess of $2.3 million.  During the three months ended March 31, 2012, because of a lack of capital, we issued 20,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and legal fees.  The value of the services and shares issued was $24,369.

Due to our lack of capital, we are in default of our note agreements, are past due with many vendors, and have a levy on any bank accounts we might obtain under the FITT Highway Products corporate name.  If we do not raise additional capital, we may not be able to meet our financial obligations when they become due which can have a material adverse impact on our business.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	2013	2012	Change
Operating activities	$(20,718)	$(35,004)	$14,286
Investing activities	–	–	–
Financing activities	20,718	35,004	(14,286)
Total	$–	$–	$–

Operating Activities

Operating cash flows for the three months ended March 31, 2013 reflect our net income of $332,244 and a change in working capital items of $200,161, offset by a change in non-cash items (gain on extinguishment of debt and creditor obligations, depreciation, and amortization of debt discount) of $553,124. The change in working capital is primarily related to increases in accounts payable, accrued expenses / compensation and notes payable.  The increases in the working capital components are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2013 or 2012.

Financing Activities

There was $20,718 and $35,004 cash provided from related parties for the three months ended March 31, 2013 and 2012, respectively.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

On October 12, 2012, attorneys for our CEO and FITT filed a Motion for Summary Judgment, essentially requesting they be dismissed from the case. The judge heard the motion on January 17, 2013 and indicated he was likely to rule in favor of the motion which would have allowed for the collection from Oswald of legal fees and costs associated with the defense of our CEO and FITT. On January 30, 2013 we, along with our CEO and FITT, reached a settlement with Oswald whereby Oswald would drop litigation against all defendants and release them from any and all obligations, and the defendants agreed not to attempt to collect from Oswald legal fees and costs related to this matter. In connection with this settlement, during the first quarter of 2013 we recorded a gain on extinguishment of debt in the amount of $32,711.

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
Dated: May 20, 2013
By: /s/ Michael R. Dunn

Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

