Form 10-Q
period 2013-06-30
FITT HIGHWAY PRODUCTS, INC.
filed 2013-08-19
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 19, 2013, there were 3,785,949 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.

FORM 10-Q

JUNE 30, 2013

i

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$–	$–
Deferred financing costs	36,000	–
Total current assets	36,000	–
Property and equipment, net	154	208
Total assets	$36,154	$208

Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit
Current liabilities
Accounts payable	$481,747	$810,560
Accrued expenses	6,220	78,127
Accrued compensation	1,476,703	1,280,232
Notes payable	70,000	302,000
Advances from related parties	482,601	380,103
Total current liabilities	2,517,271	2,851,022
Notes payable – long-term	202,067	–
Total liabilities	2,719,338	2,851,022

Redeemable Series A convertible preferred stock, $0.001 par value, 6,300,000 authorized, 105,000 and issued and outstanding, and redemption value of $315,000 at June 30, 2013 and December 31, 2012, respectively	315,000	315,000

Shareholders’ deficit
Preferred stock, $0.001 par value: 13,700,000 and 20,000,000 shares authorized and no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 2,035,949 and 1,554,249 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,036	1,554
Additional paid-in capital	29,703,093	29,566,251
Accumulated deficit	(32,703,313)	(32,733,619)
Total shareholders’ deficit	(2,998,184)	(3,165,814)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$36,154	$208

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue – royalties	$252	$–	$317	$–

Operating expenses:
Selling and marketing	848	1,026	2,317	2,127
General and administrative	218,788	187,913	433,319	417,342
Total operating expenses	219,636	188,939	435,636	419,469
Operating loss	(219,384)	(188,939)	(435,319)	(419,469)

Other (income) expense:
Interest expense	83,029	5,608	113,570	17,216
Gain on extinguishment of debt and creditor obligations	(875)	(2,363,291)	(579,995)	(2,363,291)
Other expense, net	400	400	800	800
Income (loss) before income taxes	(301,938)	2,168,344	30,306	1,925,806
Income taxes	–	–	–	–
Net income (loss)	$(301,938)	$2,168,344	$30,306	$1,925,806

Income (loss) per common share - basic	$(0.17)	$1.41	$0.02	$1.27
Income (loss) per common share - diluted	$(0.17)	$1.37	$0.02	$1.25

Weighted average number of common shares used in basic calculations	1,759,795	1,533,919	1,674,765	1,511,918
Weighted average number of common shares used in diluted calculations	1,759,795	1,586,996	1,779,765	1,538,457

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$30,306	$1,925,806
Adjustments to reconcile net income to net cash used in operating activities:
Gain on extinguishment of debt and creditor obligations	(579,995)	(2,363,291)
Common stock issued for services rendered	9,000	24,369
Depreciation	54	488
Amortization of debt discount and beneficial conversion feature	102,050	–
Changes in operating assets and liabilities:
Deferred financing costs	(36,000)	–
Accounts payable	38,948	109,713
Accrued expenses	5,920	12,300
Accrued compensation	196,471	192,686
Notes payable	130,748	–
Net cash used in operating activities	(102,498)	(97,929)

Cash flows from financing activities:
Net advances from related parties	102,498	97,929
Proceeds from issuance of notes payable, net of fees	–	–
Net cash provided by financing activities	102,498	97,929

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,600	$4,916
Cash paid for income taxes	$–	–
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature in convertible promissory notes payable	$18,374	$–
Issuance of common stock in connection with debt settlement	$37,340	$128,000
Issuance of preferred stock to reduce advances to related parties	$–	$315,000

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Reverse Stock Split

On November 29, 2012, our Board executed a unanimous written consent authorizing and recommending that our stockholders approve a proposal to institute a one-for-sixty (1:60) reverse stock split. On the same day, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: perform a one-for-sixty (1:60) reverse stock split of our issued and outstanding shares of common stock and preferred stock while maintaining the number of authorized shares at 150,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock (the “Reverse Split”). On January 13, 2013 we filed with the Securities and Exchange Commission (“SEC”) a Schedule 14C Definitive Information Statement notifying our shareholders of the Reverse Split and on January 23, 2013 such notice was mailed to our shareholders. The reverse split became effective February 15, 2013. All references to shares and per share information in these financial statements have been restated to give effect to the Reverse Split.

Merger with FITT

In 2012, FITT proposed negotiating a business combination with us and, on November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard. On June 12, 2013, the Board, by unanimous written consent, recommended that our stockholders approve the Company entering into a Merger and Reorganization Agreement (the “Merger Agreement”) with FITT and on June 12, 2013, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: entry into the Merger Agreement with FITT whereby FITT will be merged into the Company, with the Company being the surviving entity (the “Merger”). The Merger Agreement, which was publicly announced on June 19, 2013, was entered into without having begun or completed an independent valuation of FITT. In order to enter into the Merger Agreement, FITT required that we mitigate our debt to their satisfaction which we have done. Since the beginning of our debt compromise program in early 2010, through the June 30, 2013 we have reduced our balance sheet debt nearly $5.2 million through debt settlement or write-off and through conversion of debt to equity. The Merger Agreement itself requires that FITT be valued at a number at least nine (9) times that of the Company. If the valuation is less than that, FITT has the right to terminate the Merger.

On June 27, 2013, FITT retained Aranca US Inc. to perform a business valuation for FITT. On June 27, 2013 we filed with the SEC a Schedule 14C Preliminary Information Statement, which was revised on July 13, 2013, to notify our shareholders of the Merger. If and when approved, we anticipate such notice will be mailed to our shareholders during August 2013 and that the Merger will become effective in September 2013, after the applicable waiting period. However, no assurances can be made that the time-frame indicated will be met or the merger will be completed based on the terms outlined.

Management’s Plan of Operations

Our revenues, and related cash flow, are presently limited to the receipt of royalties from FITT of $0.05 per bottle sold of the FITT Energy Shot. FITT is not obligated to pay us royalties for any additional products it has developed and funded. As such, we are currently dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot. If and when the Merger becomes effective, the Company’s balance sheet, operating results and cash flows will be combined with those of FITT.

We have not generated significant revenues for the three- and six-month periods ended June 30, 2013 and 2012, respectively. This was primarily due to a lack of operating capital and our Operating Agreement with FITT.  For the six months ended June 30, 2013 and 2012, we experienced net income of approximately $30,000 and $1,926,000, respectively, principally as a result of gains from our continuing debt compromise program. Excluding said non-cash gains, we continued to incur significant operating losses in the first six months of 2013 and 2012, and continue to have a significant working capital deficit. We intend to continue to attempt to compromise our remaining debt. These factors raise substantial doubt about our ability to continue as a going concern.

Management continues to seek capital through various sources. On June 10, 2013 we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”). Under the agreement, CIM will attempt to raise a maximum of $5.0 million for us on a best efforts basis. Subsequent to June 30, 2013, together with CIM, we completed a private placement memorandum for $1.0 million in bridge loan financing. Once the merger with FITT is finalized, CIM will turn its efforts to the $5.0 million offering. See Note 12 for additional information. In addition, on August 13, 2013, we entered into an agreement with a corporation to sell 1,250,000 shares of our common stock for $250,000. See Note 13.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in our Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows.  The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2012.

Net Income Loss per Share

Basic and diluted net income (loss) attributable to common stockholders per share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. At June 30, 2013 and 2012, we had outstanding warrants to purchase zero and 4,319 common shares, respectively. The exercise prices of all warrants were in excess of the average closing price of our common stock during the three- and six-month periods ended June 30, 2013 and 2012. At June 30, 2013 and 2012, we had 105,000 shares of redeemable preferred stock, which were issued in May 2012, convertible into an equal amount of our common shares. The weighted average number of shares of common stock of the convertible preferred stock were included in the calculation of diluted net income for the following periods – three months ended June 30, 2012 (53,077 shares), six months ended June 30, 2013 (105,000 shares), and six months ended June 30, 2012 (26,538 shares) – but excluded from the three months ended June 30, 2013 as the shares would be anti-dilutive due to the net loss in that period.

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

As stated in Note 1, we have significant debt that was incurred, for the most part, under previous management, and we are continuing with our program to compromise this debt in a substantial way. Our goal is to settle the debt at an overall rate of no more than $0.10 per one dollar of debt. During the six months ended June 30, 2013, we finalized settlement agreements with certain of our creditors. In addition, we determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now, or will soon elapse. We have written off those accounts for which the statute of limitations has expired. The Company reviewed any claims or liens on these accounts before mitigation. Based on our negotiations and determinations, we have during the six months ended June 30, 2013, or may in the near future, reduce our balance sheet debt as shown below (exclusive of conversion of convertible notes discussed in Note 7):

	June 30, 2013	Future Periods
Accounts payable	$317,761	$6,809
Accrued expenses	77,827	–
Notes payable	302,000	–
	$697,588	$6,809

Debt reductions shown above include $653,406 in settled obligations and $44,182 due to the expiration of statute of limitations on creditor obligations. Amounts expected to be compromised in future periods identified above are dependent on the ability of creditors to enforce collection after certain statute of limitations expire. Management cannot make any assurances that such conditions will be met. As of June 30, 2013, under the condition that the statute of limitations continues to pass on certain creditor balances, we anticipate the future period write-offs of $6,809 will be made during the three months ended September 30, 2013.

Our remaining debt totals approximately $2.7 million as of June 30, 2013. Of this, $1,328,958 is owed to our officer and employee for accrued and unpaid salaries and advances (inclusive of accrued payroll taxes), $282,755 is owed for delinquent payroll taxes, and $224,168 is owed to our legal counsel.

4.	Accounts Payable

During the six months ended June 30, 2013, we wrote-off $44,182 in accounts payable as a result of the expiration of the statute of limitation for creditors to enforce collection of their debt. In addition, we finalized and funded agreements to settle certain accounts payable obligations totaling $273,579 for consideration totaling $47,393 ($41,053 in cash and 31,700 shares of common stock valued at $6,340). We also expect to write-off an additional $6,809 in accounts payable in future periods due to the expiration of the statute of limitations to enforce collection. Such write-offs are dependent upon the absence of additional claims on aged balances expected to be written off.

Accounts payable at June 30, 2013 consists of the following:

Owed to ongoing vendors	$321,580
Owed from prior settlements	100,000
Owed – attempting to settle	53,358
To be written-off in future periods due to statute of limitations to expire (Note 3)	6,809
$481,747

Amounts owed to ongoing vendors are mainly the result of obligations for legal, accounting and outside director fees which are necessary to maintain our status as a fully reporting public company.

5.	Accrued Expenses

Accrued expenses consist of the following at:

	June 30, 2013	December 31, 2012
Accrued interest – convertible promissory notes	$5,920	$–
Accrued interest – note payable to Distributor	–	40,327
Other	300	37,800
	$6,220	$78,127

During the six months ended June 30, 2013, we finalized and funded a settlement agreement for our Note Payable – Distributor settlement (to which the $40,327 accrued interest relates) and for our Note Payable – Trademark settlement (to which $37,500 of other accrued expenses relates). See Note 7 for additional information.

6.	Accrued Compensation

Accrued compensation consists of the following at:

	June 30, 2013	December 31, 2012
Accrued officers compensation	$790,851	$669,117
Other accrued compensation	262,383	210,230
Accrued payroll taxes – delinquent	282,755	277,800
Accrued payroll taxes on accrued payroll (not yet due)	140,714	123,085
	$1,476,703	$1,280,232

Due to a continuing lack of capital, we have been unable to pay the majority of the compensation owed to our officers and employees. In addition, in 2007 and 2008, our prior management did not pay certain federal and state payroll tax obligations and they became delinquent. The delinquent tax amounts shown above consist of:

	June 30, 2013	December 31, 2012
Federal – trust fund portion	$107,334	$107,334
Federal – interest and penalties	79,364	75,809
State – trust fund portion	64,913	64,913
State – interest and penalties	31,144	29,744
	$282,755	$277,800

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

7.	Notes Payable

Notes payable consists of the following at:

	June 30, 2013	December 31, 2012
Convertible promissory notes – debt acquisition
Notes payable – at maturity date	$269,002	$–
Debt discount – remaining on-issuance discount	(62,878)	–
Debt discount – beneficial conversion feature (“BCF”)	(4,057)	–
Convertible promissory notes – Integrity	20,000	–
Convertible promissory note – Legal Counsel	50,000	–
Note payable – distributor settlement	–	202,000
Note payable – trademark settlement	–	100,000
Subtotal	272,067	302,000
Less current portion	(70,000)	(302,000)
Long-term portion	$202,067	$–

Convertible Promissory Notes – Debt Acquisition

In 2010 we initiated a program to compromise our debt. In furtherance of this program, during the first quarter of 2013 we entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). The Debt Funders agreed to fund a total of $150,000 to an escrow account, which amount was to be used to compromise our debt, either through our direct settlement with particular creditors or through the Debt Funders’ acquisition of certain debt for a compromised amount. In the cases where the Debt Funders acquired debt from creditors, the Debt Funders agreed to provide us with a release from the debt they acquired. Any funds not used to compromise our debt are to be returned to the Debt Funders. During the six months ended June 30, 2013, funds totaling $147,001 had been used to compromise debt and, in connection with the Debt Agreements, we issued convertible promissory notes to the Debt Funders totaling that amount.

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

If any portion of the notes is not converted into our common shares eight (8) months from the issuance date of each note, the non-converted portion of the notes will be automatically converted as described above. The notes have been classified as long-term debt in the accompanying balance sheet at June 30, 2013 since the method of repayment is conversion into common stock.

During the first six months of 2013 the Debt Funders converted a total of $25,000 of the amount of their notes payable at maturity ($12,500 in original funding) into 100,000 shares of our common stock at the minimum conversion rate of $0.25 per share, leaving an original principal balance of $134,501 ($269,002 payable at maturity). As of June 30, 2013, funds totaling $2,999 were still in escrow and had not yet been used.

The additional principal of $134,501 is being accreted on a straight-line basis over the eight month terms of the notes. During the three and six months ended June 30, 2013, $63,817 and $84,123, respectively, was charged to interest expense in connection with this accretion.

Additionally, we determined that the notes contain a BCF since the effective conversion price, after giving consideration to the repayment terms of two times principal, was less than the market value of our common stock on the measurement dates. The BCF totaling $21,984 was accounted for as debt discount and is being amortized on a straight-line basis over the eight month terms of the notes. During the three and six months ended June 30, 2013, $12,263 and $17,927, respectively, was charged to interest expense in connection with the amortization of the BCF with $4,057 remaining to be amortized.

Convertible Promissory Notes – Integrity

During the first quarter of 2013, we became obligated to issue convertible promissory notes totaling $10,000 to Integrity Media under a Service Agreement. See Note 12 for a description of the terms of the agreement.

Convertible Promissory Notes – Legal Counsel

On June 14, 2013 our Board of Directors approved the issuance of a $100,000 convertible unsecured note to our legal counsel, Horwitz, Cron & Amrstrong, LLP (“HCA”) in exchange for an accounts payable owed to them in the same amount for legal services they previously performed. The note, which bears no interest unless an event of default occurs, has a term of one year from its effective date of January 15, 2013. Under the terms of the note, at any time prior to the due date of the note, HCA may convert all or a portion of the note at a fixed conversion price of $0.50 per share. If the price of our common stock is over $2.00 per share for five consecutive trading days during the term of the note, the remaining outstanding balance shall be automatically converted into our common shares at $0.50 per share. On June 18, 2013, HCA converted $50,000 of the note into 100,000 shares of our common stock. Subsequent to June 30, 2013, HCA converted the remaining note balance of $50,000 into 100,000 shares of our common stock.

Note Payable – Distributor Settlement

This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which we agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010. Interest was to accrue at 5% per annum beginning in August 2008. We had made payments totaling $50,000. During the first quarter of 2013, we settled the debt and related accrued interest (see Note 5) for $20,200 resulting in a gain on extinguishment of approximately $222,000. At December 31, 2012, the outstanding balance of $202,000 was classified as a current liability in the accompanying balance sheet.

Note Payable – Trademark Settlement

This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy. The settlement amount totaled $125,000 with no provision for interest and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid. Only the initial payment of $25,000 was made. During the first quarter of 2013, we were able to negotiate and fund a settlement of this debt for a total value of $50,000 ($25,000 cash and 100,000 shares of our common stock valued at $0.25 per share). The shares were fully vested on March 5, 2013, the date of issuance. During the six months ended June 30, 2013, we extinguished this debt along with the related accrued expense described in Note 5, and recorded an overall gain on extinguishment of $87,500. As of December 31, 2012, the outstanding balance of $100,000 was classified as a current liability in the accompanying balance sheet.

8.	Related Parties

As previously discussed, we have limited capital resources and liquidity.  As a result, during the periods covered by this report, related parties advance funds to us in order for us to pay certain obligations. Advances from related parties consist of the following at:

	June 30, 2013	December 31, 2012
Advances from CEO	$135,010	$117,403
Advances from FITT	332,591	247,700
Advances from Shareholder	15,000	15,000
	$482,601	$380,103

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

Activity in advances from related parties during the six months ended June 30, 2013 and the twelve months ended December 31, 2012 consists of the following:

	Six Months Ended 2013	Twelve Months Ended 2012
Balance beginning of period	$380,103	$480,238
Increases:
Net advances	102,498	184,865
Cancellation of Notes Payable – Bridge Loans	–	50,000
Decreases:
Funds repaid by FITT	–	(315,000)
Write-off advances from former officer	–	(20,000)
	$482,601	$380,103

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

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001. At December 31, 2011 we had not issued any preferred stock. On May 15, 2012, our Board of Directors agreed to issue 105,000 shares of our preferred stock, designated as Series A, to FITT as a reduction of $315,000 in debt we owed them. We valued the Series A preferred stock at $3.00 per share, which represented a slight premium over the then 30-day volume weighted average price (“VWAP”) for our common shares of $2.70 per share, due to the rights attached to the preferred shares.

The Series A preferred stock has been designated with the following rights:

—	Voting rights – each share has ten votes.
—	Conversion – each share is convertible, at the option of the holder, into our common shares on a one for on (1 for 1) basis.
—	Redemption – each share is redeemable ten years from the date of issuance, or sooner at the option of the holder, at the rate of $3.00 per share.
—	Liquidation – upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each share shall be preferred in order of payment to the holders of the Company’s common stock at a rate of $3.00 per Series A share.
—	Dividend rights – none.

Since the preferred stock is contingently redeemable by FITT, it has been classified as temporary equity in the accompanying balance sheet as of June 30, 2013 and December 31, 2012.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. Following is the activity for our shares of common stock during the six months ended June 30, 2013:

	Shares
Shares outstanding December 31, 2012	1,554,249
Issuances for settlement of debt:
Accounts payable	31,700	See Note 4
Notes payable	100,000	See Note 7
Issuances for services:
Financial advisory and investment banking	100,000	See Note 12
Investor relations	50,000	See Note 12
Conversion of convertible notes payable	200,000	See Note 7
Shares outstanding June 30, 2013	2,035,949

General and administrative expenses include $9,000 for the three and six months ended June 30, 2013 in connection with the issuance of shares for services shown in the table above. During the six months ended June 30, 2012, we recorded general and administrative expense for shares issued for investor relations and litigation support services.

11.       Gain on Extinguishment of Debt and Creditor Obligations

The following is a summary of the components of the gain on extinguishment of debt and creditor obligations for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Settlement agreement – Notes Payable – Distributor Settlement (Note 7)	$–	$222,127
Settlement agreement – Notes Payable – Trademark Settlement (Note 7)	–	87,500
Settlement agreements – Accounts Payable creditors (Note 4)	–	226,186
Write-off Accounts Payable for expiration of statute of limitations (Note 4)	875	44,182
	$875	$579,995

12.	Agreements

Integrity Media Agreement

On January 28, 2013, we entered into an agreement with Integrity Media (“Integrity”) to provide investor relations services. Under the agreement, which has a term of twelve (12) months, we agreed to make monthly payments to Integrity of $2,500 cash and a convertible promissory note of $10,000 (total monthly value of $12,500) during the agreement’s first three (3) months. During the final nine (9) months of the agreement, we agreed to pay Integrity a monthly amount of $5,000 cash and $10,000 in a convertible promissory note (total monthly value of $15,000). The convertible promissory notes, which contain no provision for interest, are convertible into our free-trading common shares based on a 20-day volume weighted average price with floor and ceiling conversion prices equal to a $10 million company market valuation and a $36 million company market valuation, respectively. Each note is convertible six months from the date of the note. The agreement is cancelable by either party on 30 days’ written notice. On March 28, 2013, we informed Integrity that we have taken a sabbatical with regard to the agreement and will not accrue any additional fees.

During the six months ended June 30, 2013, we recorded a general and administrative expense totaling $25,000 in connection with this agreement ($5,000 in cash and $20,000 in a convertible promissory note).

CIM Securities, LLC

On June 10, 2013, we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”) under which CIM agreed to act as lead investment banker, financial advisor, and lead placement agent for up to $5.0 million in a Reg. D offering on a best effort basis. The agreement which contemplates the merger with FITT discussed in Note 1, has a term of six months. FITT is also a party to the agreement. Subsequent to June 30, 2013, together with CIM, we completed a private placement memorandum for $1.0 million in bridge loan financing. Once the merger with FITT is finalized, CIM will turn its efforts to the $5.0 million offering.

As compensation for the CIM services, the Company agreed to pay CIM an initial fee of $40,000 and 100,000 restricted shares of the Company’s restricted common stock which CIM agreed to purchase for $200.00. The $40,000 fee is payable as follows: $10,000 upon execution of the agreement, $10,000 upon completion of CIM’s due diligence, $10,000 for the introduction to an investor relations firm retained by us, and $10,000 payable from the proceeds of any funding resulting from CIM’s efforts. The shares were issued to CIM and a designee on June 27, 2013 and were fully vested on issuance. We have accounted for the fees and stock issuance as deferred financing costs which will be amortized in future periods over the term of any financing obtained.

For capital raised through the efforts of CIM, the Company agreed to pay CIM the following cash fees:

•	Placement fee equal to ten percent (10.0%) of the aggregate gross cash proceeds received by the Company from contacts identified by CIM
•	Placement fee equal to five percent (5.0%) of the aggregate gross cash proceeds received by the Company from contacts identified by the Company
•	Non-accountable expense allowance, due diligence and marketing fee equal to three percent (3.0%) of the aggregate gross cash proceeds received by the Company

The Company also agreed to issue a placement agent warrant to CIM equal valued at ten percent (10.0%) of the gross proceeds of the Reg. D offering. The warrant will contain a “cashless” exercise provision and be exercisable over a five-year period at a price equal to the effective price of the Reg. D offering. The warrants will contain full piggyback registration rights on any future Registration Statement.

Acorn Management Partners

On June 20, 2013, we entered into an Investor Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”) to provide us with various investor and public relations services. The term of the agreement is one year, but we may terminate the agreement effective at the end of the first three month period, or any monthly period thereafter, by giving, within the applicable period, no less than seven calendar days’ notice to the end of the period. We agreed to pay Acorn, during the first three-month period of the agreement, cash of totaling $30,000 (payable on a schedule as outlined in the agreement) along with 50,000 shares of our common stock. The shares were issued June 20, 2013 and were vested on issuance.

During the three and six months ended June 30, 2013, we recorded a general and administrative expense totaling $33,000 in connection with this agreement consisting of $30,000 in cash obligations and $3,000 in common stock. The common stock was valued based on the market price of the shares on the date of issuance.

13.	Subsequent Events

On August 13, 2013 we entered into an agreement with a corporation to sell 1,250,000 shares of our common stock for $250,000 ($0.20 per share).

Concurrent with the stock sale, we entered into an agreement with a second corporation (the “Distributor”) under which the Distributor would have an exclusive right to develop a market in Asia for us. The Distributor has extensive contacts and business relationships in Asia and in Asian communities in the U.S. The initial exclusive right shall be for a six-month period with the understanding that, if results are acceptable to both parties, they will utilize their best efforts to negotiate and execute an additional definitive agreement at the end of this initial six months. As consideration for the Distributor providing services to establish an Asian market for us, we issued 450,000 of our common stock to them which were fully vested on August 13, 2013, the date of issuance, and which will be released to Distributor on an agreed-upon schedule. We expect to record a stock-based marketing expense in 2013 based on the value of the shares issued.

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

Our cash flow is presently limited to receipt of advances and royalty revenue from FITT. As such, we are currently dependent upon the success of FITT’s operating capabilities with respect to the FITT Energy Shot. FITT’s requirement to pay royalties of $0.05 per bottle sold of the FITT Energy Shot is first subject to an IRS Notice of Levy in the amount of $152,974. The Notice of Levy attached all royalty payments payable to us by FITT over and above $83,166, which was the amount owed by us to FITT as of October 15, 2010. Note that FITT is not obligated to pay us royalties for any additional products it has developed and funded. As for advances, FITT has made advances to us, net of repayments, using funds it obtained from its own investors, of $332,591 as of June 30, 2013 to pay our basic operating expenses such as rent, insurance, legal, accounting, public filing and investor relations costs. FITT was not required to make these advances, but elected to do so as we try to mitigate our debt and restructure our business. FITT is not obligated to make any additional advances and there can be no assurance that FITT will advance us additional funds beyond what has already been advanced.

As discussed in Note 1 to the accompanying financial statements, on June 12, 2013 we entered into a Merger Agreement with FITT. The completion of the merger is subject to a minimum valuation of FITT and FITT has retained Arcana US Inc. to perform the valuation. If the terms of the merger are met, we expect it will be completed in September 2013 after giving our shareholders appropriate notification and filing required reports with the SEC. Once completed, our operations will be combined with those of FITT.

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

Operations

Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate operating income and have become burdened with substantial debt. As of June 30, 2013, we have less than $200 in assets (zero in cash) and in excess of $2.7 million in debt. Included in the debt amount is $1,328,958 is owed to our officer and employee for accrued and unpaid salaries and advances (inclusive of accrued payroll taxes, $282,755 is owed for delinquent payroll taxes, and $224,168 is owed to our legal counsel.

Due to a number of factors, including our substantial debt, we have been unable to attract necessary investment dollars to produce and market our product. In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us due to our poor financial condition, among other reasons. These factors raise substantial doubt about our ability to continue as a going concern unless we can substantially mitigate our debt and raise capital.

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

Management believes the merger with FITT discussed elsewhere in this report will be finalized on or about August 31, 2013. If so, our operations will be combined with FITT.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

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

Revenue – Royalties

Royalties earned during the second quarter of 2013 were $252. No royalties were earned during the same period of 2012.

Selling and Marketing Expenses

Selling and marketing expenses of $848 and $1,026 in the three months ended 2013 and 2012, respectively, include costs for press releases and other minor items.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal, accounting costs, insurance and investor relations costs. General and administrative expenses for the second quarter of 2013 were $218,788 compared to $187,913 for the comparable period in 2012. In 2013, our investor relations expenses were $33,000 ($30,000 in cash and $3,000 in common stock) while the 2012 period had no investor relations expense.

Interest Expense

Interest expense the six months ended June 30, 2013 was $83,029 compared to $5,608 for the same period in 2012. The 2013 amount included accretion of principal balance and amortization of beneficial conversion feature discount related to the convertible promissory notes totaling $76,080. The 2012 period included interest of $3,525 related to debt which has been settled or extinguished.

Gain on the Extinguishment of Debt and Creditor Obligations

During the second quarter of 2013, we determined that the statute of limitations for certain of our creditors to enforce collection of $875 they might be owed has elapsed. As a result, we recorded a gain on extinguishment of debt totaling $875.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Revenue – Royalties

Royalties earned during the first half of 2013 were $317. No royalties were earned during the same period of 2012.

Selling and Marketing Expenses

Selling and marketing expenses of $2,317 and $2,127 in the six months ended 2013 and 2012, respectively, include costs for press releases and other minor items.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal, accounting costs, insurance and investor relations costs. General and administrative expenses for the first half of 2013 were $433,319 compared to $417,342 for the comparable period in 2012. In 2013, our investor relations expenses were $58,000 ($35,000 in cash, $20,000 in notes payable and $3,000 in common stock) while the 2012 period included a stock-based investor relations expense of $4,769. In addition, expenses that were higher in 2013 than 2012 include accrued wages and benefits ($13,000) and stock transfer and filing fees ($7,000). Offsetting these increases were expenses that were lower in 2013 than in 2012 including consulting ($20,000) and legal ($39,000).

Interest Expense

Interest expense the six months ended June 30, 2013 was $113,570 compared to $17,216 for the same period in 2012. The 2013 amount included accretion of principal balance and amortization of beneficial conversion feature discount related to the convertible promissory notes totaling $102,050. The 2012 period included interest of $12,300 related to debt which has been settled or extinguished.

Gain on the Extinguishment of Debt and Creditor Obligations

During the first half of 2013, we entered into settlement agreements with various debt holders. We also determined that the statute of limitations for certain of our creditors to enforce collection of amounts they might be owed has elapsed. As a result, we reduced our balance sheet debt by $697,588 and recorded gains on extinguishment of debt totaling $579,995. For additional information, see Notes 3 and 11 to the accompanying financial statements.

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

Management continues to seek capital through various sources. On June 10, 2013 we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”). Under the agreement, CIM will attempt to raise a maximum of $5.0 million for us on a best efforts basis. The Banking Agreement contemplates the merger with FITT discussed in Note 1 to the accompanying financial statements. Subsequent to June 30, 2013, together with CIM, we completed a private placement memorandum for $1.0 million in bridge loan financing. Once the merger with FITT is finalized, CIM will turn its efforts to the $5.0 million offering. For further information, see Note 12 to the accompanying financial statements.

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

DEBT

Convertible Promissory Notes – Debt Acquisition

In 2010 we initiated a program to compromise our significant debt and during the first half of 2013, we entered into Debt Acquisition Agreements and used funds of $147,001 to settle debt of $653,406 and to repay other amounts due. The terms of the convertible promissory notes issued in accordance with these agreements are described in Note 7 to the accompanying financial statements. In addition, see Note 3 for a summary of the compromised debt.

During the six months ended June 30, 2013, the holders of the convertible promissory notes converted a total of $25,000 of the amount of their notes payable at maturity ($12,500 in original funding) into 100,000 shares of our common stock at the minimum conversion rate of $0.25 per share.

EQUITY

Sales of Equity Securities

There were no sales of equity securities during the six-month periods ended June 30, 2013 and 2012. Due to a lack of capital, in the six months ended June 30, 2013 we issued 150,000 shares of common stock for services (value of $9,000). In the comparable 2012 period, we issued 20,000 shares of common stock in payment for services related to investor relations, marketing, strategic alliance coordination, and legal fees (value of $24,369).

Subsequent to June 30, 2013, we sold 1,250,000 shares of our common stock to a corporation for $250,000. Also subsequent to June 30, 2013, we issued 450,000 shares of our common stock to another corporation for services. See Note 13 to the accompanying financial statements.

At June 30, 2013, our cash and cash equivalents were zero, and we had negative working capital in excess of $2.5 million.

The following table sets forth our cash flows for the six months ended June 30:

	2013	2012	Change
Operating activities	$(102,498)	$(97,929)	$(4,569)
Investing activities	–	–	–
Financing activities	102,498	97,929	4,569
Total	$–	$–	$–

Operating Activities

Operating cash flows for the six months ended June 30, 2013 reflect our net income of $30,306 and a change in working capital items of $336,087, offset by a change in non-cash items (gain on extinguishment of debt and creditor obligations, common stock issued for services, depreciation, accretion of debt and amortization of debt discount) of $468,891. The change in working capital is primarily related to increases in accounts payable, accrued expenses / compensation and notes payable.  The increases in the working capital components are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2013 or 2012.

Financing Activities

There was $102,498 and $97,929 cash provided from related parties for the six months ended June 30, 2013 and 2012, respectively.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

There have been no events which are required to be reported under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

FITT HIGHWAY PRODUCTS, INC. (Registrant)

Dated: August 19, 2013
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

