Form 10-Q
period 2013-09-30
FITT HIGHWAY PRODUCTS, INC.
filed 2013-11-18
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 18, 2013, there were 37,155,372 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.

FORM 10-Q

SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$–	$–
Prepaid expenses	99,318	–
Deferred financing costs	46,000	–
Total current assets	145,318	–
Property and equipment, net	127	208
Total assets	$145,445	$208

Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit
Current liabilities
Accounts payable	$473,404	$810,560
Accrued expenses	9,287	78,127
Accrued compensation	1,572,364	1,280,232
Notes payable	20,000	302,000
Advances from related parties	328,527	380,103
Total current liabilities	2,403,582	2,851,022
Notes payable – long-term	195,132	–
Total liabilities	2,598,714	2,851,022

Redeemable Series A convertible preferred stock, $0.001 par value, 6,300,000 authorized, 105,000 and issued and outstanding, and redemption value of $315,000 at September 30, 2013 and December 31, 2012, respectively	315,000	315,000

Shareholders’ deficit
Preferred stock, $0.001 par value: 13,700,000 shares authorized and no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 4,035,372 and 1,554,249 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4,035	1,554
Additional paid-in capital	30,292,257	29,566,251
Accumulated deficit	(33,064,561)	(32,733,619)
Total shareholders’ deficit	(2,768,269)	(3,165,814)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$145,445	$208

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue – royalties	$66	$454	$383	$454

Operating expenses:
Selling and marketing	41,606	376	43,923	2,503
General and administrative	190,270	164,785	623,589	582,126
Total operating expenses	231,876	165,161	667,512	584,629
Operating loss	(231,810)	(164,707)	(667,129)	(584,175)

Other (income) expense:
Interest expense	144,347	2,306	257,917	19,522
Gain on extinguishment of debt and creditor obligations	(15,309)	–	(595,304)	(2,363,291)
Other expense, net	400	400	1,200	1,200
Income (loss) before income taxes	(361,248)	(167,413)	(330,942)	1,758,394
Income taxes	–	–	–	–
Net income (loss)	$(361,248)	$(167,413)	$(330,942)	$1,758,394

Income (loss) per common share - basic	$(0.11)	$(0.11)	$(0.15)	$1.15
Income (loss) per common share - diluted	$(0.11)	$(0.11)	$(0.15)	$1.11

Weighted average number of common shares used in basic calculations	3,171,553	1,554,249	2,179,177	1,526,132
Weighted average number of common shares used in diluted calculations	3,171,553	1,554,249	2,179,177	1,579,015

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(330,942)	$1,758,394
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment of debt and creditor obligations	(595,304)	(2,363,291)
Common stock issued for services rendered	43,182	24,369
Depreciation	81	515
Amortization of debt discount and beneficial conversion feature	241,030	–
Changes in operating assets and liabilities:
Accounts payable	79,119	151,324
Accrued expenses	8,977	13,006
Accrued compensation	292,132	280,396
Net cash used in operating activities	(261,725)	(135,287)

Cash flows from financing activities:
Deferred financing costs	(40,000)	–
Net advances (repayments) from related parties	(51,576)	135,287
Proceeds from sale of common stock	250,000	–
Proceeds from issuance of convertible notes payable	148,501	–
Payments on notes payable	(45,200)	–
Net cash provided by financing activities	261,725	135,287

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,900	$6,516
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature in convertible promissory notes payable	$94,399	$–
Notes payable and advances extinguished through cancellation or statute expiration	$–	$220,000
Issuance of common stock in connection with debt settlement	$37,340	$128,000
Issuance of preferred stock to reduce advances to related parties	$–	$315,000
Conversion of convertible notes payable	$200,000	$–

See accompanying Notes to Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Reverse Stock Split

On November 29, 2012, our Board executed a unanimous written consent authorizing and recommending that our stockholders approve a proposal to institute a one-for-sixty (1:60) reverse stock split. On the same day, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the Board’s recommendation. On January 13, 2013 we filed with the Securities and Exchange Commission (“SEC”) a Definitive Information Statement on Schedule 14C notifying our shareholders of the Reverse Split and on January 23, 2013 such notice was mailed to our shareholders. The reverse split became effective February 15, 2013. All references to shares and per share information in these financial statements have been restated to give effect to the Reverse Split.

Merger with FITT

In 2012, FITT proposed negotiating a business combination with us and, on November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard. On June 12, 2013, the Board, by unanimous written consent, recommended that our stockholders approve the Company entering into a Merger and Reorganization Agreement (the “Merger Agreement”) with FITT and on June 12, 2013, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: entry into the Merger Agreement with FITT whereby FITT will be merged into the Company, with the Company being the surviving entity (the “Merger”). The Merger Agreement, which was entered into on June 18, 2013, required that FITT obtain an independent valuation which would serve as the basis for a share exchange once all necessary approvals were obtained. A Definitive Information Statement on Schedule 14C (“DEF 14C”) was mailed to our shareholders on October 8, 2013 and the Merger became effective on October 29, 2013. On October 29, 2013, we issued 33,000,000 shares of our common stock to the shareholders of FITT in the manner set out in the Merger Agreement. As such, the FITT shareholders own approximately 89% of our Company.

For accounting purposes, this merger is being treated as a reverse-acquisition since control of our Company passed to the FITT shareholders. As a result of this accounting treatment, subsequent to October 29, 2013, the effective date of the reverse-acquisition, the historical financial statements of the accounting acquirer (FITT) will be presented for all periods prior to the acquisition, along with the consolidated financial statements of both entities for all periods after the reverse acquisition date. The assets and liabilities of our Company will be recorded at fair value on the acquisition date and included in the financial information post-merger. The following is pro-forma revenue and earnings information assuming both our Company and FITT had been combined as of January 1, 2012. Amounts have been rounded to the nearest thousand and are unaudited:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2013	2012	2013	2012

Sales, net	$4,100	$18,400	$11,300	$31,100

Income (loss) before income taxes	$(518,300)	$(318,600)	$(1,122,000)	$1,379,300

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

We have not generated significant revenues for the three- and nine-month periods ended September 30, 2013 and 2012, respectively. This was primarily due to a lack of operating capital and our Operating Agreement with FITT.  Our operating results for the nine month periods ended September 30, 2013 and 2012 included significant gains from our continuing debt compromise program. Excluding these non-cash gains, we continued to incur sizeable operating losses in those periods and to have a significant working capital deficit. We intend to continue to attempt to compromise our remaining debt. These factors raise substantial doubt about our ability to continue as a going concern.

Management continues to seek capital through various sources. On June 10, 2013 we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”). Under the agreement, CIM will attempt to raise a maximum of $5.0 million for us on a best efforts basis. In July 2013, together with CIM, we produced a private placement memorandum for $1.0 million in bridge loan financing. Once the bridge loan financing is arranged, CIM will turn its efforts to the $5.0 million offering. See Note 12 for additional information. In addition, on August 13, 2013, we entered into an agreement with a corporation to sell 1,250,000 shares of our common stock for $250,000.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in our Form 10-K have been omitted.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows.  The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2012.

Net Income Loss per Share

Basic and diluted net income (loss) attributable to common stockholders per share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. At September 30, 2013 and 2012, we had outstanding warrants to purchase zero and 4,319 common shares, respectively. The exercise prices of all warrants were in excess of the average closing price of our common stock during the three- and nine-month periods ended September 30, 2013 and 2012. At September 30, 2013 and 2012, we had 105,000 shares of redeemable preferred stock, which were issued in May 2012, convertible into an equal amount of our common shares. The weighted average number of shares of common stock of the convertible preferred stock were included in the calculation of diluted net income for the nine months ended September 30, 2012 (52,883 shares), but excluded from the other periods presented as the shares would be anti-dilutive due to the net losses in those period.

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

As stated in Note 1, we have significant debt that was incurred, for the most part, under previous management, and we are continuing with our program to compromise this debt in a substantial way. During the nine months ended September 30, 2013, we finalized settlement agreements with certain of our creditors. In addition, we determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now, or will soon elapse. We have written off those accounts for which the statute of limitations has expired. The Company reviewed any claims or liens on these accounts before mitigation. Based on our negotiations and determinations, we have during the nine months ended September 30, 2013 reduced our balance sheet debt as shown below (exclusive of conversion of convertible notes discussed in Note 7):

September 30, 2013
Accounts payable	$338,818
Accrued expenses	77,827
Notes payable	302,000
$718,645

Debt reductions shown above include $667,654 in settled obligations and $50,991 due to the expiration of statute of limitations on creditor obligations. Our remaining debt totals approximately $2.6 million as of September 30, 2013. Of this, $1,431,112 is owed to our officer and employee for accrued and unpaid salaries and advances (inclusive of accrued payroll taxes), $285,055 is owed for delinquent payroll taxes, and $193,190 is owed to our legal counsel.

4.	Accounts Payable

During the nine months ended September 30, 2013, we wrote-off $50,991 in accounts payable as a result of the expiration of the statute of limitation for creditors to enforce collection of their debt. In addition, we finalized and funded agreements to settle certain accounts payable obligations totaling $287,828 for consideration totaling $53,141 ($42,553 in cash and 35,300 shares of common stock valued at $10,588).

Accounts payable at September 30, 2013 consists of the following:

Owed to ongoing vendors	$304,294
Owed from prior settlements	100,000
Owed – attempting to settle	69,109
$473,403

Amounts owed to ongoing vendors are mainly the result of obligations for legal, accounting and outside director fees which are necessary to maintain our status as a fully reporting public company.

5.	Accrued Expenses

Accrued expenses consist of the following at:

	September 30, 2013	December 31, 2012
Accrued interest – convertible promissory notes	$8,986	$–
Accrued interest – note payable to Distributor	–	40,327
Other	301	37,800
	$9,287	$78,127

During the nine months ended September 30, 2013, we finalized and funded settlement agreements for our Note Payable – Distributor Settlement (to which the $40,327 accrued interest relates) and for our Note Payable – Trademark Settlement (to which $37,500 of other accrued expenses relates). See Note 7 for additional information.

6.	Accrued Compensation

Accrued compensation consists of the following at:

	September 30, 2013	December 31, 2012
Accrued officers compensation	$851,597	$669,117
Other accrued compensation	286,463	210,230
Accrued payroll taxes – delinquent	285,055	277,800
Accrued payroll taxes on accrued payroll (not yet due)	149,249	123,085
	$1,572,364	$1,280,232

Due to a continuing lack of capital, we have been unable to pay the majority of the compensation owed to our officer and employee. In addition, in 2007 and 2008, our prior management did not pay certain federal and state payroll tax obligations and they became delinquent. The delinquent tax amounts shown above consist of:

	September 30, 2013	December 31, 2012
Federal – trust fund portion	$107,334	$107,334
Federal – interest and penalties	80,964	75,809
State – trust fund portion	64,913	64,913
State – interest and penalties	31,844	29,744
	$285,055	$277,800

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

7.	Notes Payable

Notes payable consists of the following at:

	September 30, 2013	December 31, 2012
Convertible promissory notes – debt acquisition
Notes payable – at maturity date	$197,002	$–
Debt discount – remaining on-issuance discount	(1,870)	–
Debt discount – beneficial conversion feature (“BCF”)	–	–
Convertible promissory notes – Integrity	20,000	–
Convertible promissory note – Legal Counsel	–	–
Note payable – distributor settlement	–	202,000
Note payable – trademark settlement	–	100,000
Subtotal	215,132	302,000
Less current portion	(20,000)	(302,000)
Long-term portion	$195,132	$–

Convertible Promissory Notes – Debt Acquisition

In 2010 we initiated a program to compromise our debt. In furtherance of this program, during the first quarter of 2013 we entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). The Debt Funders agreed to fund a total of $150,000 to an escrow account, which amount was to be used to compromise our debt, either through our direct settlement with particular creditors or through the Debt Funders’ acquisition of certain debt for a compromised amount. In the cases where the Debt Funders acquired debt from creditors, the Debt Funders agreed to provide us with a release from the debt they acquired. Any funds not used to compromise our debt are to be returned to the Debt Funders. During the nine months ended September 30, 2013, funds totaling $148,501 had been used to compromise debt and, in connection with the Debt Agreements, we issued convertible promissory notes to the Debt Funders totaling that amount.

The notes bear interest at 10% per annum and are repayable at two times the principal amount of the notes. Repayment is to be made by conversion into shares of our common stock based on a 20-day volume weighted average price with the following minimums and maximums, both prior and subsequent to the Merger discussed in Note 1:

	Prior to Merger (limited to 20% of note principal)	Subsequent to Merger
Minimum conversion	$0.25 per share	Based on $10 million market valuation
Maximum conversion	None	Based on $36 million market valuation

If any portion of the notes is not converted into our common shares eight (8) months from the issuance date of each note, the non-converted portion of the notes will be automatically converted as described above. The notes have been classified as long-term debt in the accompanying balance sheet at September 30, 2013 since the method of repayment is conversion into common stock.

On August 20, 2013, one of the Debt Funders requested to convert $75,000 of his note payable into common stock, which would have exceeded the pre-Merger limit of 20% of note principal. Because the Merger had been delayed beyond all reasonable expectations, we decided to waive the 20% limitation on a one-time basis and allow the requested conversion. Also on August 20, 2013, because of the delay in the Merger, we notified the Debt Funders that we were extending their time to convert their notes until December 31, 2013. During the first nine months of 2013 the Debt Funders converted a total of $100,000 of the amount of their notes payable at maturity ($50,000 in original funding) into 295,823 shares of our common stock leaving a principal balance of $197,002 payable at maturity ($98,501 in original funding). As of September 30, 2013, funds totaling $1,499 were still in escrow and had not yet been used.

The additional principal of $148,501 on the original funding is being accreted on a straight-line basis over the eight month terms of the notes. During the three and nine months ended September 30, 2013, $62,508 and $146,631, respectively, was charged to interest expense in connection with this accretion.

Additionally, we determined that the notes contain a BCF since the effective conversion price, after giving consideration to the repayment terms of two times principal, was less than the market value of our common stock on the measurement dates. The BCF totaling $94,399 was accounted for as debt discount and is being amortized on a straight-line basis over the eight month terms of the notes. During the three and nine months ended September 30, 2013, $76,473 and $94,399, respectively, was charged to interest expense in connection with the amortization of the BCF with zero remaining to be amortized.

Subsequent to September 30, 2013, because of the delay with the Merger, we notified the Debt Funders that we had changed the maximum conversion subsequent to the Merger from being based on a $36 million market valuation to a $20 million market valuation.

Convertible Promissory Notes – Integrity

During the first quarter of 2013, we became obligated to issue convertible promissory notes totaling $20,000 to Integrity Media under a Service Agreement. See Note 12 for a description of the terms of the agreement.

Convertible Promissory Notes – Legal Counsel

On June 14, 2013 our Board of Directors approved the issuance of a $100,000 convertible unsecured note to our legal counsel, Horwitz, Cron & Armstrong, LLP (“HCA”) in exchange for an accounts payable owed to them in the same amount for legal services they previously performed. The note, which bears no interest unless an event of default occurs, has a term of one year from its effective date of January 15, 2013. Under the terms of the note, at any time prior to the due date of the note, HCA may convert all or a portion of the note at a fixed conversion price of $0.50 per share. If the price of our common stock is over $2.00 per share for five consecutive trading days during the term of the note, the remaining outstanding balance shall be automatically converted into our common shares at $0.50 per share. On June 18, 2013, HCA converted $50,000 of the note into 100,000 shares of our common stock and on July 29, 2013, HCA converted the remaining note balance of $50,000 into 100,000 shares of our common stock.

Note Payable – Distributor Settlement

This note payable arose from a February 1, 2008 settlement agreement with Christopher Wicks (“Wicks”) and Defiance U.S.A., Inc., under which we agreed to pay Wicks the sum of $252,000 under a payment schedule detailed therein, with the final payment due February 2010. Interest was to accrue at 5% per annum beginning in August 2008. We had made payments totaling $50,000. During the first quarter of 2013, we settled the debt and related accrued interest (see Note 5) for $20,200 in cash resulting in a gain on extinguishment of approximately $222,000.

Note Payable – Trademark Settlement

This note payable arose from a March 4, 2009 settlement agreement with Who’s Ya Daddy, Inc. (“Daddy”) concerning an alleged infringement on a trademark of Daddy. The settlement amount totaled $125,000 with no provision for interest and called for $25,000 to be paid immediately with additional payments of $10,000 to be made every 60 days, beginning April 30, 2009, until the obligation was fully paid. Only the initial payment of $25,000 was made. During the first quarter of 2013, we were able to negotiate and fund a settlement of this debt for a total value of $50,000 ($25,000 cash and 100,000 shares of our common stock valued at $0.25 per share). The shares were fully vested on March 5, 2013, the date of issuance. During the nine months ended September 30, 2013, we extinguished this debt along with the related accrued expense described in Note 5, and recorded an overall gain on extinguishment of $87,500.

8.	Related Parties

As previously discussed, we have limited capital resources and liquidity.  As a result, during the periods covered by this report, related parties advanced funds to us in order for us to pay certain obligations. Advances from related parties consist of the following at:

	September 30, 2013	December 31, 2012
Advances from CEO	$143,803	$117,403
Advances from FITT	169,724	247,700
Advances from Shareholder	15,000	15,000
	$328,527	$380,103

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

Activity in advances from related parties during the nine months ended September 30, 2013 and the twelve months ended December 31, 2012 consists of the following:

	Nine Months Ended 2013	Twelve Months Ended 2012
Balance beginning of period	$380,103	$480,238
Increases:
Net advances	222,424	184,865
Cancellation of Notes Payable – Bridge Loans	–	50,000
Decreases:
Repayments to FITT:
From proceeds from Debt Acquisition Notes	(24,000)	–
From proceeds from sale of common stock	(250,000)	–
Issuance of preferred stock	–	(315,000)
Write-off advances from former officer	–	(20,000)
	$328,527	$380,103

While our Operating Agreement with FITT requires that it makes royalty payments to us based on sales of the FITT Energy Shot, royalties earned to date have been insignificant. Until FITT begins making significant sales of the FITT Energy Shot, any royalty payments we receive will not be large enough to reduce in any meaningful way the amount we owe FITT. Therefore during the periods presented, FITT requested that we reduce the amount we owe them. During the nine months ended September 30, 2013, we used $24,000 of proceeds from the Convertible Notes Payable – Debt Acquisition and $250,000 in proceeds from the sale of common stock to make payments to FITT. In May 15, 2012, we issued 105,000 shares of our preferred stock, valued at $315,000, to FITT as a partial reduction of the debt we owed them. Also during the 2012 year, we extinguished $20,000 in advances from a former officer after determining that the statute of limitations for the enforcement of debt collection had expired.

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

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001. Prior to 2012, we had not issued any preferred stock. On May 15, 2012, our Board of Directors agreed to issue 105,000 shares of our preferred stock, designated as Series A, to FITT as a reduction of $315,000 in debt we owed them. We valued the Series A preferred stock at $3.00 per share, which represented a slight premium over the then 30-day volume weighted average price (“VWAP”) for our common shares of $2.70 per share, due to the rights attached to the preferred shares.

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

Since the preferred stock is contingently redeemable by FITT, it has been classified as temporary equity in the accompanying balance sheet as of September 30, 2013 and December 31, 2012.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. Following is the activity for our shares of common stock during the nine months ended September 30, 2013:

	Shares
Shares outstanding December 31, 2012	1,554,249
Issuance for sale of common stock	1,250,000
Issuances for settlement of debt:
Accounts payable	35,300	See Note 4
Notes payable	100,000	See Note 7
Issuances for services:
Financial advisory and investment banking	100,000	See Note 12
Development of Asian market	450,000	See Note 12
Investor relations	50,000	See Note 12
Conversion of convertible notes payable	495,823	See Note 7
Shares outstanding September 30, 2013	4,035,372

On August 13, 2013 we entered into an agreement with a corporation to sell 1,250,000 shares of our common stock for $250,000 ($0.20 per share).

We have recorded expenses for the issuance of shares for services and operating expenses in the accompanying Statements of Operations for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Selling and marketing	$40,182	$–	$40,182	$–
General and administrative	–	–	3,000	24,369
Total	$40,182	$–	$43,182	$24,369

Selling and marketing expense for the three and nine months ended September 30, 2013 relate to our agreement with Grand Opus Co. LTD concerning the development of an Asian market. See Note 12.

General and administrative expense for the nine months ended September 30, 2013 represent costs associated with our agreement with Acorn Management Partners for investor relations services. Shares issued to CIM for financial advisory and investment banking services have been recorded as deferred financing costs. See Note 12 for further information. During the nine months ended September 30, 2012, we recorded general and administrative expense for shares issued for investor relations and litigation support services.

11.	Gain on Extinguishment of Debt and Creditor Obligations

The following is a summary of the components of the gain on extinguishment of debt and creditor obligations for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Settlement agreement – Notes Payable – Distributor Settlement (Note 7)	$–	$222,127
Settlement agreement – Notes Payable – Trademark Settlement (Note 7)	–	87,500
Settlement agreements – Accounts Payable creditors (Note 4)	8,500	234,686
Write-off Accounts Payable for expiration of statute of limitations (Note 4)	6,809	50,991
	$15,309	$595,304

12.	Agreements

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

At the end of March 2013, we determined that Integrity had not performed any services under the agreement and therefore we will not incur any additional fees beyond what had been accrued to date. During the nine months ended September 30, 2013, we recorded a general and administrative expense totaling $25,000 in connection with this agreement ($5,000 in cash and $20,000 in a convertible promissory note).

CIM Securities, LLC

On June 10, 2013, we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”) under which CIM agreed to act as lead investment banker, financial advisor, and lead placement agent for up to $5.0 million in a Reg. D offering on a best effort basis. The agreement which contemplates the merger with FITT discussed in Note 1, has a term of six months. FITT is also a party to the agreement. In July 2013, together with CIM, we completed a private placement memorandum for $1.0 million in bridge loan financing. Once the bridge loan funds have been obtained, CIM will turn its efforts to the $5.0 million offering.

As compensation for the CIM services, the Company paid CIM a fee of $40,000 and 100,000 restricted shares of the Company’s restricted common stock. The $40,000 fee covered CIM due diligence, an introduction to an investor relations firm retained by us, and certain other services. The shares were issued to CIM and a designee on June 27, 2013 and were fully vested on issuance. We have accounted for the fees and stock issuance as deferred financing costs which will be amortized in future periods over the term of any financing obtained.

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

Because the Merger was delayed beyond all reasonable expectations, CIM has been unable to assist in raising any funds under the private placement memorandum for bridge loan financing. As a result, effective October 1, 2013, we amended our agreement with CIM to extend its initial term to March 14, 2014. As consideration for the amendment to our agreement with CIM, we are requires to make monthly payments to CIM of $8,000 for each of the months of October, November and December 2013 and to issue 120,000 shares of our common stock. The shares were issued October 1, 2013 and were valued at $121,200 based on the market price of our common stock on the date of issuance.

Acorn Management Partners

On June 20, 2013, based on an introduction from CIM, we entered into an Investor Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”) to provide us with various investor and public relations services. The term of the agreement is one year, but we may terminate the agreement effective at the end of the first three-month period, or any monthly period thereafter, by giving, within the applicable period, no less than seven calendar days’ notice to the end of the period. We agreed to pay Acorn, during the first three-month period of the agreement, cash totaling $30,000 based on a pre-defined schedule along with 50,000 shares of our common stock. In June 2013, we made a payment to Acorn of $5,000 and issued them 50,000 shares of our common stock, which were vested on issuance.

In August 2013, we informed Acorn that their performance under the agreement was unsatisfactory and that no additional payments would be made. During the nine months ended September 30, 2013, we recorded a general and administrative expense totaling $33,000 in connection with this agreement consisting of $30,000 in cash obligations and $3,000 in common stock. The common stock was valued based on the market price of the shares on the date of issuance.

Grand Opus

On August 13, 2012, we entered into an agreement with Grand Opus Co. LTD (“Grand Opus”) under which Grand Opus was granted an exclusive right to develop a market in Asia for us. Grand Opus has extensive contacts and business relationships in Asia and in Asian communities in the U.S. The initial exclusive right is for a six-month period with the understanding that, if results are acceptable to both parties, they will utilize their best efforts to negotiate and execute an additional definitive agreement at the end of this initial six months. As consideration for Grand Opus providing services to establish an Asian market for us, we issued 450,000 of our common stock to them which were fully vested on August 13, 2013, the date of issuance, and which will be released to Grand Opus evenly over a six-month period. We valued the shares at $139,500 based on the market price of our common stock on the date of issuance and we are recording a selling and marketing expense evenly over the six-month period of the initial exclusive right. During the three and nine months ended September 30, 2013 we expensed $40,182 in connection with this transaction.

13.	Subsequent Events

Agreement with KRW, LLC

On October 7, 2013 we entered into a Consulting Agreement with KRW, LLC (“KRW”). The principal of KRW has over 35 years’ experience managing businesses, including over 25 years serving as President, CEO and Director of several companies. Under the agreement, KRW agreed to provide a variety of marketing services including introducing us to new distribution outlets and customers, assisting with retaining of high-profile celebrities and athletes for product endorsement, and steering us to media contacts to help increase exposure to our company and products. The agreement has an initial term of 12 months. As compensation for the KRW services, we agreed to issue them an option to purchase 175,000 of our common shares. The shares were vested as of the date of the agreement, are exercisable at $0.80 per share, and may be exercised at any time through September 2016. During the fourth quarter of 2013, we will value the stock option and record an expense to operating results based on the assessed value.

Issuance of Common Stock

Subsequent to September 30, 2013, we issued shares of our common stock as follow:

	Shares
Shares issued to CIM	120,000	Note 12
To FITT shareholders for Merger	33,000,000

As discussed in Note 1, our Merger with FITT became effective on October 29, 2013 and 33,000,000 shares were issued in accordance with the provisions of the Merger Agreement.

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

Merger with FITT

In 2012, FITT proposed negotiating a business combination with us and, on November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard. On June 12, 2013, the Board, by unanimous written consent, recommended that our stockholders approve the Company entering into a Merger and Reorganization Agreement (the “Merger Agreement”) with FITT and on June 12, 2013, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: entry into the Merger Agreement with FITT whereby FITT will be merged into the Company, with the Company being the surviving entity (the “Merger”). The Merger Agreement, which was entered into on June 18, 2013, required that FITT obtain an independent valuation which would serve as the basis for a share exchange once all necessary approvals were obtained. On June 27, 2013, FITT retained Aranca US Inc. to perform a business valuation for FITT and on September 10, 2013, Aranca finalized their valuation of FITT in the amount of $22.39 million as of a valuation date of March 31, 2013.

Also on June 27, 2013, we filed with the SEC Preliminary Information Statement on Schedule 14C (“PRE 14C”) to notify our shareholders of the Merger. Based on comments received from the SEC, the PRE 14C was revised and on October 1, 2013, we filed a Definitive Information Statement on Schedule 14C (“DEF 14C”). The DEF 14C was mailed to our shareholders on October 8, 2013 and the Merger became effective on October 29, 2013.

On October 29, 2013, in order to finalize the Merger, our Board of Directors determined that 33,000,000 shares of our common stock should be issued to the shareholders of FITT in the manner set out in the Merger Agreement. Our Board’s determination, which was made with consideration for its fiduciary responsibility to minimize dilution to our shareholders, was based on a number of factors. First, this number of shares was the number estimated in our DEF 14C notification to our shareholders. Next, the Board considered the respective market values of our Company and FITT. On June 18, 2013, the date of the Merger Agreement, the market valuation of our Company was $118,000 (calculated by multiplying the outstanding shares of 1,885,949 times the market price of $0.0625). Given the market valuation for FITT of $22.39 million, FITT’s value is nearly 190 times that of the Company. While this would entitle the Company to issue in excess of 350,000,000 common shares to the shareholders of FITT, that number would far exceed the authorized common shares of the Company. Finally, the Board considered the number of shares that would allow for a reasonable and sustainable market for our common stock. The Board determined that after the issuance of the 33,000,000 shares to the FITT shareholders, the number of outstanding shares would be 37,155,372 which would allow for a reasonable and sustainable market for our common stock. As such, the FITT shareholders would own approximately 89% of our Company. The Board of Directors of FITT reviewed the determination made by our Board and agreed that the receipt of 33,000,000 shares to be distributed among its shareholders constituted a fair exchange of shares in the Merger. In accordance with our Board’s determination, on October 29, 2013 we issued 33,000,000 shares to consummate the Merger in accordance with the provisions of the Merger Agreement.

Description of Business

Our business is the manufacturing (on an outsource basis), distribution and sale of energy drinks. Our current active product is a two-ounce energy shot named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”). We have significant debt that was incurred, for the most part, under previous management. As a result of this significant debt, and other factors, effective August 12, 2010 we entered into an Operating Agreement with F.I.T.T. Energy Products, Inc. (“FITT”), a separate entity controlled by certain of our investors and management and whose largest shareholder is our Chief Executive Officer (“CEO”). For more detail, see Operations below. Under the agreement, FITT is performing a majority of the operating functions for the FITT Energy Shot, and is recording all related results of operations. In exchange, FITT is obligated to pay us a royalty of $0.05 per bottle sold of the FITT Energy Shot.

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

As discussed in Note 1 to the accompanying financial statements, on June 18, 2013 we entered into a Merger Agreement with FITT. The Merger became final on October 29, 2013, and effective on that date, we issued 33,000,000 shares of our common stock to shareholders of FITT pursuant to the terms of the Merger Agreement. As of October 29, 2013, the effective date of the merger with FITT, our products, operations, marketing, and distribution will be combined with FITT. Production will continue to be done by Wellington Foods, Incorporated as described below.

Products

Energy Shots

Our current active product is the FITT Energy Shot. With the finalization of the Merger, we will also be marketing two additional energy shots, F.I.T.T. Energy Extreme and F.I.T.T. Energy Rx. The FITT Energy Shot was designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott incorporated a number of unique ingredients into the product which allows for the use of lower levels of caffeine. We believe that higher levels of caffeine may be unhealthy and potentially dangerous for our consumers, especially for adolescents or people with blood pressure issues. Dr. Scott is on the Speakers board of PriCara Pharmaceutical, a Johnson & Johnson Company, and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.

FITT Energy Shot

Ingredients:

The FITT Energy Shot formula contains ingredients selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health.  The FITT Energy Shot features Resveratrol, a substance found naturally in grapes. Resveratrol may cause the body to act as if it is already on a diet, and change the distribution of fat tissue in the body. In fact, Resveratrol has the scientific world fascinated by its potential to affect age related decline.  Our FITT Energy Shot also contains L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine. Additionally, the drink features L-Arginine AKG.  L-Arginine AKG has been shown in a University study to help build additional strength when used during training.  Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium.  These ingredients have good safety profiles and have support as weight-loss aides.  More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain.  All this is built on a base of healthy pomegranate and orange.

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

Operations

Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate operating income and have become burdened with substantial debt. As of September 30, 2013, we have $145,445 in assets consisting of stock-based prepaid expenses and deferred financing costs (zero in cash) and in nearly $2.6 million in debt. Included in the debt amount is $1,431,112 is owed to our officer and employee for accrued and unpaid salaries and advances (inclusive of accrued payroll taxes, $285,055 is owed for delinquent payroll taxes, and $193,190 is owed to our legal counsel.

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

In October 2011, FITT entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”), a corporation managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets. In April 2012, with the assistance of GRIPS, FITT received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with FITT to distribute FITT’s energy products, including the FITT Energy Shot, to Core-Mark’s customer base. See the section below titled “Distribution” for more information.

The terms of the agreement with GRIPS were negotiated with FITT’s understanding that the sales personnel of large distributors like Core-Mark would be a significant factor in the sales and servicing of their retail customers. In addition, FITT was led to believe that GRIPS would be able to provide FITT with significant assistance in the acquisition of retail customers as well as in the development of programs to encourage trial of FITT’s products by ultimate end users. FITT has since determined that its role in these areas, and therefore costs, will be significantly greater than initially believed. Specifically, FITT will need a larger than expected field service team to both acquire and support its retail customers, including those to which Core-Mark distributes. FITT will also be totally responsible for developing marketing strategies and programs including promotional programs aimed at increasing consumption frequency and product adaption. Given that FITT’s costs will be greater than originally anticipated, FITT is beginning the process of negotiating new terms of its agreement with GRIPS that more properly reflect the additional costs and effort required of FITT.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

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

Revenue – Royalties

Royalties earned during the third quarter of 2013 were $66 compared to $454 earned during the same period of 2012.

Selling and Marketing Expenses

Selling and marketing expenses were $41,606 and $376 in the three months ended September 30, 2013 and 2012, respectively. Both periods include costs for press releases and other minor items. The 2013 period also includes a stock-based expense of $40,182 related to our agreement with Grand Opus. See Note 12 to the accompanying financial statements.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal, accounting costs, insurance and investor relations costs. General and administrative expenses for the third quarter of 2013 were $190,270 compared to $164,785 for the comparable period in 2012 with the increase mainly the result of higher legal fees.

Interest Expense

Interest expense the three months ended September 30, 2013 was $144,347 compared to $2,306 for the same period in 2012. The 2013 amount included accretion of principal balance and amortization of beneficial conversion feature discount related to the convertible promissory notes totaling $138,981. The 2012 period included interest of $706 related to debt which has been settled or extinguished.

Gain on the Extinguishment of Debt and Creditor Obligations

During the third quarter of 2013, we finalized and funded a settlement agreement with a debt holder. In addition, we determined that the statute of limitations for certain of our creditors to enforce collection of the debt they might be owed has elapsed. As a result, we recorded a gain on extinguishment of debt totaling $15,309.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Revenue – Royalties

Royalties earned during the first nine months of 2013 were $383 compared to $454 earned during the same period of 2012.

Selling and Marketing Expenses

Selling and marketing expenses were $43,923 and $2,503 in the nine months ended September 30, 2013 and 2012, respectively. Both periods include costs for press releases and other minor items. The 2013 period also includes a stock-based expense of $40,182 related to our agreement with Grand Opus. See Note 12 to the accompanying financial statements.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal, accounting costs, insurance and investor relations costs. General and administrative expenses for the first nine months 2013 were $623,589 compared to $582,126 for the comparable period in 2012, with the increase mainly the result of investor relations expenses. In 2013, our investor relations expenses were $58,000 ($35,000 in cash, $20,000 in notes payable and $3,000 in common stock) while the 2012 period included a stock-based investor relations expense of $4,769.

Interest Expense

Interest expense the nine months ended September 30, 2013 was $257,917 compared to $19,522 for the same period in 2012. The 2013 amount included accretion of principal balance and amortization of beneficial conversion feature discount related to the convertible promissory notes totaling $241,031. The 2012 period included interest of $13,006 related to debt which has been settled or extinguished.

Gain on the Extinguishment of Debt and Creditor Obligations

During the first nine months of 2013, we entered into settlement agreements with various debt holders. We also determined that the statute of limitations for certain of our creditors to enforce collection of amounts they might be owed has elapsed. As a result, we reduced our balance sheet debt by $718,645 and recorded gains on extinguishment of debt totaling $595,304. For additional information, see Notes 3 and 11 to the accompanying financial statements.

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

On June 10, 2013, we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”). Under the agreement, CIM will attempt to raise a maximum of $5.0 million for us on a best efforts basis. The Banking Agreement contemplates the merger with FITT which was finalized on October 29, 2013. In July 2013, together with CIM, we completed a private placement memorandum for $1.0 million in bridge loan financing. Once the bridge loan funds have been obtained, CIM will turn its efforts to the $5.0 million offering.

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

DEBT

Convertible Promissory Notes – Debt Acquisition

In 2010 we initiated a program to compromise our significant debt and during the first half of 2013, we entered into Debt Acquisition Agreements and used funds of $148,501 to settle debt of $667,654 and to repay other amounts due. The terms of the convertible promissory notes issued in accordance with these agreements are described in Note 7 to the accompanying financial statements. In addition, see Note 3 for a summary of the compromised debt. During the nine months ended September 30, 2013, the holders of the convertible promissory notes converted a total of $100,000 of the amount of their notes payable at maturity ($50,000 in original funding) into 295,823 shares of our common stock.

EQUITY

Sales of Equity Securities

During the nine months ended September 30, 2013 we sold 1,250,000 shares of our common stock to a corporation for $250,000. There were no such sales during the comparable period in 2012.

Issuance of Equity Securities for Services

Due to a lack of capital, in the nine months ended September 30, 2013, we issued 600,000 shares of our common stock for services related to financial advisory and investment banking, investor relations and development of an Asian market (total value of $148,500). In the comparable 2012 period, we issued 1,200,000 shares of common stock in payment for services related to investor relations and litigation support (total value of $24,369).

Subsequent to September 30, 2013, we issued 120,000 shares of our common stock for financial advisory and investment banking services (value of $121,200). See Note 12 to the accompanying financial statements.

At September 30, 2013, our cash and cash equivalents were zero, and we had negative working capital in excess of $2.2 million.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	2013	2012	Change
Operating activities	$(261,725)	$(135,287)	$(120,438)
Investing activities	–	–	–
Financing activities	261,725	135,287	120,438
Total	$–	$–	$–

Operating Activities

Operating cash flows for the nine months ended September 30, 2013 reflect our net loss of $330,942 and a change in non-cash items (gain on extinguishment of debt and creditor obligations, common stock issued for services, depreciation, accretion of debt and amortization of debt discount) of $311,011 offset by a change in working capital items of $380,228. The change in working capital is primarily related to increases in accounts payable, accrued expenses / compensation and notes payable offset by an increase in deferred financing costs.  The increases in the working capital components are due to the lack of operating capital to pay vendors and the deferral of payment of a significant percentage of wages to our employees.

Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2013 or 2012.

Financing Activities

In 2013, there was $250,000 cash provided from sale of our common stock. Also in 2013, we incurred $40,000 in cash-based deferred financing costs. Finally in 2013 we reduced our advances from related parties by $51,576 while the 2012 period saw an increase in cash provided by advances from related parties of $135,287.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Dated: November 18, 2013
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

