Form 10-Q/A
period 2013-09-13
FITT HIGHWAY PRODUCTS, INC.
filed 2014-01-07
CIK 1164964

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

EXPLANATORY NOTE

We are amending this 10-Q for the quarterly period ended September 30, 2013 for the sole purpose of correcting the cover page. We inadvertently checked “no” in response to whether we have submitted electronically and posted on our corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. We have submitted every Interactive Data File pursuant to Rule 405 of Regulation S-T, but we do not have a corporate Website, and therefore, have not posted the Interactive Data Files on such Website. Accordingly, we have, in fact, submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months, and therefore, we are amending our 10-Q for the quarterly period ended September 30, 2013 to reflect this.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

FITT HIGHWAY PRODUCTS, INC. (Registrant)

Dated: January 7, 2014
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)