Form 10-K
period 2013-12-31
FITT HIGHWAY PRODUCTS, INC.
filed 2014-04-15
CIK 1164964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013: $728,938

The registrant had 37,438,649 shares of common stock outstanding as of April 15, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15: (i) Registration Statement on Form 10SB, filed on January 18, 2002, (ii) Current Report on Form 8-K, filed on April 7, 2005, (iii) Schedule 14C Definitive Information Statement, filed June 28, 2005, (iv) Current Report on Form 8-K, filed August 26, 2009, (v) Current Report on Form 8-K, filed January 22, 2010, (vi) Current Report on Form 8-K, filed April 6, 2010, (vii) Schedule 14C Definitive Information Statement, filed June 21, 2010, (viii) Current Report on Form 8-K, filed July 21, 2010, (ix) Form S-8 Registration Statement, filed March 28, 2011, (x) Form S-8 Registration Statement, filed May 18, 2011, (xi) Form S-8 Registration Statement, filed November 4, 2011, (xii) Schedule 14C Definitive Information Statement, filed January 10, 2013, (xiii) Schedule 14C Definitive Information Statement, filed October 1, 2013 and (xiv) Current Report on Form 8-K, filed on January 13, 2014 and amended on April 3, 2014.

PART I

ITEM 1.	BUSINESS

Merger with FITT

In 2012, F.I.T.T. Energy Products, Inc. (“FITT”) proposed negotiating a business combination with FITT Highway Products, Inc. (“FHWY”) and, on November 5, 2012, the FHWY Board of Directors approved commencing formal negotiations with FITT in this regard. On June 12, 2013,the Board, by unanimous written consent, recommended that FHWY stockholders approve the Company entering into a Merger and Reorganization Agreement (the “Merger Agreement”) with FITT and on June 12, 2013, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: entry into the Merger Agreement with FITT whereby FITT merged into FHWY, with FHWY being the surviving entity (the “Merger”). The Merger Agreement, which was entered into on June 18,2013, required that FITT obtain an independent valuation which would serve as the basis for a share exchange once all necessary approvals were obtained. A Definitive Information Statement on Schedule 14C (“DEF 14C”) was mailed to FHWY shareholders on October 9, 2013 and the Merger became effective on October 29, 2013. On October 29, 2013, FHWY issued 33,000,000 shares of common stock to the shareholders of FITT in the manner set out in the Merger Agreement. As such, the FITT shareholders owned approximately 89% of the post merged company as of the transaction date. FHWY and FITT are hereafter known collectively as the “Company”.

Corporate History

Our Company was incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. and its wholly-owned subsidiary, WYD Acquisition Corp., a California corporation (the “Merger Sub”), completed and closed an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately held California corporation, whereby the Merger Sub merged with and into WYD. After the merger, the separate existence of the Merger Sub ceased and, as such, WYD continued its corporate existence as a direct, wholly-owned subsidiary of Snocone Systems, Inc. under the laws of the State of California.

On April 13, 2005, the shareholders of Snocone Systems, Inc. voted to change its name to Who’s Your Daddy, Inc. and effective June 1, 2010, the shareholders of Who’s Your Daddy, Inc. voted to change the name to FITT Highway Products, Inc.

Description of Business

Our business is the manufacturing (on an outsource basis), distribution and sale of energy drinks. We market three two-ounce energy shots named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”), “F.I.T.T. Energy Extreme” and “F.I.T.T. Energy Rx”. We have significant debt and our profitability and cash flow are dependent upon our success in marketing our three energy shot products.

Products

We are marketing three two-ounce energy shots, which are F.I.T.T. Energy for Life, F.I.T.T. Energy Extreme and F.I.T.T. Energy Rx. All three energy shots were designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott incorporated a number of unique ingredients into the products which allows for the use of lower levels of caffeine. We believe that higher levels of caffeine may be unhealthy and potentially dangerous for our consumers, especially for adolescents or people with blood pressure issues. Dr. Scott is one of our shareholders and receives a royalty of $0.02 per bottle for each energy shot sold. Dr. Scott is on the Speakers board of PriCara Pharmaceutical, a Johnson & Johnson Company, and is currently a consultant to Scisco Group, Inc. as well as an expert in herbal products.  Dr. Scott is also a member of the Speakers Board for Pfizer Pharmaceutical and speaks across the United States on pain management.

Ingredients:

The energy shot formulae contain ingredients selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health. The energy shots feature Resveratrol, a substance found naturally in grapes. While there is no scientific consensus regarding the health benefits of Resveratrol, it has the scientific world fascinated by its potential to affect age related declines and is being widely studied for that as well as its potential to cause the body to act as if it is already on a diet, and to change the distribution of fat tissue in the body. It should be noted that neither the Food and Drug Administration (“FDA”) nor any comparable regulatory agency have approved resveratrol or resveratrol-based products for the treatment of any illness, injury or condition. Our energy shots also contain L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine. Additionally, the drink features L-Arginine AKG. L-Arginine AKG has been shown in a University study to help build additional strength when used during training. Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium. These ingredients have good safety profiles and have support as weight-loss aides. More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain. All this is built on a base of healthy pomegranate and orange.

Caffeine Concerns:

As reported in an August 28, 2012 article in the Wall Street Journal, “New York’s attorney general is investigating whether the multi-billion dollar energy-drink industry is deceiving consumers with misstatements about the ingredients and health value of its products.” The article goes on to say “Investigators are examining whether the companies overstated the benefits of exotic-sounding ingredients while understating the role of caffeine, a common stimulant that industry critics believe to be the main active ingredient,” and also that “the products’ labels often don’t say how much caffeine is contained in the drink” but instead relates the caffeine content to that of a cup of coffee. In addition, the article reports that “Investigators are looking into whether the addition of ingredients like guarana—another source of caffeine—violates laws that ban putting multiple sources of caffeine in one beverage without disclosing the overall amount.” The entire article can be seen at the following link: http://online.wsj.com/article/SB10000872396390444230504577615690249123150.html

On October 31, 2012, San Francisco City Attorney Dennis J. Herrera sent a letter to Monster Beverage (see link http://graphics8.nytimes.com/packages/pdf/business/Monster-Energy.PDF) asking the company to prove its advertised claim that large daily quantities of Monster Energy were safe for adults and adolescents. Recently, the energy drink industry and Monster Beverage in particular has been the subject of increasing scrutiny as a result of disclosures that the Food and Drug Administration had received reports that the deaths of five people since 2009 may be linked to Monster Energy drinks (see link http://topics.nytimes.com/top/reference/timestopics/organizations/f/food_and_drug_administration/index.html?inline=nyt-org ). We believe we are at the opposite end of that spectrum from those being examined by San Francisco in numerous ways. F.I.T.T. Energy was born of the same concern exhibited by San Francisco’s city attorney and the FDA. If you read Mr. Herrera’s letter to Monster it addresses among other issues the levels of caffeine in the product. We have created a product that avoids what we felt were potentially dangerous and unhealthy levels of caffeine while uniquely adding the potential health benefits of Resveratrol.

Blood Pressure Study:

In June 2011, the Company completed a randomized, single center, double-blind, crossover trial which evaluated the impact on resting blood pressure of the ingestion of the F.I.T.T. Energy Shot and two leading competitors’ products. In a July 11, 2011 press release, we announced that “preliminary results showed that the competitors’ energy shots caused average increases in patients’ systolic blood pressure in amounts 240% to 280% greater than when taking F.I.T.T. Energy”. In September 2011, the Company received the final results from the clinical trial, which were very favorable, in a report prepared by Mandava Associates LLC (http://www.mandava.com). Mandava Associates, established in 1986, is a Washington D.C. based scientific consulting firm that is well qualified to offer a diversity of services that are keyed towards the necessities of various industries. With over 100 years combined experience in product development, product approvals and regulatory services, Mandava Associate’s expertise is extensive and always current. They have a successful track record in handling registration applications and other submissions for approvals, authorizations, and marketing to regulatory authorities worldwide. Mandava Associates is affiliated through teaming agreements with various organizations and institutions to provide research, laboratory management, clinical trials, and international regulatory services. Below are two statements taken directly from the trial’s final report:

“FITT had no more effect than placebo (fruit juice) on average blood pressure” as this includes both systolic and diastolic blood pressures”.

“FITT did not cause any BP (blood pressure) change after dosing in comparison to other leading products”.

In marketing materials, we are differentiating the FITT Energy Shots from competitive products using the results of the clinical trial.

Operations

Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate operating income and have become burdened with substantial debt. As of December 31, 2013, we have approximately $69,000 in assets and in excess of $4.5 million in debt. Due to a number of factors, including our substantial debt, we have had significant difficulty attracting the necessary investment dollars to produce and market our products. In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us due to our poor financial condition, among other reasons. These factors raise substantial doubt about our ability to continue as a going concern unless we can substantially mitigate our debt and raise capital, as well as increase revenue producing activities. After the Merger with FITT, the Company manages the selling, marketing, production and distribution of all three FITT Energy Shots.

Marketing

Marketing functions are being directed mainly to the retail market segment. But we also anticipate directing some future efforts to the use of electronic media such as the internet and social media and potentially private labeling.

Test-Marketing

We previously performed test-marketing of The FITT Energy Shot using both a Direct Response TV (“DRTV”) campaign and through email broadcasts. The DRTV campaign was directed by Havas Edge, LLC (“Havas”) (formerly Euro RSCG Edge) and included a 60-second television commercial (the “FITT Commercial”) about the FITT Energy Shot. Havas is a member of Havas Worldwide, a global advertising and communications services group with 316 offices in 75 countries.

Based on the results of the test-marketing, Havas recommended the Company pursue a strategy to clearly differentiate the FITT Energy Shot from similar products in the marketplace, and to develop new marketing materials to support a drive-to-retail for the product. We funded a clinical trial testing the impact of the FITT Energy Shot and two competitive products on participants’ blood pressure. Given the positive results of this blood pressure study, Havas suggested FITT reshoot the FITT Commercial to include the unique benefits of the product and focus any media on driving traffic to retail outlets verses a DRTV campaign. FITT’s website, which can be seen at www.throwafitt.com, has been updated to support the drive-to-retail and to highlight the unique benefits of the product.

Marketing Plan – Retail

The retail market space for our product includes convenience stores, grocery chains, drug stores, and health and fitness centers to name a few. We believe sales into the retail market will provide the most stable method for marketing our energy shots. However, significant funds are required in order to conduct a sustained and supported rollout of our products. The Company has estimated that approximately $5.0 million would be needed to conduct a proper rollout, but to date such funds have not been obtained.

In October 2011, we entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”), a corporation managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets. In April 2012, with the assistance of GRIPS, we received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with the Company to distribute our energy shot products. The terms of the agreement with GRIPS were negotiated with the Company’s understanding that the sales personnel of large distributors like Core-Mark would be a significant factor in the sales and servicing of their retail customers. In addition, the Company was led to believe that GRIPS would be able to provide significant assistance in the acquisition of retail customers as well as in the development of programs to encourage trial of our products by ultimate end users. The Company later determined that its role in these areas needed to increase dramatically, and therefore costs, are expected to be significantly greater than initially believed. Specifically, the Company will need a larger than expected field service team to both acquire and support its retail customers, including those to which Core-Mark distributes. We will also be totally responsible for developing marketing strategies and programs including promotional programs aimed at increasing consumption frequency and product adaption. Given that the Company costs will be greater than originally anticipated, the Company will need to negotiate new terms of its agreement with GRIPS that more properly reflect the additional costs and effort required by the Company. Unless the Company receives the estimated capital required for the rollout and renegotiates the GRIPS contract it is unlikely the Company can become profitable or attract capital under reasonable financing terms.

In March 2013, we entered into a Brokerage Agreement with SummitHill Sales & Marketing, Inc. (“Summit”) under which Summit agreed to become FITT’s exclusive sales representative for customers in Southern California and Clark County Nevada. Summit, which was formed in 1999 by two individuals with long histories in food and beverage brokerage businesses, currently brokers products to well over 1,500 convenience and retail outlets.

In June 2013, we entered into an Investment Banking Agreement with CIM Securities, LLC (“CIM”) to raise, on a best efforts basis, to raise capital. CIM was first attempting to raise $1.5 million in bridge loan financing and then do a follow-on offering for the remaining capital; however they were unsuccessful in attracting the required capital.

Marketing Plan – Representation

In April 2010, we entered into an agreement with Sports 1 Marketing LLC, an entity whose principal owner is Warren Moon, NFL Hall of Fame quarterback. As part of the agreement, Mr. Moon agreed to endorse our F.I.T.T. Energy for Life energy shot and has been featured in a number of the advertising campaigns for the product including several of our test-marketing email broadcasts. In March 2013, the Company entered into an agreement with Anna Rawson for product representation services including product endorsement. Ms. Rawson is a former member of the Ladies Professional Golf Association and is a well-known model and fitness expert with a large social media following. Relationships with high-profile personalities and athletes provide an opportunity to achieve much broader brand recognition.

Distribution

As noted above, in April 2012, with the assistance of GRIPS, we received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with the Company to distribute our energy shot products to Core-Mark’s customer base. Core-Mark is one of the largest broad-line, full-service marketers and distributors of packaged consumer products in North America. Founded in 1888, Core-Mark provides distribution and logistics services as well as marketing programs to over 29,000 retail locations across the United States and Canada through its 28 distribution centers. Core-Mark services traditional convenience retailers, grocers, mass merchandisers, drug, liquor and specialty stores, and other stores that carry consumer packaged goods. Core-Mark’s plan was to launch our products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, the Company began shipping our energy shots to Core-Mark who then shipped the products to certain of its convenience store customers. The Company’s marketing program for sales into this market include in-store display racks and signage, and also include support by field sales reps and by various forms of media designed to drive the consumer to purchase the product at the retail outlets.

Production

Our energy shots are produced at Wellington Foods Incorporated, a contract manufacturer of liquid and powder nutritional supplements since 1974. In addition to its manufacturing facilities, Wellington has the in-house capabilities to develop products from concept for flavoring ingredient content to production, or to take an existing formula and extend the product line with new flavors or innovative ingredients. Dr. Rand Scott, one of our medical experts and a shareholder, researched and recommended the ingredients and their quantities for our energy shots, and Wellington provided the final flavoring and formulations. Wellington owns the formulae for our energy shots, and we are negotiating to acquire ownership of them.

The principal raw materials used to manufacture the energy shot are plastic bottles, nutritional supplements, flavoring agents, and concentrates as well as other ingredients from independent suppliers. These raw materials are readily available from any number of sources in the United States.

The Industry

Energy drinks, including two-ounce shots and canned drinks, are beverages with legal stimulants, vitamins, and minerals that give users a lift of energy.  It should be noted that neither the FDA nor any comparable regulatory agency reviews or pre-approves the sale of energy drinks, including ours, since they are marketed as dietary supplements rather than drugs. Common ingredients are caffeine, taurine, ginseng, sugars, and various amounts of vitamins and minerals.  The products are consumed by individuals who are explicitly looking for the extra boost in energy.  While canned energy drinks are most commonly consumed by individuals in the 18-to-34 age group, energy shots have been appealing to a more expanded demographic. In an article discussing energy drinks published in the August 2011 issue of Beverage Industry, Garima Goel-lal, beverage analyst with Mintel International, a global leading market research company, states that “a lot of adults in the older age [group] who don’t want sugar in their beverages, but want the same benefit of an energy boost, are going toward energy shots”. In the same article, Jared Koerten, U.S. research associate for Euromonitor International, states “The appeal and benefits that energy shots offer consumers has driven sales in recent years. These products have capitalized on many consumer demands in the fast-paced global economy of today. First, these products offer extended energy to consumers who need to stay alert for long work hours. In addition, by promising ‘no crash later’, energy shots can provide a boost of energy without the accompanying loss in productivity that often stems from drinking coffee or other sugary drinks”.

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

Competition

The energy drink industry is intensely competitive and significantly affected by new product introductions and other market activities of industry participants. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our energy shots compete with a number of other energy shots produced by a relatively few number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do. The principal competitors include 5 Hour Energy®, Red Bull®, and Monster Energy® among many others. While many of the competitive products are endorsed by well-known individuals and athletes, Management believes our products’ unique formulae and affiliation with qualified medical experts will give us a vastly different entry into a rapidly expanding market.

Intellectual Property

We currently have the trademarks “F.I.T.T. Energy” and “Throw A F.I.T.T”. We also own the F.I.T.T. Energy logo.

Employees

As of the date of this Report, we employ two persons, both of whom are full-time. We retain independent contractors as needed. Neither of our employees is represented by labor unions and we believe that our employee relations are satisfactory.

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

Oswald & Yap

On January 13, 2012, a complaint was filed against FHWY in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP (“Oswald”). The complaint, which was for unpaid legal services in the amount of $40,734, also named our CEO and FITT as defendants. Our CEO, as an individual, and FITT, as a company, were never a party to any agreement with Oswald. Effective October 17, 2012, we entered into an Agreement for Use of Stipulation for Judgment under which we agreed to pay Oswald $25,000 no later than December 17, 2012 and Oswald agreed to release all defendants, but we were unable to make the required payment.

On October 12, 2012, attorneys for our CEO and FITT filed a Motion for Summary Judgment, essentially requesting they be dismissed from the case. On January 30, 2013 FHWY, along with our CEO and FITT, reached a settlement with Oswald whereby Oswald would drop litigation against all defendants and release them from any and all obligations, and the defendants agreed not to attempt to collect from Oswald legal fees and costs related to this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Merger

Effective June 12, 2013, our Board executed a unanimous written consent authorizing and recommending that our stockholders approve our Company entering into a Merger and Reorganization Agreement whereby F.I.T.T. Energy Products, Inc. would be merged into our Company with our Company being the surviving entity. Our management advised the Board that we should enter into the Merger for the following reasons: the Merger will allow us to proceed forward with and expand our business operations, create a greater ability for us to raise necessary capital, and provide an opportunity to increase stockholder value. On June 12, 2013 we obtained consents approving the Merger from a majority of the holders of the voting power of all outstanding shares of our capital stock entitled to vote.

Reverse Stock Split

On November 5, 2012, our Board of Directors approved researching a recapitalization of our company. Based on the results of the research, on November 29, 2012, the Board executed a unanimous written consent authorizing and recommending that our stockholders approve a proposal to institute a one-for-sixty (1:60) reverse stock split while maintaining the number of authorized shares at 150,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock (the “Reverse Split”). On the same day, holders of a majority of the voting power of all outstanding shares of our capital stock entitled to vote, by written consent, approved the Reverse Split and the Reverse Split became effective February 12, 2013.

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

YEAR ENDED DECEMBER 31, 2013

QUARTER ENDED	HIGH	LOW
March 31, 2013	$0.40	$0.18
June 30, 2013	$0.51	$0.06
September 30, 2013	$1.19	$0.07
December 31, 2013	$1.35	$0.85

YEAR ENDED DECEMBER 31, 2012

QUARTER ENDED	HIGH	LOW
March 31, 2012	$2.70	$1.02
June 30, 2012	$3.06	$0.60
September 30, 2012	$1.68	$0.60
December 31, 2012	$0.72	$0.24

On April 14, 2014, the closing per share price for our common stock was $0.09.

Holders of Common Stock

On October 9, 2013 we mailed a notice to our shareholders notifying them of the finalization of the Merger. According to the records from that mailing, we had 1,224 shareholders, which number changes from day to day based on market activity.

Dividends

We have never paid dividends on our stock and have no plans to pay dividends in the near future. We intend to reinvest earnings, when and if obtained, in the continued development and operation of our business.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	$0.00	13,889
TOTAL	0	$0.00	13,889

Sales of Unregistered Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

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

Summary of Business

Our business is the manufacturing (on an outsource basis), distribution and sale of energy drinks. We market three two-ounce energy shots named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”), “F.I.T.T. Energy Extreme” and “F.I.T.T. Energy Rx”. We have significant debt and our profitability and cash flow are dependent upon our success in marketing our three energy shot products.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the consolidated financial statements), as described below are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to long-lived assets, contingencies related to pending or threatened litigation, and the valuation of stock grants. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Recent Accounting Pronouncements

The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our consolidated financial statements.

Results of Operations for the Years Ended December 31, 2013 and 2012

Net Sales

Net sales were $39,315 for 2013 versus $29,924 for 2012. The increase in sales resulted from having our field sales program which began in the latter part of 2013.

Cost of Goods Sold

Cost of goods sold for the 2013 was $42,858 and contained a charge of $29,200 for product impairment due to expired inventory. For the 2012 period, cost of goods sold was $11,299 resulting in a gross profit of $18,625. Because of the limited amount of sales during the years ended 2013 and 2012, margins indicated may not be indicative of future margins at different sales levels.

Selling and Marketing Expenses

Selling and marketing expenses of $276,444 and $57,448 in 2013 and 2012, respectively, include costs for sales and marketing functions and strategic alliance coordination. In 2013 we hired a number of employees and incurred selling and marketing expenses totaling $176,422 ($83,250 of which was stock-based). We had no payroll expense in 2012. In addition, expenses in 2013 were higher than in 2012 in the following categories: marketing ($20,000, which was stock-based), advertising ($7,000) and other selling expenses ($17,000).

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, insurance and non-cash, stock-based compensation. General and administrative expenses for 2013 were $336,830, compared to $87,763 for the comparable period in 2012. In 2013 we incurred $73,975 in post-Merger payroll related expenses for our CEO and Controller, all of which were accrued and unpaid. For periods presented prior to the Merger, expenses for our CEO and Controller were shown in fair value of contributed services. Also in 2013 we incurred consulting costs for video production, valuation services, corporate strategies and distribution services. These costs, which totaled $103,025 ($7,500 of which were stock-based), were not incurred in 2012. Finally, expenses in 2013 were higher than in 2012 in the following categories: accounting ($16,000), insurance ($32,000), rent ($8,000) and corporate fees ($6,000).

Fair Value of Contributed Services

Fair value of contributed services was $233,616 and $280,340 for 2013 and 2012, respectively. For 2012, the amount represents a full year’s worth of costs of certain shared administrative services and the costs for services provided by our CEO and Controller who did not receive compensation from FITT prior to the Merger. For 2013, the amount represents these costs through October 29, 2013, the effective date of the Merger at which time the two employees accrued salaries in the post-merged company according to their existing contracts with FITT Highway

Interest Expense

Interest expense in 2013 was $465,532 compared to $370,500 for the same period in 2012. The 2013 amount includes $272,015 accretion of principal balance relating to notes payable that are repayable at two times principal while the 2012 amount includes $228,804 of similar accretion. Additionally, coupon interest and discount amortization were about $52,000 higher in 2013 than 2012 on higher debt balances.

Interest Income

Interest income during 2013 was $33,283 compared to $26,061 during the same period of 2012. The interest income represents an interest accrual on the advances to shareholder.

Loss on Extinguishment of Debt

During 2013, a creditor holding notes payable with repayment amounts totaling $410,000 converted his notes and related accrued interest into 863,376 shares of common stock of our merged company. We valued the shares issued upon conversion at their fair market value as of December 19, 2013, the date of issuance and recorded a loss on extinguishment of debt totaling $382,976 in connection with this transaction.

Liquidity and Capital Resources

The report of FITT’s independent registered public accounting firm on the financial statements for the year ended December 31, 2013 contains an explanatory paragraph expressing substantial doubt about their ability to continue as a going concern as a result of recurring losses and a working capital deficiency. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if FITT is unable to continue as a going concern.

At December 31, 2013, our principal sources of liquidity result from sales of our products, capital contributions and issuance of notes payable. Their principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until they achieve profitability, servicing debt, and making expenditures for general corporate purposes.

Management continues to seek capital through various sources.

DEBT

In 2013 and 2012, we issued a number of notes payable and used the proceeds to fund operations. These notes payable were, in most cases, issued along with common shares of FITT or common shares of FHWY which were owned by FITT prior to the Merger. See Note 10 to the accompanying financial statements for additional information.

Subsequent to December 31, 2013, holders of $55,000 of debt (repayment value) elected to convert the obligations, including the related accrued interest totaling $15,479 into 115,637 common shares of the merged entity.

EQUITY

In 2013, we issued 526,599 shares of common stock (total value of $27,500) in consideration of entering into agreements with Andrew Loza and Anna Rawson. Also in 2013, we issued 213,300 of our common shares (total value of $83,250) to two employees as incentive for them to begin employment with us.

At December 31, 2013, our cash and cash equivalents were $585 and we had negative working capital of nearly $4.5 million.

Cash Flows

The following table sets forth our cash flows for the year ended December 31:

	2013	2012	Change
Operating activities
Net loss	$(1,666,458)	$(752,165)	$(914,293)
Change in non-cash items	1,036,381	535,905	500,776
Change in working capital	409,523	71,491	338,032
Total	(220,554)	(144,769)	(75,785)
Investing activities	(80,629)	(359,609)	278,980
Financing activities	294,500	503,500	(209,000)
Total	$(6,683)	$(878)	$(5,805)

Operating Activities

The change in non-cash items includes loss on extinguishment of debt, shares issued for compensation and services, the fair value of contributed services, depreciation, and amortization of debt discount/debt accretion.

Investing Activities

Cash used in investing activities consists of capital expenditures, along with cash advances to and repayments from a related party and our major shareholder. For 2013, this category also includes net liabilities assumed in the Merger.

Financing Activities

In 2013, there was $230,000 and $64,500 cash provided from the issuance of notes payable and capital contributions, respectively. This compares to $205,000 and $298,500, respectively, in the comparable period in 2012.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FITT Highway Products, Inc.

We have audited the accompanying consolidated balance sheets of FITT Highway Products, Inc. and subsidiary (collectively the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2013. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FITT Highway Products, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and has a significant working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon
Newport Beach, California
April 15, 2014

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$585	$7,268
Accounts receivable, net of allowance	–	824
Inventories	52,496	50,671
Prepaid and other	4,232	4,741
Advances to related party	–	247,700
Total current assets	57,313	311,204
Property and equipment, net	12,169	14,814
Investment securities of related party:
Available for sale	–	7,000
Held to maturity	–	315,000
Total assets	$69,482	$648,018

Commitments and contingencies (Note 12)	–	–

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$694,003	$61,887
Accrued expenses	324,522	257,249
Accrued compensation	1,712,724	–
Notes payable	1,650,000	1,311,747
Advances from related parties	159,074	–
Total current liabilities	4,540,323	1,630,883
Total liabilities	4,540,323	1,630,883
Shareholders’ deficit:
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012, respectively.	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 38,018,748 and 32,231,661 shares issued and outstanding at December 31, 2013 and 2012, respectively.	38,019	1,554
Additional paid-in capital	213,876	1,860,007
Advances to shareholder	–	(544,667)
Accumulated other comprehensive loss	–	(111,000)
Accumulated deficit	(4,722,736)	(2,188,759)
Total shareholders’ deficit	(4,470,841)	(982,865)
Total liabilities and shareholders’ deficit	$69,482	$648,018

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Net sales	$39,315	$29,924
Cost of goods sold:
Cost of goods	13,658	11,299
Inventory impairment	29,200	–
Total cost of goods sold	42,858	11,299
Gross profit (loss)	(3,543)	18,625

Operating expenses:
Selling and marketing	276,444	57,448
General and administrative	336,830	87,763
Fair value of contributed services	233,616	280,340
Total operating expenses	846,890	425,551
Operating loss	(850,433)	(406,926)

Other (income) expense:
Interest expense	465,532	370,500
Interest income	(33,283)	(26,061)
Loss on extinguishment of debt	382,976	–
Loss before income taxes	(1,665,658)	(751,365)
Income taxes	800	800
Net loss	$(1,666,458)	$(752,165)

Basic and diluted net loss per common share	$(0.05)	$(0.02)

Weighted average number of common shares used in basic and diluted per share calculations	33,627,167	31,995,703

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Advances to	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shareholder	Loss	Deficit	Total
Balance at December 31, 2011	–	$–	31,590,343	$31,590	$1,231,231	$(398,918)	$(55,500)	$(1,436,594)	$(628,191)
Capital contributions	–	–	–	–	308,500	–	–	–	308,500
Fair value of contributed services	–	–	–	–	280,340	–	–	–	280,340
Stock issued in connection with the issuance of notes payable	–	–	641,318	642	9,258	–	–	–	9,900
Advances to shareholder	–	–	–	–	–	(145,749)	–	–	(145,749)
Unrealized loss on available for sales securities	–	–	–	–	–	–	(55,500)	–	(55,500)
Net loss	–	–	–	–	–	–	–	(752,165)	(752,165)
Balance at December 31, 2012	–	–	32,231,661	32,232	1,829,329	(544,667)	(111,000)	(2,188,759)	(982,865)
Stock issued to non-employees for services and operating expenses	–	–	526,599	527	26,973	–	–	–	27,500
Stock issued for compensation	–	–	213,300	213	83,037	–	–	–	83,250
Capital contributions	–	–	–	–	64,500	–	–	–	64,500
Fair value of contributed services	–	–	–	–	233,616	–	–	–	233,616
Stock issued in connection with the issuance of notes payable	–	–	28,440	29	4,971	–	–	–	5,000
Unrealized gain on available for sales securities	–	–	–	–	–	–	28,292	–	28,292
Shares retained in Merger by FHWY shareholders and related liabilities assumed	–	–	4,155,372	4,155	(2,934,232)	544,667	82,708	(867,519)	(3,170,221)
Stock issued for extinguishment of debt	–	–	863,376	863	905,682	–	–	–	906,545
Net loss	–	–	–	–	–	–	–	(1,666,458)	(1,666,458)
Balance at December 31, 2013	–	$–	38,018,748	$38,019	$213,876	$–	$–	$(4,722,736)	$(4,470,841)

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,666,458)	$(752,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	382,976	–
Common stock issued for services and compensation	110,750	–
Fair value of contributed services	233,616	280,340
Depreciation	5,786	2,228
Amortization of debt discount/debt accretion	303,253	253,337
Changes in operating assets and liabilities:
Accounts receivable	824	(824)
Inventories	(1,825)	(50,671)
Prepaid expenses	510	(1,531)
Accounts payable	131,572	11,531
Accrued expenses	172,361	112,986
Accrued compensation	106,081	–
Net cash used in operating activities	(220,554)	(144,769)

Cash flows from investing activities:
Capital expenditures	(3,015)	(14,310)
Advances (repayments) to/from related party	69,524	(199,550)
Advances to shareholder	(147,138)	(145,749)
Net cash provided by investing activities	(80,629)	(359,609)

Cash flows from financing activities:
Proceeds from issuance of notes payable	230,000	205,000
Proceeds from capital contributions	64,500	298,500
Net cash provided by financing activities	294,500	503,500

Net decrease in cash and cash equivalents	(6,683)	(878)

Cash and cash equivalents at beginning of year	7,268	8,146
Cash and cash equivalents at end of year	$585	$7,268

Supplemental disclosure of cash flow information:
Cash paid for interest	$562	$266
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Repayment of advances from related party in stock	$691,805	$315,000
Conversion of notes payable and accrued interest	$906,545	$–
Discount on notes payable	$128,000	$9,900
Net liabilities assumed from reverse merger	$2,987,791	$–

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

Notes to Consolidated Financial Statement

1.	Business and Management’s Plan of Operation

Business

Our business is the manufacturing (on an outsource basis), distribution and sale of energy drinks. We market three two-ounce energy shots named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”), “F.I.T.T. Energy Extreme” and "F.I.T.T. Energy Rx". We have significant debt and our profitability and cash flow are dependent upon our success in marketing our three energy shot products.

Merger with FITT

In 2012, F.I.T.T Energy Products, Inc. (“FITT”) proposed negotiating a business combination with FITT Highway Products, Inc. (“FHWY”) and, on November 5, 2012, the FHWY Board of Directors approved commencing formal negotiations with FITT in this regard. On June 12, 2013, the Board, by unanimous written consent, recommended that FHWY stockholders approve the Company entering into a Merger and Reorganization Agreement (the “Merger Agreement”) with FITT and on June 12, 2013, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: entry into the Merger Agreement with FITT whereby FITT merged into the FHWY, with FHWY being the surviving entity (the “Merger”). The Merger Agreement, which was entered into on June 18, 2013, required that FITT obtain an independent valuation which would serve as the basis for a share exchange once all necessary approvals were obtained. A Definitive Information Statement on Schedule 14C (“DEF 14C”) was mailed to FHWY shareholders on October 8, 2013 and the Merger became effective on October 29, 2013. On October 29, 2013, FHWY issued 33,000,000 shares of common stock to the shareholders of FITT in the manner set out in the Merger Agreement. As such, the FITT shareholders owned approximately 89% of the post merged company as of the transaction date. FHWY and FITT are hereafter known collectively as the “Company”. During the year ended December 31, 2013, on a consolidated basis, net loss attributable to FHWY and FITT was approximately $100,900 and $1,565,600, or $0.00 and $0.05 per weighted average share.

For accounting purposes, this merger is being treated as a reverse-acquisition since control of our Company passed to the FITT shareholders. As a result of this accounting treatment, subsequent to October 29, 2013, the effective date of the reverse-acquisition, the historical financial statements of FITT, the accounting acquirer, are presented for all periods prior to the acquisition as a change in reporting entity. The financial statements of FITT Highway Products, Inc. are included from October 29, 2013. The assets acquired and liabilities assumed of FITT Highway Products, Inc. were recorded at fair value, which approximated the carrying value, on the acquisition date and included in the financial information post-merger. The following is pro-forma revenue and earnings information assuming both our Company and FITT had been combined as of January 1, 2012. Amounts have been rounded to the nearest thousand and are unaudited:

	Years Ended December 31,
	2013	2012

Sales, net	$39,000	$30,000

Income (loss) before income taxes	$(2,338,000)	$1,129,000

The following is a summary schedule of FHWY assets and liabilities assumed as of the Merger date.

Assets:
Property and equipment	$127
Total Assets	127

Liabilities and redeemable preferred stock:
Accounts payable	500,544
Accrued expenses	9,981
Accrued compensation	1,606,643
Notes payable	218,500
Related party advances	337,250
Redeemable preferred stock	315,000
Total liabilities and redeemable preferred stock	2,987,918

Net liabilities in excess of assets	$(2,987,791)

The shares retained in Merger by FHWY shareholders and related liabilities assumed included in the accompanying consolidated statement of stockholders deficit also includes the repayment of advances from our CEO (Note 5) and elimination shares held by FITT that were effectively cancelled as part of the Merger.

Management’s Plan of Operations

We are continuing our efforts to expand our distribution network, develop our sales and marketing programs, and increase brand awareness for the FITT Energy Shots. During the years ended December 31, 2013 and 2012, we generated significant losses in furtherance of our efforts in these areas, as these efforts required significant resources and capital.

In April 2012, we received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with us to distribute our energy product line to Core-Mark’s customer base. Core-Mark is one of the largest broad-line, full-service marketers and distributors of packaged consumer products in North America. Under this program, we have made sales to a distribution division of Core-Mark and they in turn have resold our products to their many customers. Core-Mark’s plan is to launch our products in California, Nevada and Arizona, then move across the country to other divisions. Our marketing program for sales into this market includes in-store display racks and signage, and also includes support by field sales reps and by various forms of media designed to drive the consumer to purchase the product at the retail outlets.

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty. We are continuing to generate losses and to attempt to seek capital. In addition, we have significant debt. We intend to continue to attempt to compromise our remaining debt. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to generate positive cash flow from operations or raise adequate capital we may have to reduce or cease operations.

Management continues to seek capital through various sources. On June 10, 2013 we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”). Under the agreement, CIM agreed to attempt to raise a maximum of $5.0 million for us on a best efforts basis. In July 2013, together with CIM, we produced a private placement memorandum for $1.5 million in bridge loan financing. Once the bridge loan financing was arranged, CIM was to turn its efforts to the $5.0 million offering. Unfortunately, CIM’s efforts have not been successful.

2.	Reverse Stock Split

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

3.	Significant Accounting Policies

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present the company's financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing the company's financial statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FITT Highway Products, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our significant estimates relate to the assessment of long-lived assets, contingencies related to pending or threatened litigation and the valuation of stock awards.

Concentrations of Credit Risks

We will invest any cash balances we may have through high-credit quality financial institutions. From time to time, we may maintain bank account levels in excess of FDIC insurance limits. If the financial institution in which we have our accounts has financial difficulties, any cash balances in excess of the FDIC limits could be at risk.

Accounts receivable at December 31, 2012 was from one customer. There were no accounts receivable at December 31, 2013.

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

As of December 31, 2013 and 2012, we did not have any level 1, 2, or 3 assets or liabilities. Derivatives which include an embedded conversion feature on a note issued in 2014 (See Note 17 - Asher Debt) will be considered a level 2 instrument.

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

Convertible Debt

We account for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. We record all of these liabilities at their fair value at issuance and adjust the liabilities quarterly to reflect changes in their fair value. Quarterly adjustments to the fair value of these liabilities generate non-cash expense if they increase and non-cash income if they decrease.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership of and title to our products pass to customers upon delivery of the products to customers. Net sales are determined after deducting promotional and other allowances in accordance with ASC 605-50. The Company's promotional and other allowances are calculated based on various programs with its distributors and retail customers, and accruals are established during the year for anticipated liabilities. These accruals are based on agreed upon terms, as well as the Company's historical experience with similar programs and require management's judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expense and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

Net Loss per Share

Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. At December 31, 2013 and 2012, we no outstanding options or warrants to purchase any of our common shares, respectively.

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

4.	Inventories

Inventories consist of the following:

	December 31, 2013	December 31, 2012
Finished goods	$51,905	$43,464
Raw materials – boxes and labels	591	7,207
	$52,496	$50,671

5.	Advances to Related Parties

To Related Parties

Advances to Related Parties are advances made to FHWY. In August 2010, we entered into the Operating Agreement with FHWY and have advanced them funds to cover their basic operating expenses and costs to be a public company such as legal, accounting, public filing and investor relations costs. With the finalization of the Merger, all advances to FHWY have been eliminated in consolidation. Activity during the years ended December 31, 2013 and 2012 consists of the following:

	Year Ended 2013	Year Ended 2012
Balance beginning of period	$247,700	$363,150
Activity:
Net cash advances (repayments)	(70,548)	199,550
FHWY preferred shares issued to us	–	(315,000)
Eliminated upon finalization of Merger	(177,152)	–
Balance end of period	$–	$247,700

In May 2012, we were issued 105,000 shares of FHWY preferred stock, valued at $315,000, as a partial reduction of the debt FHWY owed FITT. With the finalization of the Merger, these preferred shares have been effectively cancelled.

To Shareholder

Advances to Shareholder consisted of monies advanced to our CEO, either personally or to a company he owns. No advances were made subsequent to the effective date of the Merger. Since August 2009, our CEO has been employed by FHWY under an employment agreement and has been paid an insignificant portion of his accrued salary to date.

During the fourth quarter of 2013, our CEO repaid the advances of $691,805, including annual interest of 6%, through an agreement to surrender 668,386 shares of common stock of our post-merged company which were beneficially owned by him as part of the Merger. The shares were valued at approximately $1.04, the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares. Because the advances were repaid in shares of our common stock, we have recorded them within Shareholders’ Deficit in the accompanying consolidated balance sheet at December 31, 2012.

Advances to shareholder consist of the following:

	December 31, 2013	December 31, 2012
Advances to our CEO	$–	$493,682
Accrued interest on advances	–	50,985
	$–	$544,667

6.	Property and Equipment

Property and equipment consist of the following at December 31:

	December 31, 2013	December 31, 2012
Furniture	$6,536	$–
Computers	11,091	3,192
Software	16,894	14,310
Less accumulated depreciation	(22,352)	(2,688)
	$12,169	$14,814

Depreciation expense was $5,786 and $2,228 for the years ended December 31, 2013 and 2012, respectively.

7.	Investment Securities

Available for Sale

These securities represent shares of common stock of FHWY. During the periods presented, FHWY issued us shares of their common stock as a reduction in amounts they owed to us. We have used certain of these shares as incentive shares in combination with our issuance of promissory notes and as payment for consulting services provided to us prior to the Merger. Upon finalization of the Merger, these shares have been effectively cancelled.

Activity in investment securities available for sale during the years ended December 31, 2013 and 2012 consists of the following:

	Year Ended 2013	Year Ended 2012
Shares beginning of period	29,167	25,000
Activity:
Shares previously issued for services – not released	–	4,167
Shares effectively cancelled upon Merger	(29,167)	–
Shares end of period	–	29,167

Shares held have been valued at their fair market value based on the publicly traded market price of the shares, and the unrealized loss in share value recorded as Accumulated Other Comprehensive Loss in the accompanying Balance Sheet as of December 31, 2012.

Held to Maturity

Held to maturity investment securities at December 31, 2013 and 2012 represent 105,000 Series A preferred shares of FHWY, which were issued to us in May 2012 as a partial reduction of the debt they owed us. See Note 5. The Series A preferred stock has been designated with the following rights:

•	Voting rights – each share has ten votes.
•	Conversion – each share is convertible, at the holder’s option, into FHWY common shares on a one for one (1 for 1) basis.
•	Redemption – each share is redeemable ten years from the date of issuance, or sooner at the holder’s option, at the rate of $3.00 per share.
•	Liquidation – upon liquidation, dissolution or winding up of FHWY, whether voluntary or involuntary, each share shall be preferred in order of payment to the holders of FHWY common stock at a rate of $3.00 per Series A share.
•	Dividend rights – none.

Management and our Company had intended to hold these shares until their redemption date and thus they were classified as held to maturity. With the finalization of the Merger, these preferred shares have been effectively cancelled.

8.	Accrued Expenses

Accrued expenses consist of the following at:

	2013	2012
Accrued interest	$312,057	$256,629
Accrued royalties and commissions	11,666	620
Other	799	–
	$324,522	$257,249

Commitments and Contingencies

As stated in Note 5, we have made advances to our CEO, either personally or to a company he owns. We have treated the advances with the understanding that they would be repaid with interest. Subsequent to the Merger, our CEO agreed to pay back the advances, along with interest, with good and valuable shares of common stock of the post-merged company based on the fair value of the common stock on the date of settlement. Although we believe these advances have been appropriately accounted for, it is reasonably possible that a future examination by an external party may deem a portion of these advances to may compensatory. If such determination is made, the Company may be liable for employer payroll taxes on advances deemed compensatory. Based on our estimation, if such a determination is made, the corresponding liability could range from approximately $17,000 to approximately $50,000.

9.	Accrued Compensation

Accrued compensation consists of the following at:

	2013	2012
Accrued officers (and former officers) compensation	$912,343	$–
Other accrued compensation	330,599	–
Accrued payroll taxes – delinquent	311,595	–
Accrued payroll taxes on accrued payroll (not yet due)	158,187	–
	$1,712,724	$–

The majority of the December 31, 2013 amounts reflect obligations incurred with the finalization of the Merger. In addition, during the year ended December 31, 2013, we became delinquent with payroll taxes on payroll paid during the year in the amount of $24,140.

In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes.

10.	Notes Payable

Notes payable consists of the following at:

	December 31, 2013	December 31, 2012
Convertible promissory notes – debt acquisition	$200,000	$–
Notes payable - original bridge	170,000	245,000
Notes payable – bridge loan #1	405,000	580,000
Notes payable – bridge loan #2
Notes payable – at maturity date	350,000	510,000
Debt accretion – remaining on-issuance accretion	–	(22,015)
Debt discount – remaining on-issuance discount	–	(1,238)
Notes payable – bridge loan #3	500,000	–
Convertible promissory notes – service agreement	20,000	–
Notes payable – other	5,000	–
	$1,650,000	$1,311,747

Convertible Promissory Notes – Debt Acquisition

During the first quarter of 2013 we entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). Under the Debt Agreements, we issued convertible promissory notes totaling $150,000, $50,000 of which was subsequently converted to equity. The notes bear interest at 10% per annum and are repayable at two times the principal amount of the notes. Repayment is to be made by conversion into shares of our common stock based on a 20-day volume weighted average price with the minimum conversion price based on a market valuation for our company of $10 million the maximum based on a market valuation of $20 million. The due date by which the Debt Funders were to convert the notes is December 31, 2013, but such conversion has not yet been made.

Note Payable – Original Bridge

These notes payable bear interest from 10% to 12% per annum and are repayable from a pool of 10% of gross proceeds from the sales of the FITT Energy Shot. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. As such, the notes payable are in default and have been recorded as current liabilities in the accompanying Balance Sheets for all periods presented.

Note Payable – Bridge Loan #1

In August 2010, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of common stock of FHWY for every dollar invested (“Bridge Loan #1”). In connection with this offering, we issued notes with face value totaling $580,000. The notes were repayable 12 months from the date of issue and repayment is to come from a pool of 10% of cash receipts from the sales of the FITT Original product. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. As such, the Bridge Loan #1 notes payable are in default and have been recorded as current liabilities in the accompanying Balance Sheets for all periods presented.

Note Payable – Bridge Loan #2

In November 2011, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default) and 5.5 shares of our common stock for every dollar invested (“Bridge Loan #2”). During 2013 and 2012, we issued notes with face value cash proceeds totaling $0 and $205,000, respectively. The notes are repayable at two times the principal amount of the notes (total repayment amount of $510,000 for all notes) and mature at various dates, all of which are within twelve months of the date of issuance. In connection with the offering, in 2012 we issued noteholders 641,318 shares of our common stock. In the event we file a registration statement with the SEC and it is declared effective, we have the option to repay the original principal plus accrued interest in shares of our common stock calculated at the offering price within the registration. No payments have been made to date on these notes payable. As such, the Bridge Loan #2 notes payable are in default and have been recorded as current liabilities in the accompanying Balance Sheets for all periods presented.

The additional principal of $255,000 is being accreted on a straight-line basis over the respective term of each of the notes. We also recorded an initial discount on the notes of $11,275 ($9,900 for notes issued in 2012) based on the estimated fair market value of our common shares on the date of issuance. In connection with the debt discount and accretion, we charged the following to interest expense in the following periods:

	Debt Discount	Accretion	Total
Year Ended December 31, 2013	$31,239	$272,014	$303,253
Year Ended December 31, 2012	$9,922	$228,805	$238,727

As of December 31, 2013 there was no remaining unamortized discount.

Note Payable – Bridge Loan #3

In December 2012 we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note(interest rate increasing to 18% upon an event of default). During the year ended December 31, 2013, we issued a note with face value totaling $250,000 in connection with the offering and received proceeds of $225,000. The note is repayable at two times the principal amount of the note (repayment amount of $500,000) and matured June 30, 2013. We have the option to repay the note in cash, shares of common stock of the merged entity, or a combination of cash and shares of common stock. Any portion of payment made in shares of our common stock are to be valued at the 20-day volume weighted adjusted market price of the stock of the merged entity. No payments have been made to date on these notes payable. As such, the Bridge Loan #3 notes payable are in default and have been recorded as current liabilities in the accompanying Balance Sheet as of December 31, 2013.

We recorded an initial discount of $25,000 on this note which we amortized through June 30, 2013, the effective maturity date of the note. The additional principal of $250,000 was accreted through the effective maturity date of June 30, 2013.

Convertible Promissory Notes – Service Agreement

During the first quarter of 2013, FHWY became obligated to issue convertible promissory notes totaling $20,000 to a company under a Service Agreement. The notes bear no interest and were to be repayable through a conversion into shares of our common stock. We have determined that the service provider has not performed any services under the agreement and the note is in dispute.

Note Payable - Other

On April 3, 2013, we issued a note payable in the amount of $5,000 together with 28,440 shares of our restricted common stock. The note, which carries an interest rate of 10% per annum, matured on October 3, 2013. We recorded an initial discount on this note of $5,000 based on the estimated fair market value of our common shares on the date of issuance. The debt discount was amortized over the 6-month term of the note and was $5,000 for the year ended December 31, 2013. See Note 17 for subsequent conversion of this note.

Debt Conversions

On December 19, 2013, a creditor holding notes payable with repayment amounts totaling $410,000 converted his notes and related accrued interest into 863,376 shares of common stock. The notes converted consisted of the following:

Notes payable - original bridge	$75,000
Notes payable – bridge loan #1	175,000
Notes payable – bridge loan #2	160,000
$410,000

We valued the shares issued upon conversion at their fair market value as of December 19, 2013, the date of issuance. During the fourth quarter of 2013, we recorded a loss on extinguishment of debt totaling $382,976 in connection with this transaction.

11.	Related Parties

The balance at December 31, 2013 represents $144,074 advanced by our CEO, either personally or through a company he owns and $15,000 advanced by a shareholder. Also see Note 5 for additional information regarding related parties transactions.

12.	Commitments and Contingencies

We lease our current office space in Mission Viejo, California on a month-to-month basis and have no other non-cancellable operating leases. The monthly payment under the lease is $2,000. Rent expense under operating leases amounted to $4,000 and zero, respectively, for the years ended December 31, 2013 and 2012 as pre-merger expenses were contained in fair value of contributed services.

13.	Litigation

Oswald & Yap

On January 13, 2012, a complaint was filed against FHWY in the Superior Court of the State of California, County of Orange, by Oswald & Yap LLP (“Oswald”). The complaint, which was for unpaid legal services in the amount of $40,734, also named our CEO and FITT as defendants. Our CEO, as an individual, and FITT, as a company, were never a party to any agreement with Oswald. Effective October 17, 2012, we entered into an Agreement for Use of Stipulation for Judgment under which we agreed to pay Oswald $25,000 no later than December 17, 2012 and Oswald agreed to release all defendants, but we were unable to make the required payment.

On October 12, 2012, attorneys for our CEO and FITT filed a Motion for Summary Judgment, essentially requesting they be dismissed from the case. On January 30, 2013 FHWY, along with our CEO and FITT, reached a settlement with Oswald whereby Oswald would drop litigation against all defendants and release them from any and all obligations, and the defendants agreed not to attempt to collect from Oswald legal fees and costs related to this matter.

14.	Capital Stock

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001. On May 15, 2012, our Board of Directors agreed to issue 105,000 shares of our preferred stock, designated as Series A, to FITT as a reduction of $315,000 in debt we owed them. Upon finalization of the Merger, these shares were cancelled.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001.

Common Stock to Consultants and Advisors for Services

During 2013, we issued 526,599 shares of common stock, valued at $27,500 in payment for services relating to retail distribution, product representation and strategic counseling. No shares were issued for services during 2012. The fair value of the issued shares was determined based on the closing stock price on the date of issuance or commitment, and the shares were earned on their respective vesting dates.

We have recorded expenses for shares issued for services rendered in the accompanying Statements of Operations for December 31, 2013 and 2012 as follows:

	2013	2012
Selling and marketing	$20,000	$–
General and administrative	7,500	–
Total	$27,500	$–

Common Stock Issued for Compensation

During 2013, we hired a Director of Sales and a Retail Business Manager. As part of the employment arrangements, we issued the individuals a total of 214,555 shares of our common stock and recorded selling and marketing expense of $83,250 in connection with the share issuances based on our determination of the fair market value of the shares.

Warrants

A summary of the status of warrants for the years ended December 31, 2013 and 2012 is as follows:

	Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2011	4,736	$88.80
Granted	–	–
Exercised	–	–
Cancelled	(4,736)	88.80
Warrants outstanding, December 31, 2012	–	$–
Granted	–	–
Exercised	–	–
Cancelled	–	–
Warrants outstanding, December 31, 2013	–	$–

Stock Options

During the years ended December 31, 2013 and 2012, there were no stock options outstanding and there was no expense related to stock options.

On June 29, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of equity awards to our directors, officers, other employees, consultants, independent contractors and agents, including stock options to purchase shares of our common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 13,889 shares of our common stock may be issued pursuant to awards granted under the 2007 Plan, subject to adjustment in the event of stock splits and other similar events. The 2007 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board. As of December 31, 2013, no stock option grants have been made under the 2007 Plan.

15.       Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2013	2012

Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Fair value of contributed services	-5.6%	-14.9%
Loss on extinguishment of debt	-9.2%	–
Amortization of debt discount and accretion of debt	-7.3%	-13.4%
Interest income on shareholder advances	0.8%	1.4%
Common stock issued for employee services	-2.0%	–
Non-deductible entertainment	-0.1%	-0.2%
Temporary differences:
Accrued liabilities and other	–	-0.1%
Change in valuation allowance	-16.5%	-12.7%
Total provision	-0.1%	-0.1%

The major components of the deferred taxes are as follows at December 31:

	Asset (Liability)
	2013	2012
Current:
Reserves and accruals	$195,880	$102,021
Noncurrent:
Net operating losses	330,413	149,062
Valuation allowance	(526,293)	(251,083)
Net deferred tax asset	$–	$–

Based on federal tax returns filed or to be filed through December 31, 2013, we had available approximately $26,416,000 in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure. Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes. For Federal income tax purposes, the net operating losses begin to expire in 2026. State net operating loss carryforwards through December 31, 2013 are approximately $24,067,000 and begin to expire in 2014.

With the finalization of the Merger, we have experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. As a result, our net operating loss carryforwards for federal income tax reporting will be significantly limited based on the fair value of our Company on the date of change in ownership. Such change is expected to provide benefit to us only upon the attainment of profitability.

During the years ended December 31, 2013 and 2012, our valuation allowance increased by approximately $275,210 and $95,716, respectively.

The United States Federal return years 2010 through 2013 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations. We are subject to examination by the California Franchise Tax Board for the years 2010 through 2012 and currently does not have any ongoing tax examinations.

16.       Agreements

2013 AGREEMENTS

Agreement with Andrew Loza

On January 5, 2013, we entered into a Consulting Agreement with Andrew Loza, an individual with significant experience in product representation and strategic alliances.  The agreement called for Mr. Loza to provide services in the areas of corporate strategies and retail distribution networks. The agreement has a term of 12 months and is cancelable on 180 days’ notice. In connection with the agreement, we agreed to make monthly payments to Mr. Loza of $5,000 and to issue him 426,599 shares of common stock. The common stock, which was fully vested on January 5, 2013, the date of issuance, was valued at the estimated fair market value of our stock of $0.018 per share. For the year ended December 31, 2013 we recorded general and administrative expenses totaling $67,500 ($60,000 in cash and $7,500 in stock) as a result of this transaction.

Agreement with Anna Rawson

On March 12, 2013, we entered into a Consulting Agreement with Anna Rawson, an individual with extensive experience in the area of product representation, including product endorsement in radio and television interviews as well as public appearances at corporate events.  The agreement called for Ms. Rawson to provide a variety of services including a photo and video shoot, a social media campaign, a media interview campaign and public appearances. In connection with the agreement, we issued Ms. Rawson 100,000 shares of our common stock. The common stock, which was fully vested on March 12, 2013, the date of issuance, was valued at the estimated fair market value of our stock of $0.20 per share. For the year ended December 31, 2013 we recorded marketing expense totaling $20,000 as a result of this transaction.

17.       Subsequent Events

Asher Debt

On January 6, 2014 we issued a convertible promissory note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at 8% per annum and matures on October 8, 2014. Any amount of principal or interest which is not paid by the maturity date will bear interest at 22% per annum from the maturity date. The note is convertible into common stock beginning 180 days from the date of the note at a conversion price of 58% of the market price of our stock. The note has a ratchet provision, which adjusts the conversion price in the event of a capital raise at a lower amount per share than the conversion price. The conversion feature will be accounted for as a derivative liability upon the passage of time and the note becoming convertible if not extinguished as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

Agreement with Greenome Development

We have agreed to provisions in a March 28, 2014 Letter of Intent (“LOI”) from Greenome Development Group Inc. (“Greenome”) to sell to Greenome 80% of our outstanding common stock. The purchase price for the shares is $400,000 including any funds necessary to mitigate debt to Greenome’s satisfaction. $50,000 of the purchase price was received in April 2014 and an additional $150,000 is due on April 15, 2014. The final $200,000 is due upon conclusion of debt mitigation to Greenome’s satisfaction and the closing of a formal stock purchase agreement. We agreed to be responsible for the following SEC filings: (1) Form 10-K for the year ending December 31, 2013, (2) Form 10-Q for the three months ending March 31, 2014 and (3) Form 10-Q for the three months ending June 30, 2014. Completion of this transaction will also be subject to shareholder approval. Under the LOI, we agreed to use our best efforts to keep the outstanding common shares at approximately 38,000,000 shares.

Debt Conversion

Subsequent to December 31, 2013, a creditor holding notes payable with repayment amounts totaling $55,000 converted his notes and related accrued interest into 115,637 shares of common stock of our merged company. The notes converted consisted of the following:

Notes payable – bridge loan #1	$50,000
Notes payable – other	5,000
$55,000

Employee Advance

Effective January 14, 2014 an employee repaid certain advances previously made to him in the amount of $27,551 through an agreement to surrender 27,350 shares of common stock of our post-merged company which were beneficially owned by him. The shares were valued at the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2013 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of December 31, 2013.

ITEM 9A(T)	CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Michael R. Dunn	62	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Derek Jones	75	Director

Michael R. Dunn, our Chief Executive Officer, Chief Financial Officer, and member of our Board of Directors, joined us on May 28, 2008. He has been responsible for the entire operation and forming the vision and future of our company which has never made a profit. Our company, which has minimal revenues, is a turn-around project. In order to be successful, we require a significant reduction of our debt mitigation, a major capital infusion and a more effective product distribution. Mr. Dunn, through his personal relationships with physicians, spearheaded the development of our energy shots to appeal to a broader age group and gender demographic. Additionally, he relocated our office from Carlsbad, CA to Mission Viejo, CA to significantly reduce overhead.

Because of our significant debt and other factors, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us. As a result, Mr. Dunn established F.I.T.T. Energy Products, Inc. (“FITT”), a private company controlled by certain of its investors and Company management, to perform the majority of our operating services. Through FITT, he was able to enter into contracts for product formulation and production, marketing, fulfillment and call center services. Also using FITT, Mr. Dunn was able to retain two crucial marketing partners to assist with FITT’s product rollout efforts – GRIPS Marketing Corporation and Havas Edge. GRIPS is a marketing company managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets, and who has significant relationships with some of the largest distributors that service those outlets. Havas, which is a member of Havas Worldwide, one of the largest marketing companies in the world, is helping FITT create important marketing resources, including a television commercial, a microsite for internet marketing, a media placement program and an overall advertising campaign for the retail marketplace. During 2013, Mr. Dunn managed the Merger with FITT.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael R. Dunn, CEO, CFO (1)	2013	$229,731	$-0-	$-0-	$-0-	$-0-	$-0-	$229,731
	2012	$218,791	$-0-	$-0-	$-0-	$-0-	$-0-	$208,373

(1)	Joined us May 28, 2008. For 2013 and 2012, all of Mr. Dunn’s salary was accrued and none was paid.

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

During 2013 and 2012, we accrued director’s fees for Derek Jones in the amount of $2,000 and zero, respectively.

Grants of Plan Based Awards

There were no grants of plan-based awards during our last fiscal year.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As previously discussed, on October 29, 2013, we issued 33,000,000 shares of our common stock to FITT for further distribution to the FITT shareholders, all as set out in the Merger Agreement. As of the date of this report, we are working on finalizing certain ownership and debt mitigation issues which could affect the ownership of certain of our common shares.

The following table sets forth certain information concerning our best estimate of the beneficial stock ownership of our common stock as of the date of this report pending the resolution of the issues note above. The information is presented with respect to: (i) each person who is known to us to beneficially own more than 5% of our common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 37,438,649 shares of outstanding common stock.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class(2)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class
Michael R. Dunn, CEO, CFO, Secretary, and Director	12,109,716	32.3%	-0-	0.0%
Derek Jones, Director	1,667	*	-0-	0.0%
All executive officers and directors as a group (two persons)	12,111,383	32.3%	-0-	0.0%
Estate of Sam Maywood, MD	9,763,922	26.1%	-0-	0.0%
Robert E. Crowson, Jr.	3,615,607	9.7%	-0-	0.0%
GRIPS Marketing Corporation (3)	3,161,726	8.4%	-0-	0.0%
Rand Scott, MD	2,506,561	6.7%	-0-	0.0%

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

(3)  The GRIPS shares were issued in connection with a Master Marketing Agreement. The terms of the agreement with GRIPS were negotiated with the understanding that the sales personnel of large distributors like Core-Mark would be a significant factor in the sales and servicing of their retail customers. In addition, we were led to believe that GRIPS would be able to provide significant assistance in the acquisition of retail customers as well as in the development of programs to encourage trial of our products by ultimate end users. We have since determined that our role in these areas, and therefore costs, will be significantly greater than initially believed. Specifically, we will need a larger than expected field service team to both acquire and support the retail customers, including those to which Core-Mark distributes. We will also be totally responsible for developing marketing strategies and programs including promotional programs aimed at increasing consumption frequency and product adaption. Given that the costs will be greater than originally anticipated, we are beginning the process of negotiating new terms of the agreement with GRIPS that more properly reflect the additional costs and effort required. We expect that this may significantly reduce GRIPS’ shareholdings shown in this table.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

dbbmckennon (the “Independent Auditors”) were our independent auditors and examined our financial statements for the years ended December 31, 2013 and 2012, respectively. The Independent Auditors performed the services listed below and were paid the aggregate fees listed below for the years ended December 31, 2013 and 2012.

Audit Fees

The Independent Auditors billed us aggregate fees of approximately $38,000 for the fiscal year ended December 31, 2013 and approximately $33,000 for the fiscal year ended December 31, 2012 for professional services rendered for their audit of our annual financial statements and their reviews of our financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

The Independent Auditors did not bill us any fees for either of the years ended December 31, 2013 or 2012 for any audit- related professional services.

Tax Fees

The Independent Auditors did not bill us any fees for either of the years ended December 31, 2013 or 2012 for any professional services for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

The Independent Auditors billed us aggregate fees of approximately $15,000 for the fiscal year ended December 31, 2013 for professional services related to their reviews of Form 8-K in connection with our Merger with FITT. The Independent Auditors did not bill us any fees for the year ended December 31, 2012 for any other professional services.

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

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005 (1)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001 (2)
3.2	Amended and Restated Bylaws, dated December 4, 2001 (2)
3.3	Amended and Restated Articles of Incorporation, dated April 27, 2005 (3)
3.4	Amended and Restated Articles of Incorporation, dated June 1, 2010 (4) (5)
10.1	Employment Agreement with Michael R. Dunn dated August 24, 2009 (6)
10.2	Employment Agreement with Robert E. Crowson, Jr. dated August 24, 2009 (6)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.
(2)	Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.
(3)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 28, 2005.
(4)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 21, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 21, 2010.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FITT HIGHWAY PRODUCTS, INC.

DATED: April 15, 2014	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

