Form 10-K/A
period 2013-12-31
FITT HIGHWAY PRODUCTS, INC.
filed 2014-04-18
CIK 1164964

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 15, 2014.

2

PART II - OTHER INFORMATION

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

FITT HIGHWAY PRODUCTS, INC.

DATED: April 18, 2014	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4