Form 10-Q
period 2014-03-31
FITT HIGHWAY PRODUCTS, INC.
filed 2014-05-20
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 20, 2014, there were 37,438,649 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.

FORM 10-Q

MARCH 31, 2014

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March, 31 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$25,932	$585
Inventories	52,496	52,496
Prepaid and other	3,981	4,232
Total current assets	82,409	57,313
Property and equipment, net	10,640	12,169
Total assets	$93,049	$69,482

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$761,456	$694,003
Accrued expenses and deposits	375,548	324,522
Accrued compensation	1,853,624	1,712,724
Notes payable	1,635,764	1,650,000
Advances from related parties	157,303	159,074
Total current liabilities	4,783,695	4,540,323
Total liabilities	4,783,695	4,540,323

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 37,438,649 and 38,018,748 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	37,439	38,019
Additional paid-in capital	290,979	213,876
Accumulated deficit	(5,019,064)	(4,722,736)
Total shareholders’ deficit	(4,690,646)	(4,470,841)
Total liabilities and shareholders’ deficit	$93,049	$69,482

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net sales	$–	$1,452
Cost of goods sold	–	501
Gross profit	–	951

Operating expenses:
Selling and marketing	7,904	28,059
General and administrative	214,221	42,517
Fair value of contributed services	–	70,085
Total operating expenses	222,125	140,661
Operating loss	(222,125)	(139,710)

Other (income) expense:
Interest expense	40,009	44,789
Interest income	–	(7,433)
Loss on extinguishment of debt	33,594	–
Other expense, net	600	200
Loss before income taxes	(296,328)	(177,266)
Provision for income taxes	–	–
Net loss	$(296,328)	$(177,266)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares used in basic and diluted per share calculations	38,009,492	32,336,211

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(296,328)	$(177,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	33,594	–
Common stock issued for services rendered	–	27,500
Fair value of contributed services	–	70,085
Depreciation	1,529	1,366
Amortization of debt discount and beneficial conversion feature	764	14,048
Changes in operating assets and liabilities:
Accounts receivable	–	(1,402)
Inventories	–	5,532
Prepaid and other	251	120
Accounts payable	67,453	7,610
Accrued expenses	36,506	31,727
Accrued compensation	113,349	–
Net cash used in operating activities	(42,882)	(20,680)

Cash flows from investing activities:
Capital expenditures	–	(906)
Repayments to related party	(1,771)	(11,923)
Advances to shareholder	–	(30,405)
Net cash used in investing activities	(1,771)	(43,234)

Cash flows from financing activities:
Proceeds from issuance of notes payable	40,000	–
Proceeds from deposit on proposed business combination	30,000	–
Proceeds from capital contributions	–	64,500
Net cash provided by financing activities	70,000	64,500

Net increase in cash and cash equivalents	25,347	586
Cash and cash equivalents at beginning of period	585	7,268
Cash and cash equivalents at end of period	$25,932	$7,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Repayment of advances with common stock	$27,551	$–
Conversion of notes payable and accrued interest	$70,479	$–
Discount on notes payable	$2,500	$–

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

1.	Business

Business

FITT Highway Products, Inc. (the “Company”) is in the business of manufacturing (on an outsource basis), distribution and sale of energy drinks. We market three two-ounce energy shots named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”), “F.I.T.T. Energy Extreme” and "F.I.T.T. Energy Rx". We have significant debt and our profitability and cash flow are dependent upon our success in marketing our three energy shot products.

Merger with FITT

In 2012, F.I.T.T Energy Products, Inc. (“FITT”) proposed negotiating a business combination with us and, on November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard. On June 12, 2013, the Board, by unanimous written consent, recommended that our stockholders approve the Company entering into a Merger and Reorganization Agreement (the “Merger Agreement”) with FITT and on June 12, 2013, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: entry into the Merger Agreement with FITT whereby FITT would be merged into the Company, with the Company being the surviving entity (the “Merger”). The Merger Agreement, which was entered into on June 18, 2013, required that FITT obtain an independent valuation which would serve as the basis for a share exchange once all necessary approvals were obtained. A Definitive Information Statement on Schedule 14C (“DEF 14C”) was mailed to our shareholders on October 8, 2013 and the Merger became effective on October 29, 2013. On October 29, 2013, we issued 33,000,000 shares of common stock to the shareholders of FITT in the manner set out in the Merger Agreement. As such, the FITT shareholders owned approximately 89% of the post merged company as of the transaction date. FITT Highway Products, Inc. and FITT are hereafter known collectively as the “Company”.

For accounting purposes, this merger is being treated as a reverse-acquisition since control of our Company passed to the FITT shareholders. As a result of this accounting treatment, subsequent to October 29, 2013, the effective date of the reverse-acquisition, the historical financial statements of FITT, the accounting acquirer, are presented for all periods prior to the acquisition as a change in reporting entity. The financial statements of FITT Highway Products, Inc. are included from October 29, 2013. The assets acquired and liabilities assumed of FITT Highway Products, Inc. were recorded at fair value, which approximated the carrying value, on the acquisition date and included in the financial information post-merger. The following is pro-forma revenue and earnings information for the three months ended March 31, 2013 assuming both our Company and FITT had been combined as of January 1, 2013. Amounts have been rounded to the nearest thousand and are unaudited:

Sales, net	$1,000

Income before income taxes	$232,000

Pro-forma income for the three months ended March 31, 2013 includes approximately $579,000 in non-cash gains on extinguishment of debt and creditor obligations.

Management’s Plan of Operations

We have not generated significant revenues for the three-month periods ended March 31, 2014 and 2013, respectively. Management continues to seek capital through various sources. On June 10, 2013 we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”). Under the agreement, CIM agreed to attempt to raise a maximum of $5.0 million for us on a best efforts basis. In July 2013, together with CIM, we produced a private placement memorandum for $1.5 million in bridge loan financing. Once the bridge loan financing was arranged, CIM was to turn its efforts to the $5.0 million offering. Unfortunately, CIM’s efforts have not been successful. Our inability to raise capital has adversely affected our efforts to expand our distribution network, develop our sales and marketing programs, and increase brand awareness. As such, we have sought additional merger partners. As a result, on March 28, 2014, we received a Letter of Intent (“LOI”) from Greenome Development Group Inc. (“Greenome”) to sell to Greenome 80% of our outstanding common stock and on May 6, 2014, we entered into a Share Exchange Agreement with Greenome with respect to this transaction. See Notes 11 and 12 for additional information.

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

On November 29, 2012, our Board executed a unanimous written consent authorizing and recommending that our stockholders approve a proposal to institute a one-for-sixty (1:60) reverse stock split. On the same day, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the Board’s recommendation. The reverse split became effective February 15, 2013. All references to shares and per share information in these consolidated financial statements have been restated to give effect to the Reverse Split.

3.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2013 as reported in our Form 10-K have been omitted.  In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows.  The results of operations for the three-month periods ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. We believe those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our Company or (iv) are not expected to have a significant impact on us.

4.	Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Finished goods	$51,905	$51,905
Raw materials - boxes and labels	591	591
	$52,496	$52,496

5.	Accrued Expenses

Accrued expenses consist of the following at:

	March 31, 2014	December 31, 2013
Accrued interest	$333,083	$312,257
Accrued royalties and commissions	11,666	11,666
Deposit (see Note 12)	30,000	–
Other	799	799
	$375,548	$324,722

Commitments and Contingencies

Prior to the Merger, FITT made advances to our CEO, either personally or to a company he owns, of $691,805, including annual interest of 6%. During the fourth quarter of 2013, our CEO repaid the advances through an agreement to surrender 668,386 shares of common stock of our post-merged company which were beneficially owned by him as part of the Merger. The shares were valued at approximately $1.04, the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares. While the advances were formally relieved in fiscal 2013, the shares were surrendered during the first quarter 2014. We continue to owe our CEO $975,961 in accrued compensation (see Note 6) and $142,303 in advances made by him (see Note 8).

Although we believe these advances made to our CEO by FITT have been appropriately accounted for, it is reasonably possible that a future examination by an external party may deem a portion of these advances to be compensatory. If such determination is made, the Company may be liable for employer payroll taxes on advances deemed compensatory.  Based on our estimation, if such a determination is made, the corresponding liability could range from approximately $17,000 to approximately $50,000.

6.	Accrued Compensation

Accrued compensation consists of the following at:

	March 31, 2014	December 31, 2013
Accrued officers compensation	$975,961	$912,343
Other accrued compensation	394,054	330,599
Accrued payroll taxes – delinquent	316,465	311,595
Accrued payroll taxes on accrued payroll (not yet due)	167,144	158,187
	$1,853,624	$1,712,724

During the three months ended March 31, 2014, we made no payments to our employees and accrued their compensation. In addition, effective January 14, 2014 an employee repaid certain advances made to him in 2013 in the amount of $27,551 through an agreement to surrender 27,350 shares of common stock of our post-merged company which were beneficially owned by him. The shares were valued at the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares.

In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes. The Company has accrued estimated interest for non-payment of those past due payroll liabilities.

7.	Notes Payable

Notes payable consists of the following at:

	March 31, 2014	December 31, 2013
Convertible promissory notes – debt acquisition	$200,000	$200,000
Notes payable – original bridge	170,000	170,000
Notes payable – bridge loan #1	355,000	405,000
Notes payable – bridge loan #2	350,000	350,000
Notes payable – bridge loan #3	500,000	500,000
Convertible promissory note – Asher
Notes payable – maturity date	42,500	–
Debt discount – remaining on-issue discount	(1,736)	–
Convertible promissory notes – service agreement	20,000	20,000
Notes payable – other	–	5,000
	$1,635,764	$1,650,000

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

Note Payable – Original Bridge

These notes payable were transferred to us from FHWY in November 2010 with all noteholders consenting to the transfer. The notes, which had an original face value of $245,000, bear interest from 10% to 12% per annum and are repayable from a pool of 10% of gross proceeds from the sales of the FITT Original product. In December 2013, a noteholder converted $75,000 of this debt to equity. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. As such, the notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented.

Note Payable – Bridge Loan #1

This debt arose from an offering we initiated in 2010 of up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of common stock of FHWY for every dollar invested. In connection with this offering, we issued notes with face value totaling $580,000. During the three-month periods ended December 31, 2013 and March 31, 2014, respectively, noteholders converted $175,000 and $50,000 into equity. The notes were repayable 12 months from the date of issue and repayment was to come from a pool of 10% of cash receipts from the sales of the FITT Original product. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. As such, the Bridge Loan #1 notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented.

Note Payable – Bridge Loan #2

In November 2011, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default) and 5.5shares of our common stock for every dollar invested with repayment to be made at two times the principal amount of the notes. The notes mature at various dates, all of which are within twelve months of the date of issuance. In connection with this offering, we issued notes repayment amounts totaling $510,000, $160,000 of which was converted to equity during the three-month period ended December 31, 2013. In the event we file a registration statement with the SEC and it is declared effective, we have the option to repay the original principal plus accrued interest in shares of our common stock calculated at the offering price within the registration. No payments have been made to date on these notes payable. As such, the Bridge Loan #2 notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented.

The additional principal of $255,000 was accreted on a straight-line basis over the respective term of each of the notes. We also recorded an initial discount on the notes of $11,275 based on the estimated fair market value of our common shares on the date of issuance. In connection with the debt discount and accretion, during the three months ended March 31, 2014 and 2013, we charged interest expense of zero and $14,048, respectively, and at March 31, 2014, there was no remaining unamortized discount.

Note Payable – Bridge Loan #3

In December 2012 we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default). During the second quarter of 2013, we issued a note with face value totaling $250,000 in connection with the offering and received proceeds of $225,000. The note is repayable at two times the principal amount of the note (repayment amount of $500,000) and matured June 30, 2013. We have the option to repay the note in cash, shares of common stock of the merged entity, or a combination of cash and shares of common stock. Any portion of payment made in shares of our common stock are to be valued at the 20-day volume weighted adjusted market price of the stock of the merged entity. No payments have been made to date on these notes payable. As such, the Bridge Loan #3 notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented.

We recorded an initial discount of $25,000 on this note which we amortized through June 30, 2013, the effective maturity date of the note. The additional principal of $250,000 was accreted through the effective maturity date of June 30, 2013.

Convertible Promissory Note - Asher

On January 6, 2014 we issued a convertible promissory note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at 8% per annum and matures on October 8, 2014. We recorded an initial discount of $2,500 on this note which we are amortizing on a straight-line basis through October 8, 2014, the effective maturity date of the note. During the three months ended March 31, 2014, $764 was amortized to expense. Any amount of principal or interest which is not paid by the maturity date will bear interest at 22% per annum from the maturity date. The note is convertible into common stock beginning 180 days from the date of the note at a conversion price of 58% of the market price of our stock. The note has a ratchet provision, which adjusts the conversion price in the event of a capital raise at a lower amount per share than the conversion price. The conversion feature will be accounted for as a derivative liability upon the passage of time and the note becoming convertible if not extinguished as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

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

Note Payable - Other

On April 3, 2013, we issued a note payable in the amount of $5,000 together with 28,440 shares of our restricted common stock. The note carried an interest rate of 10% per annum and matured on October 3, 2013. During the three months ended March 31, 2014, this note was converted to equity – see “Debt Conversions” within this Note below. During the second quarter of 2013, we recorded an initial discount on this note of $5,000 based on the estimated fair market value of our common shares on the date of issuance. The debt discount was amortized over the 6-month term of the note.

Debt Conversions

In February 2014, a creditor holding notes payable with repayment amounts totaling $55,000 converted his notes and related accrued interest into 115,637 shares of common stock of our merged company. The notes converted consisted of the following:

Notes payable – bridge loan #1	$50,000
Note payable – other	5,000
$55,000

We valued the shares at their fair market value on the date of conversion. During the three months ended March 31, 2014, we recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

8.	Related Parties

The advances from related parties balance at March 31, 2014 consists of $142,303 advanced by our CEO, either personally or through a company he owns, and $15,000 advanced by a shareholder. Also see Note 5 for additional information regarding related parties transactions.

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

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001. On May 15, 2012, our Board of Directors agreed to issue 105,000 shares of our preferred stock, designated as Series A, to FITT as a reduction of $315,000 in debt we owed them. Upon finalization of the Merger, these shares were cancelled and no shares remain outstanding.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. Following is the activity for our shares of common stock during the three months ended March 31, 2014:

	Shares
Shares outstanding December 31, 2013	38,018,748
Issuances for extinguishment of debt	115,637	See Note 7
Surrender of shares to repay advances:
CEO	(668,386)	See Note 5
Employee	(27,350)	See Note 6
Shares outstanding March 31, 2014	37,438,649

Common Stock to Consultants and Advisors for Services

During the three months ended March 31, 2013, we issued 486,325 shares of common stock, valued at $27,500 in payment for services relating to retail distribution, product representation and strategic counseling. No shares were issued for services during the comparable period in 2014. The fair value of the issued shares was determined based on the estimated fair market value of FITT's common stock on the date of issuance or commitment prior to the Merger.

We have recorded expenses for shares issued for services rendered in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 as follows:

	2014	2013
Selling and marketing	$–	$20,000
General and administrative	–	7,500
Total	$–	$27,500

11.	Agreements

Greenome Development Letter of Intent

We have agreed to provisions in a March 28, 2014 Letter of Intent (“LOI”) from Greenome Development Group Inc. (“Greenome”) to sell to Greenome 80% of our outstanding common stock at a purchase price of $400,000. Under the LOI, we agreed to be responsible for the following SEC filings: (1) Form 10-K for the year ending December 31, 2013, (2) Form 10-Q for the three months ending March 31, 2014 and (3) Form 10-Q for the three months ending June 30, 2014. On April 30, 2014, we entered into a Share Exchange Agreement with Greenome which is described in Note 12 below.

12.	Subsequent Event

Greenome Development Share Exchange Agreement

On May 6, 2014 we entered into a Share Exchange Agreement with Greenome. Under the agreement, Greenome will acquire 30,600,000 shares of our common stock which will equal exactly 80% of the outstanding shares. The purchase price is $400,000, $30,000 of which was received in March 2014 on execution of the LOI and recorded as a deposit. Another $120,000 was received subsequent to March 31, 2014. An additional $75,000 is due 10 days after the effective date of the Share Exchange Agreement and has not been received as of the date of this Report. The final $175,000 is due when certain conditions have been met. Our Company’s conditions include the mitigation of certain of our debt to Greenome’s satisfaction and the restructure of our notes payable with the following features:

•	New interest rates of no greater than 10% per annum
•	New maturity dates no earlier than August 1, 2015
•	A forced conversion into free-trading shares of our common stock at any time our common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing as defined in the agreement

For their part, Greenome’s conditions include completing the necessary requirements to be able to merge our two companies including completing applicable audit and SEC filing requirements.

While Management believes we will be able to restructure our notes payable, it may prove to be difficult. The convertible promissory note to Asher may be most difficult due to the derivative liability conversion feature in the note (see Note 7). If we do not meet the conditions imposed on us by the agreement by December 31, 2014, we will be obligated to repay Greenome for monies received from them (50% of in cash and 50% in common stock valued at $0.20 per share) and may have difficulty finding another merger partner. If Greenome does not meet their conditions, no monies received from them will need to be repaid.

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

We have not generated significant revenues for the three-month periods ended March 31, 2014 and 2013, respectively. Management continues to seek capital through various sources. On June 10, 2013 we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”). Under the agreement, CIM agreed to attempt to raise a maximum of $5.0 million for us on a best efforts basis. In July 2013, together with CIM, we produced a private placement memorandum for $1.5 million in bridge loan financing. Once the bridge loan financing was arranged, CIM was to turn its efforts to the $5.0 million offering. Unfortunately, CIM’s efforts have not been successful.

Our inability to raise capital has adversely affected our efforts to expand our distribution network, develop our sales and marketing programs, and increase brand awareness. As such, we have sought additional merger partners and, on May 6, 2014 we entered into a Share Exchange Agreement with Greenome which is discussed in Note 12 to the accompanying consolidated financial statements. Greenome has represented that they will continue to market, in some fashion, the FITT energy shot products, along with other products they are currently working on. However, our agreement with them does not require them to do so. The following information regarding products, operations, marketing, distribution, production and the industry assumes the continuation of our current business.

Products

We are marketing three two-ounce energy shots, which are F.I.T.T. Energy for Life, F.I.T.T. Energy Extreme and F.I.T.T. Energy Rx. All three energy shots were designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott incorporated a number of unique ingredients into the products which allows for the use of lower levels of caffeine. We believe that higher levels of caffeine may be unhealthy and potentially dangerous for our consumers, especially for adolescents or people with blood pressure issues. Dr. Scott is a well-known medical/legal expert witness in his areas of medical expertise and has significant experience with the use of herbal products. In addition, Dr. Scott is one of our shareholders and has no rights to our energy shots beyond the payment of a royalty of $0.02 per bottle of each energy shot sold. Dr. Scott worked under a Product Development & Marketing Agreement with FITT (the “Scott Agreement”). According its terms, the Scott Agreement was transferred to us after the Merger and continues in full force and effect. The Scott Agreement is dated March 1, 2012 and has an initial term of 24 months. After the initial term, unless sooner terminated, the Scott Agreement automatically renews for successive one-year periods.

Ingredients:

The energy shot formulae contain ingredients selected to not only provide energy, but to also enhance mental focus, muscle strength and endurance, and promote cardiovascular health. The energy shots feature Resveratrol, a substance found naturally in grapes. While there is no scientific consensus regarding the health benefits of Resveratrol, it has the scientific world fascinated by its potential to affect age related declines and is being widely studied for that as well as its potential to cause the body to act as if it is already on a diet, and to change the distribution of fat tissue in the body. It should be noted that neither the Food and Drug Administration (“FDA”) nor any comparable regulatory agency has approved resveratrol or resveratrol-based products for the treatment of any illness, injury or condition. Our energy shots also contain L-Arginine, an amino acid in dairy, brown rice and nuts which is essential for optimum growth, and regulation of protein metabolism.  L-Arginine can make blood vessels wider, as opposed to the narrowing effect of caffeine. Further, L-Arginine may benefit in the treatment of sports related injuries, as well in building lean muscle and burning fat, since it facilitates the natural release of growth hormone (HGH) and is a building block for creatine. Additionally, the drink features L-Arginine AKG. L-Arginine AKG has been shown in a University study to help build additional strength when used during training. Beyond this, the FITT Energy Shot features antioxidant Green Tea extract, and Chromium. These ingredients have good safety profiles and have support as weight-loss aides. More than just a caffeine drink, our FITT Energy Shot adds natural energy boosters including Taurine & Guarana, as well as essential Vitamins B3, B5, B6, and B12. To optimize workouts, the FITT Energy Shot has a touch of Fructose, an easily absorbed fuel for the body and brain. All this is built on a base of healthy pomegranate and orange.

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

Marketing

Marketing functions have been directed mainly to the retail market segment. Our marketing program described below requires significant capital which, to date, we’ve been unable to raise. If we are able to raise enough capital, we may also direct some future efforts to private labeling as well as to the use of electronic media such as the internet and social media.

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

In October 2011, we entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”), a corporation managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets. In April 2012, with the assistance of GRIPS, we received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with the Company to distribute our energy shot products. The terms of the agreement with GRIPS were negotiated with the Company’s understanding that the sales personnel of large distributors like Core-Mark would be a significant factor in the sales and servicing of their retail customers. In addition, the Company was led to believe that GRIPS would be able to provide significant assistance in the acquisition of retail customers as well as in the development of programs to encourage trial of our products by ultimate end users. The Company later determined that its role in these areas needed to increase dramatically, and therefore costs, are expected to be significantly greater than initially believed. Specifically, the Company will need a larger than expected field service team to both acquire and support its retail customers, including those to which Core-Mark distributes. We will also be totally responsible for developing marketing strategies and programs including promotional programs aimed at increasing consumption frequency and product adaption. Given that the Company costs will be greater than originally anticipated, the Company believes it should negotiate new terms of its agreement with GRIPS that more properly reflect the additional costs and effort required by the Company.

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

Distribution

As noted above, in April 2012, with the assistance of GRIPS, we received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with the Company to distribute our energy shot products to Core-Mark’s customer base. Core-Mark is one of the largest broad-line, full-service marketers and distributors of packaged consumer products in North America. Founded in 1888, Core-Mark provides distribution and logistics services as well as marketing programs to over 29,000 retail locations across the United States and Canada through its 28 distribution centers. Core-Mark services traditional convenience retailers, grocers, mass merchandisers, drug, liquor and specialty stores, and other stores that carry consumer packaged goods. Core-Mark’s plan was to launch our products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, the Company began shipping our energy shots to Core-Mark who then shipped the products to certain of its convenience store customers. The Company’s marketing program for sales into this market include in-store display racks and signage, and also include support by field sales reps and by various forms of media designed to drive the consumer to purchase the product at the retail outlets. However, without sufficient financing, we will be unable to support programs necessary to make our distribution program successful.

Production

Our energy shots are produced at Wellington Foods Incorporated, a contract manufacturer of liquid and powder nutritional supplements since 1974. In addition to its manufacturing facilities, Wellington has the in-house capabilities to develop products from concept for flavoring ingredient content to production, or to take an existing formula and extend the product line with new flavors or innovative ingredients. Dr. Rand Scott, one of our medical experts and a shareholder, researched and recommended the ingredients and their quantities for our energy shots, and Wellington provided the final flavoring and formulations. Wellington owns the formulae for our energy shots and is under no obligation to provide us with these products for commercial sale. We are a party to a non-disclosure agreement (“NDA”) with Wellington which precludes either party from divulging information provided, which in our view includes the ingredient components of our energy shots. However, the NDA also acknowledges that Wellington provides products to many other clients and that some of these products may be similar in formulation content or manufacturing procedures.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Net Sales

We had no net sales during the three months ended March 31, 2014 compared to $1,452 for the comparable period in 2013. Due to lack of funding we lost our sales staff in the fourth quarter of 2013.

Cost of Goods Sold

There was no cost of goods sold for the three months ended March 31, 2014 versus $501 in the same period of 2013. Because of the limited amount of sales, margins indicated may not be indicative of future margins at different sales levels.

Selling and Marketing Expenses

Selling and marketing expenses were $7,904 and $28,059 for the three months ended March 31, 2014 and 2013, respectively. The 2013 period includes $20,000 in expense for common shares we issued to a service provider.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, insurance and non-cash, stock-based compensation. General and administrative expenses for the first quarter of 2014 were $214,221, compared to $42,517 for the comparable period in 2013. In the 2014 period, we incurred certain post-merger expenses which were shown in fair value of contributed services in the 2013 period. These include $108,479 in post-Merger payroll and related expenses for our CEO and Controller, all of which were accrued and unpaid and $21,707 in insurance benefits. The 2014 period also contains higher professional fees of $11,221 and $8,791 in shared office expenses.

Fair Value of Contributed Services

Fair value of contributed services was zero and $70,085 for the first quarters of 2014 and 2013, respectively. For 2013, the amount represents a full quarter’s worth of costs of certain shared administrative services and the costs for services provided by our CEO and Controller who did not receive compensation from FITT prior to the Merger.

Interest Expense

Interest expense in the first quarter of 2014 was $40,009 compared to $44,789 for the same period in 2013, mainly due to prior year accretion of debt discounts which were fully accreted as of 2014, net of increased debt levels during 2014.

Interest Income

There was no interest income during the three months ended March 2014 versus $7,433 for the comparable period in 2013. The interest income in 2013 represents an interest accrual on the advances to shareholder.

Loss on Extinguishment of Debt

During the first quarter of 2014, a creditor holding notes payable with repayment amounts totaling $55,000 converted his notes and related accrued interest into 115,637 shares of common stock of our merged company. We valued the shares issued upon conversion at their fair market value and recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

At March 31, 2014, our principal sources of liquidity result from sales of our products, capital contributions and issuance of notes payable. Their principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until they achieve profitability, servicing debt, and making expenditures for general corporate purposes.

Management continues to seek capital through various sources. At March 31, 2014, our cash and cash equivalents were $25,932 and we had negative working capital of nearly $4.7 million.

DEBT

In prior years, we issued a number of notes payable and used the proceeds to fund operations. These notes payable were, in most cases, issued along with common shares of FITT or common shares of FHWY which were owned by FITT prior to the Merger. See Note 7 to the accompanying consolidated financial statements for additional information.

During the first quarter ended March 31, 2014, holders of $55,000 of debt (repayment value) elected to convert the obligations, including the related accrued interest totaling $15,479 into 115,637 common shares of the merged entity. Also during the first quarter of 2014, we entered into a convertible promissory note with Asher as described in Note 7 to the accompanying consolidated financial statements.

EQUITY

In the first quarter of 2013, we issued 526,599 shares of common stock (total value of $27,500) in consideration of entering into agreements with two service providers.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	2014	2013	Change
Operating activities
Net loss	$(296,328)	$(177,266)	$(119,062)
Change in non-cash items	35,887	112,999	(77,112)
Change in working capital	217,559	43,587	173,972
Total	(42,882)	(20,680)	(22,202)
Investing activities	(1,771)	(43,234)	41,463
Financing activities	70,000	64,500	5,500
Total	$25,347	$586	$24,761

Operating Activities

The change in non-cash items includes loss on extinguishment of debt, shares issued for compensation and services, the fair value of contributed services, depreciation, and amortization of debt discount/debt accretion. The change in working capital is primarily related to increases in accounts payable, accrued expenses and accrued compensation.

Investing Activities

Cash used in investing activities consists of capital expenditures, along with cash advances to and repayments from a related party and our major shareholder.

Financing Activities

Cash provided from the issuance of notes payable was $40,000 and zero in the 2014 and 2013 periods, respectively. The 2014 period includes a proceeds from a deposit on a proposed business combination and the 2013 period included $64,500 in capital contributions from a major shareholder.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report. Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Dated: May 20, 2014

By: /s/ Michael R. Dunn

Michael R. Dunn

Its: Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

