Form 10-Q
period 2014-06-30
FITT HIGHWAY PRODUCTS, INC.
filed 2014-08-19
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 18, 2014, there were 37,438,649 shares of our common stock issued and outstanding.

FITT HIGHWAY PRODUCTS, INC.

FORM 10-Q

JUNE 30, 2014

PART I -- FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$30,743	$585
Inventories	52,496	52,496
Prepaid expenses	6,272	4,232
Total current assets	89,511	57,313
Property and equipment, net	9,109	12,169
Total assets	$98,620	$69,482

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$771,179	$694,003
Accrued expenses and deposits	564,351	324,522
Accrued compensation	1,949,768	1,712,724
Notes payable	1,636,591	1,650,000
Advances from related parties	138,797	159,074
Total current liabilities	5,060,686	4,540,323
Total liabilities	5,060,686	4,540,323

Shareholders’ deficit:
Preferred stock, $0.001 par value: 20,000,000 shares authorized and no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 37,438,649 and 38,018,748 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	37,439	38,019
Additional paid-in capital	265,979	213,876
Accumulated deficit	(5,265,484)	(4,722,736)
Total shareholders’ deficit	(4,962,066)	(4,470,841)
Total liabilities and shareholders’ deficit	$98,620	$69,482

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$–	$1,037	$–	$2,489
Cost of goods sold:
Cost of goods	–	488	–	989
Inventory impairment	–	28,994	–	28,994
Total cost of goods sold	–	29,482	–	29,983
Gross loss	–	(28,445)	–	(27,494)

Operating expenses:
Selling and marketing	16,769	93,272	24,673	121,331
General and administrative	186,880	82,653	401,101	125,170
Fair value of contributed services	–	70,085	–	140,170
Total operating expenses	203,649	246,010	425,774	386,671
Operating loss	(203,649)	(274,455)	(425,774)	(414,165)

Other (income) expense:
Interest expense	42,171	320,655	82,180	365,444
Interest income	–	(8,033)	–	(15,466)
Loss on extinguishment of debt	–	–	33,594	–
Other expense, net	600	200	1,200	400
Loss before income taxes	(246,420)	(587,277)	(542,748)	(764,543)
Provision for income taxes	–	–	–	–
Net loss	$(246,420)	$(587,277)	$(542,748)	$(764,543)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of common shares used in basic and diluted per share calculations	37,438,649	32,902,023	37,864,865	32,503,343

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(542,748)	$(764,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	33,594	–
Common stock issued for compensation and services rendered	–	87,500
Fair value of contributed services	–	140,170
Inventory impairment	–	28,994
Depreciation	3,060	2,783
Amortization of debt discount and beneficial conversion feature	1,591	300,657
Changes in operating assets and liabilities:
Accounts receivable	–	824
Inventories	–	11,624
Prepaid and other	(2,040)	(20)
Accounts payable	77,176	47,774
Accrued expenses	75,309	73,987
Accrued compensation	237,044	–
Net cash used in operating activities	(117,014)	(70,250)

Cash flows from investing activities:
Capital expenditures	–	(2,260)
Repayments to related party	(47,828)	(84,891)
Advances to shareholder	–	(85,584)
Net cash used in investing activities	(47,828)	(172,735)

Cash flows from financing activities:
Proceeds from issuance of notes payable	40,000	230,000
Proceeds from deposit on proposed business combination	180,000	–
Payment to shareholder to facilitate proposed business combination	(25,000)	–
Proceeds from capital contributions	–	64,500
Net cash provided by financing activities	195,000	294,500

Net increase in cash and cash equivalents	30,158	51,515
Cash and cash equivalents at beginning of period	585	7,268
Cash and cash equivalents at end of period	$30,743	$58,783

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Repayment of advances with common stock	$27,551	$–
Conversion of notes payable and accrued interest	$70,479	$–
Discount on convertible note payable	$2,500	$–

See accompanying Notes to Consolidated Financial Statements.

FITT HIGHWAY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

For accounting purposes, this merger is being treated as a reverse-acquisition since control of our Company passed to the FITT shareholders. As a result of this accounting treatment, subsequent to October 29, 2013, the effective date of the reverse-acquisition, the historical financial statements of FITT, the accounting acquirer, are presented for all periods prior to the acquisition as a change in reporting entity. The financial statements of FITT Highway Products, Inc. are included from October 29, 2013. The assets acquired and liabilities assumed of FITT Highway Products, Inc. were recorded at fair value, which approximated the carrying value, on the acquisition date and included in the financial information post-merger. The following is pro-forma revenue and earnings information for the three and six months ended June 30, 2013 assuming both our Company and FITT had been combined as of January 1, 2013. Amounts have been rounded to the nearest thousand and are unaudited:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Sales, net	$1,000	$2,000
Loss before income taxes	$(811,000)	$(579,000)

Pro-forma income for the three and six months ended June 30, 2013 includes approximately $875 and $579,995, respectively in non-cash gains on extinguishment of debt and creditor obligations.

Management’s Plan of Operations

We have not generated significant revenues for the three-and six month periods ended June 30, 2014 and 2013, respectively. Management continues to seek capital through various sources. On June 10, 2013 we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”). Under the agreement, CIM agreed to attempt to raise a maximum of $5.0 million for us on a best efforts basis. In July 2013, together with CIM, we produced a private placement memorandum for $1.5 million in bridge loan financing. Once the bridge loan financing was arranged, CIM was to turn its efforts to the $5.0 million offering. Unfortunately, CIM’s efforts have not been successful. Our inability to raise capital has adversely affected our efforts to expand our distribution network, develop our sales and marketing programs, and increase brand awareness. As such, we have sought additional merger partners. As a result, on March 28, 2014, we received a Letter of Intent (“LOI”) from Greenome Development Group Inc. (“Greenome”) to sell to Greenome 80% of our outstanding common stock and on May 6, 2014, we entered into a Share Exchange Agreement with Greenome with respect to this transaction. See Notes 11 and 12 for additional information.

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

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2013 as reported in our Form 10-K have been omitted. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

4.	Inventories

Inventories consist of the following at:

	June 30, 2014	December 31, 2013
Finished goods	$51,905	$51,905
Raw materials – boxes and labels	591	591
	$52,496	$52,496

5.	Accrued Expenses

Accrued expenses consist of the following at:

	June 30, 2014	December 31, 2013
Accrued interest	$371,886	$312,057
Accrued royalties and commissions	11,666	11,666
Securities exchange agreement deposit	180,000	–
Other	799	799
	$564,351	$324,522

6.	Accrued Compensation

Accrued compensation consists of the following at:

	June 30, 2014	December 31, 2013
Accrued officers compensation	$1,039,578	$912,343
Other accrued compensation	414,820	330,599
Accrued payroll taxes – delinquent	318,865	311,595
Accrued payroll taxes on accrued payroll (not yet due)	176,505	158,187
	$1,949,768	$1,712,724

During the three and six months ended June 30, 2014, we made minimal payments to our employees and accrued most of their compensation. In addition, effective January 14, 2014 an employee repaid certain advances made to him in 2013 in the amount of $27,551 through an agreement to surrender 27,350 shares of common stock of our post-merged company which were beneficially owned by him. The shares were valued at the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares.

In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes. The Company has accrued estimated interest for non-payment of those past due payroll liabilities.

Commitments and Contingencies

Prior to the Merger, FITT made advances to our CEO, either personally or to a company he owns, of $691,805, including annual interest of 6%. During the fourth quarter of 2013, our CEO repaid the advances through an agreement to surrender 668,386 shares of common stock of our post-merged company which were beneficially owned by him as part of the Merger. The shares were valued at approximately $1.04, the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares. While the advances were formally relieved in fiscal 2013, the shares were surrendered during the first quarter 2014. We continue to owe our CEO $1,039,578 in accrued compensation and $123,798 in advances made by him (see Note 6 & 8).

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

7.	Notes Payable

Notes payable consists of the following at:

	June 30, 2014	December 31, 2013
Convertible promissory notes – debt acquisition	$200,000	$200,000
Notes payable – original bridge	170,000	170,000
Notes payable – bridge loan #1	355,000	405,000
Notes payable – bridge loan #2	350,000	350,000
Notes payable – bridge loan #3	500,000	500,000
Convertible promissory note – Asher
Note payable – maturity date	42,500	–
Debt discount – remaining on issue discount	(909)	–
Convertible promissory note – service agreement	20,000	20,000
Note payable – other	–	5,000
Subtotal	1,636,591	1,650,000
Less current portion	(1,636,591)	(1,650,000)
Long-term portion	$–	$–

Convertible Promissory Notes – Debt Acquisition

During the first quarter of 2013 we entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). Under the Debt Agreements, we issued convertible promissory notes for cash received totaling $150,000, $50,000 of which was subsequently converted to equity. The notes bear interest at 10% per annum and are repayable at two times the principal amount of the notes. Repayment is to be made by conversion into shares of our common stock based on a 20-day volume weighted average price with the minimum conversion price based on a market valuation for our company of $10 million the maximum based on a market valuation of $20 million. The due date by which the Debt Funders were to convert the notes is December 31, 2013, but such conversion has not yet been made.

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

Note Payable – Bridge Loan #1

This debt arose from an offering we initiated in 2010 of up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of common stock of FHWY for every dollar invested. In connection with this offering, we issued notes with face value totaling $580,000. During the three months ended December 31, 2013, $175,000 in face amounts were converted to equity. During the six months ended June 30, 2014, a noteholder converted $50,000 in face amounts to equity. The notes were repayable 12 months from the date of issue and repayment was to come from a pool of 10% of cash receipts from the sales of the FITT Original product. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. As such, the Bridge Loan #1 notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented.

Note Payable – Bridge Loan #2

In November 2011, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default) and 5.5 shares of our common stock for every dollar invested with repayment to be made at two times the principal amount of the notes. The notes matured at various dates, all of which were within twelve months of the date of issuance. In connection with this offering, we received cash and issued notes with principal amounts totaling $255,000. These notes are repayable at two times the cash received which totaled $510,000. During the three-month period ended December 31, 2013, $160,000 was converted to equity. In the event we file a registration statement with the SEC and it is declared effective, we have the option to repay the original principal plus accrued interest in shares of our common stock calculated at the offering price within the registration. No payments have been made to date on these notes payable. As such, the Bridge Loan #2 notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented.

The additional principal of $255,000 was accreted on an effective interest method over the respective term of each of the notes. We also recorded an initial discount on the notes of $11,275 based on the estimated fair market value of our common shares on the date of issuance. In connection with the debt discount and accretion, during the three and six months ended June 30, 2013, we charged interest expense of $9,205 and $23,253, respectively. As of December 31, 2013, there was no remaining unamortized discount.

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

Convertible Promissory Note - Asher

On January 6, 2014 we issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”) in the amount of $42,500. The note bore interest at 8% per annum and was to mature on October 8, 2014. We recorded an initial discount of $2,500 on this note which we were amortizing on a straight-line basis through October 8, 2014, the effective maturity date of the note. During the three and six months ended June 30, 2014, $827 and $1,591, respectively was amortized to expense. Any amount of principal or interest which was not paid by the maturity date was to bear interest at 22% per annum from the maturity date. The note had a conversion feature under which it was convertible into common stock beginning 180 days from the date of the note at a conversion price of 58% of the market price of our stock. The conversion feature had a ratchet provision, which adjusts the conversion price in the event of a capital raise at a lower amount per share than the conversion price. The conversion feature was to be accounted for as a derivative liability upon the passage of time and the note becoming convertible if not extinguished as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares into which it could be converted.

On July 15, 2014, prior to the date the note became convertible we entered into an Assignment Agreement with Asher and Goldenrise Development, Inc. (“Goldenrise”) under which Asher agreed to assign the note to Goldenrise for consideration of $55,000. Also effective on July 15, 2014 and subsequent to the assignment, we amended the note to revise the principal amount to $55,000 and to modify the conversion feature so that the conversion price cannot be lower than $0.15 per share. The amendment also eliminated the note’s ratchet provision. As such, derivative accounting no longer applies to the new note. During the third quarter ending September 30, 2014, we will account for the July 15, 2014 assignment as an extinguishment of the convertible note and issuance of a new note due to the substantially different terms.

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

Note Payable - Other

On April 3, 2013, we issued a note payable in the amount of $5,000 together with 28,440 shares of our restricted common stock. The note carried an interest rate of 10% per annum and matured on October 3, 2013. During the second quarter of 2013, we recorded an initial discount on this note of $5,000 based on the estimated fair market value of our common shares on the date of issuance. The debt discount was amortized over the 6-month term of the note. This note was converted to equity as noted under Debt Conversions below.

Debt Conversions

In February 2014, a creditor holding notes payable with repayment amounts totaling $55,000 ($50,000 in Notes Payable- Bridge Loan #1 and $5,000 in Notes Payable – Other) converted his notes and related accrued interest into 115,637 shares of common stock. We valued the shares at their fair market value on the date of conversion and during the six months ended June 30, 2014, we recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

8.	Related Parties

Advances from related parties consist of the following at:

	June 30, 2014	December 31, 2013
Advances from CEO	$123,797	$144,074
Advances from Shareholder	15,000	15,000
	$138,797	$159,074

Also see Note 6 for additional information regarding related parties transactions.

9.	Capital Stock

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

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. Following is the activity for our shares of common stock during the six months ended June 30, 2014:

	Shares
Shares outstanding December 31, 2013	38,018,748
Issuance for extinguishment of debt	115,637	See Note 7
Surrender of shares to repay advances:
CEO	(668,386)	See Note 6
Employee	(27,350)	See Note 6
Shares outstanding June 30, 2013	37,438,649

Common Stock Issued for Services

During the six months ended June 30, 2013, we issued 526,599 shares of common stock in payment for services relating to retail distribution, product representation and strategic counseling. The shares were valued at $27,500 which was our determination of the fair market value of the shares. We recorded selling and marketing expense of $20,000 and general and administrative expense of $7,500 in connection with the share issuances.

Common Stock Issued for Compensation

In 2013, we hired our Director of Sales. As part of the employment arrangement, we issued this individual a total of 170,640 shares of our common stock. During the three and six months ended June 30, 2013 we recorded selling and marketing expense of $60,000 in connection with the share issuances based on our determination of the fair market value of the shares.

10.       Significant Agreements

On March 28, 2014 we executed a Letter of Intent (“LOI”) from Greenome Development Group Inc. (“Greenome”) whereby we agreed to sell to Greenome 80% of our outstanding common stock at a purchase price of $400,000. On May 6, 2014, we entered into a Share Exchange Agreement with Greenome. Under the agreement, Greenome will acquire 30,600,000 shares of our common stock which will equal exactly 80% of the outstanding shares. The purchase price is $400,000, $30,000 of which was received in March 2014 on execution of the LOI and recorded as a deposit. Another $150,000 was received during the three months ended June 30, 2014, for total funds of $180,000. An additional $45,000 was due 10 days after the effective date of the Share Exchange Agreement and has not been received as of the date of this Report. The final $175,000 is due when certain conditions have been met, but no later than December 31, 2014. Our Company’s conditions include the mitigation of certain of our debt to Greenome’s satisfaction and the restructure of our notes payable with the following features:

•	New interest rates of no greater than 10% per annum

•	New maturity dates on debt no earlier than August 1, 2015

•	A forced conversion into free-trading shares of our common stock at any time our common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing as defined in the agreement

For their part, Greenome’s conditions include completing the necessary requirements to be able to merge our two companies including completing applicable audit and SEC filing requirements.

While Management believes we will be able to restructure our notes payable, it may prove to be difficult. If we do not meet the conditions imposed on us by the agreement by December 31, 2014, we will be obligated to repay Greenome for monies received from them (50% in cash and 50% in common stock valued at $0.20 per share) and may have difficulty finding another merger partner. If Greenome does not meet their conditions, no monies received from them will need to be repaid.

On May 30, 2014, on behalf of Greenome, we entered into a stock purchase transaction with a significant shareholder for the purchase of 9,669,575 shares of our common stock. Per the agreement, we are to receive funds as indicated above from Greenome, and remit a portion of those funds totaling $125,000 to the shareholder in the following tranches: $25,000 upon the signing of the agreement with the shareholder, $25,000 within ten days of the shares being turned over to an escrow agent, and $75,000 when the Company receives the final payment of $175,000 from Greenome as part of the Share Exchange Agreement described above. In turn, the shareholder is to submit to an escrow agent, shares of our common stock totaling 9,669,575 shares. These shares are to be released to Greenome after the second tranche of $25,000 is paid to the shareholder. If the closing cannot take place by December 31, 2014 and the final $75,000 payment to the shareholder is not made, the Company will issue 5,769,231 common shares to the shareholder. To date, only the first payment of $25,000 has been remitted.

11.	Subsequent Events

On July 21, 2014, we entered into a Consulting Agreement with The Scott Group, whose CEO is Steve Scott. Under the agreement, which has a term of sixty (60) days, The Scott Group will provide a variety of public relations services to assist us in increasing our investor base and shareholder awareness and in obtaining sponsorship from the brokerage community. In addition, The Scott Group will assist us with converting our debt. As compensation for the services, we agreed to pay The Scott Group $2,500 per month for the months of July and August 2014 and to issue them 50,000 shares of our common stock in those same two months. In connection with this agreement, we will record a general and administrative expense during the third quarter ending September 30, 2014.

See Note 7 for convertible debt assignment.

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

We have not generated significant revenues for the three- and six-month periods ended June 30, 2014 and 2013, respectively. Management continues to seek capital through various sources. On June 10, 2013 we entered into a Financial Advisory & Investment Banking Agreement with CIM Securities, LLC (“CIM”). Under the agreement, CIM agreed to attempt to raise a maximum of $5.0 million for us on a best efforts basis. In July 2013, together with CIM, we produced a private placement memorandum for $1.5 million in bridge loan financing. Once the bridge loan financing was arranged, CIM was to turn its efforts to the $5.0 million offering. Unfortunately, CIM’s efforts have not been successful.

Our inability to raise capital has adversely affected our efforts to expand our distribution network, develop our sales and marketing programs, and increase brand awareness. As such, we have sought additional merger partners and, on May 6, 2014 we entered into a Share Exchange Agreement with Greenome which is discussed in Note 10 to the accompanying consolidated financial statements. Greenome has represented that they will continue to market, in some fashion, the FITT energy shot products, along with other products they are currently working on. However, our agreement with them does not require them to do so. The following information regarding products, operations, marketing, distribution, production and the industry assumes the continuation of our current business.

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Net Sales

We had no net sales during the three months ended June 30, 2014 compared to $1,037 for the comparable period in 2013. Due to lack of funding we lost our sales staff in the fourth quarter of 2013.

Cost of Goods Sold

There was no cost of goods sold for the three months ended June 30, 2014 versus $29,482 in the same period of 2013. The 2013 period included a charge of $28,994 for inventory impairment. Because of the limited amount of sales, margins indicated may not be indicative of future margins at different sales levels.

Selling and Marketing Expenses

Selling and marketing expenses were $16,769 and $93,272 for the three months ended June 30, 2014 and 2013, respectively. The 2013 period includes $60,000 in expense for common shares we issued to an employee and a service provider. Additionally, the 2013 period includes approximately $14,000 in expenses for advertising and samples which we did not incur in 2014.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2014 were $186,880, compared to $82,653 for the comparable period in 2013. In the 2014 period, we incurred certain post-merger expenses which were shown in fair value of contributed services in the 2013 period. These include $113,371 in post-Merger payroll and related expenses for our CEO and Controller, the majority of which were accrued and unpaid.

Fair Value of Contributed Services

Fair value of contributed services was zero and $70,085 for the second quarters of 2014 and 2013, respectively. The 2013 amount represents a full quarter’s worth of costs of certain shared administrative services and the costs for services provided by our CEO and Controller who did not receive compensation from FITT prior to the Merger.

Interest Expense

Interest expense in the second quarter of 2014 was $42,171 compared to $320,655 for the same period in 2013, mainly due to prior year accretion of debt discounts which were fully accreted as of 2014, net of increased debt levels during 2014.

Interest Income

There was no interest income during the three months ended June 30, 2014 versus $8,033 for the comparable period in 2013. The interest income in 2013 represents an interest accrual on the advances to shareholder.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Net Sales

We had no net sales during the six months ended June 30, 2014 compared to $2,489 for the comparable period in 2013. Due to lack of funding we lost our sales staff in the fourth quarter of 2013.

Cost of Goods Sold

There was no cost of goods sold for the six months ended June 30, 2014 versus $29,983 in the same period of 2013. The 2013 period included a charge of $28,994 for inventory impairment. Because of the limited amount of sales, margins indicated may not be indicative of future margins at different sales levels.

Selling and Marketing Expenses

Selling and marketing expenses were $24,673 and $121,331 for the six months ended June 30, 2014 and 2013, respectively. The 2013 period includes $80,000 in expense for common shares we issued to an employee and a service provider. Additionally, the 2013 period includes approximately $20,000 in expenses for advertising and samples which we did not incur in 2014.

General and Administrative Expenses

General and administrative expenses for the first half of 2014 were $401,101, compared to $125,170 for the comparable period in 2013. In the 2014 period, we incurred certain post-merger expenses which were shown in fair value of contributed services in the 2013 period. These include $221,850 in post-Merger payroll and related expenses for our CEO and Controller, the majority of which were accrued and unpaid, along with $27,168 in insurance benefits. The 2014 period also contains higher professional fees of $68,617 and $22,407 in shared office expenses.

Fair Value of Contributed Services

Fair value of contributed services was zero and $140,170 for the first halves of 2014 and 2013, respectively. The 2013 amount represents a full six months’ worth of costs of certain shared administrative services and the costs for services provided by our CEO and Controller who did not receive compensation from FITT prior to the Merger.

Interest Expense

Interest expense in the first half of 2014 was $82,180 compared to $365,444 for the same period in 2013, mainly due to prior year accretion of debt discounts which were fully accreted as of 2014, net of increased debt levels during 2014.

Interest Income

There was no interest income during the six months ended June 30, 2014 versus $15,466 for the comparable period in 2013. The interest income in 2013 represents an interest accrual on the advances to shareholder.

Loss on Extinguishment of Debt

During the first half of 2014, a creditor holding notes payable with repayment amounts totaling $55,000 converted his notes and related accrued interest into 115,637 shares of common stock of our merged company. We valued the shares issued upon conversion at their fair market value and recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

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

As of June 30, 2014, our principal source of liquidity is from the receipt of deposits from Greenome in accordance with the terms of the May 6, 2014 Share Exchange Agreement. See Note 10 to the accompanying consolidated financial statements. Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until profitability is achieved and making expenditures for general corporate purposes.

Management continues to seek capital through various sources. At June 30, 2014, our cash and cash equivalents were $30,743 and we had negative working capital in excess of $4.9 million.

DEBT

In prior years, we issued a number of notes payable and used the proceeds to fund operations. These notes payable were, in most cases, issued along with common shares of FITT or common shares of FHWY which were owned by FITT prior to the Merger. See Note 7 to the accompanying consolidated financial statements for additional information.

During the first quarter ended March 31, 2014, holders of $55,000 of debt (repayment value) elected to convert the obligations, including the related accrued interest totaling $15,479 into 115,637 common stock. Also during the first quarter of 2014, we entered into a convertible promissory note with Asher which, subsequent to June 30, 2014, was assigned to Goldenrise and amended. See Note 7 to the accompanying consolidated financial statements for further information.

EQUITY

In the first half of 2013, we issued 526,599 shares of common stock (total value of $27,500) in consideration of entering into agreements with two service providers. We also issued 170,640 shares of common stock (valued at $60,000) to our Director of Sales as an incentive for him to accept employment with us.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30:

	2014	2013	Change
Operating activities
Net loss	$(542,748)	$(764,543)	$221,795
Change in non-cash items	38,245	560,104	(521,859)
Change in working capital	387,489	134,189	253,300
Total	(117,014)	(70,250)	(46,764)
Investing activities	(47,828)	(172,735)	124,907
Financing activities	195,000	294,500	(99,500)
Total	$30,158	$51,515	$(21,357)

Operating Activities

The change in non-cash items includes loss on extinguishment of debt, shares issued for compensation and services, the fair value of contributed services, depreciation, and amortization of debt discount/debt accretion. The change in working capital is primarily related to increases in accounts payable, accrued expenses and accrued compensation.

Investing Activities

Cash used in investing activities consists of capital expenditures, along with cash advances to and repayments to a related party and our major shareholder.

Financing Activities

Cash provided from the issuance of notes payable was $40,000 and $230,000 in the 2014 and 2013 periods, respectively. The 2014 period includes proceeds from deposits for a proposed business combination and the 2013 period included $64,500 in capital contributions from a major shareholder.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

There have been no events which are required to be reported under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS**	XBRL Instance Document

101 SCH**	XBRL Schema Document

101 CAL**	XBRL Calculation Linkbase Document

101 LAB**	XBRL Labels Linkbase Document

101 PRE**	XBRL Presentation Linkbase Document

101 DEF**	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

FITT HIGHWAY PRODUCTS, INC.
(Registrant)
Dated: August 18, 2014
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

