Form 10-Q
period 2014-09-30
Global Future City Holding Inc.
filed 2014-11-14
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

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

As of November 14, 2014, there were 37,488,649 shares of our common stock issued and outstanding.

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

FORM 10-Q

SEPTEMBER 30, 2014

PART I -- FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$63,731	$585
Inventories	52,496	52,496
Prepaid expenses	5,979	4,232
Total current assets	122,206	57,313
Property and equipment, net	7,579	12,169
Total assets	$129,785	$69,482

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$773,811	$694,003
Accrued expenses and deposits	695,448	324,522
Accrued compensation	2,021,225	1,712,724
Notes payable	1,650,000	1,650,000
Advances from related parties	157,203	159,074
Total current liabilities	5,297,687	4,540,323
Total liabilities	5,297,687	4,540,323

Shareholders’ deficit:
Preferred stock, $0.001 par value: 20,000,000 shares authorized and no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 37,488,649 and 38,018,748 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	37,489	38,019
Additional paid-in capital	303,429	213,876
Accumulated deficit	(5,508,820)	(4,722,736)
Total shareholders’ deficit	(5,167,902)	(4,470,841)
Total liabilities and shareholders’ deficit	$129,785	$69,482

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$–	$3,933	$–	$6,422
Cost of goods sold:
Cost of goods	–	1,409	–	2,398
Inventory impairment	–	206	–	29,200
Total cost of goods sold	–	1,615	–	31,598
Gross profit (loss)	–	2,318	–	(25,176)

Operating expenses:
Selling and marketing	347	72,044	25,020	192,308
General and administrative	190,342	54,791	591,443	181,027
Fair value of contributed services	–	70,085	–	210,255
Total operating expenses	190,689	196,920	616,463	583,590
Operating loss	(190,689)	(194,602)	(616,463)	(608,766)

Other (income) expense:
Interest expense	42,099	55,964	124,279	421,409
Interest income	–	(8,791)	–	(24,257)
Loss on extinguishment of debt	9,948	–	43,542	–
Other expense, net	600	200	1,800	600
Loss before income taxes	(243,336)	(241,975)	(786,084)	(1,006,518)
Provision for income taxes	–	–	–	–
Net loss	$(243,336)	$(241,975)	$(786,084)	$(1,006,518)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares used in basic and diluted per share calculations	37,477,236	32,963,832	37,630,519	32,841,637

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(786,084)	$(1,006,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	43,542	–
Common stock issued for compensation and services rendered	12,500	110,750
Fair value of contributed services	–	210,255
Inventory impairment	–	29,200
Depreciation	4,590	4,256
Amortization of debt discount and beneficial conversion feature	2,500	303,171
Changes in operating assets and liabilities:
Accounts receivable	–	824
Inventories	–	14,649
Prepaid and other	(1,747)	(29,662)
Accounts payable	79,808	43,034
Accrued expenses	113,958	140,012
Accrued compensation	280,950	–
Net cash used in operating activities	(249,983)	(180,029)

Cash flows from investing activities:
Capital expenditures	–	(3,015)
Repayments to related party	(1,871)	77,947
Advances to shareholder	–	(127,428)
Net cash used in investing activities	(1,871)	(52,496)

Cash flows from financing activities:
Proceeds from issuance of notes payable	40,000	230,000
Proceeds from deposit on proposed business combination	300,000	–
Payment to shareholder to facilitate proposed business combination	(25,000)	–
Proceeds from capital contributions	–	64,500
Net cash provided by financing activities	315,000	294,500

Net increase in cash and cash equivalents	63,146	61,975
Cash and cash equivalents at beginning of period	585	7,268
Cash and cash equivalents at end of period	$63,731	$69,243

Supplemental disclosure of cash flow information:
Cash paid for interest	$422	$422
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Repayment of advances with common stock	$27,551	$–
Conversion of notes payable and accrued interest	$70,479	$–
Discount on notes payable	$2,500	$30,000

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

1.	Business

Business

Global Future City Holding Inc., formerly FITT Highway Products, Inc. (the “Company”) is in the business of manufacturing (on an outsource basis), distribution and sale of energy drinks. We market three two-ounce energy shots named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”), “F.I.T.T. Energy Extreme” and "F.I.T.T. Energy Rx". We have significant debt and our profitability and cash flow have been dependent upon our success in marketing our three energy shot products. As discussed in Note 10, we have agreed to sell 80% of our common stock to Sky Rover Holdings Ltd. (“Sky Rover”). If we are successful in closing this transaction, our business will also include the marketing and promotion of an E-Gold coin (the “EDG Coin”), a type of cryptoasset created by Sky Rover, to merchants and consumers.

Name Change

On October 16, 2014, our Board of Directors approved an agreement and plan to merge with our newly formed and wholly-owned subsidiary, Global Future City Holding Inc., a Nevada corporation, to effectuate a name change from FITT Highway Products, Inc. to Global Future City Holding Inc. Global was formed solely for the purpose of this name change and our Company would be the surviving entity following the merger. The Articles of Merger effectuating the merger and name change were filed with the Nevada Secretary of State on October 16, 2014 and became effective October 29, 2014. In connection with the name change, our ticker symbol was changed from FHWY to FTCY.

Merger with FITT

In 2012, F.I.T.T Energy Products, Inc. (“FITT”) proposed negotiating a business combination with us and, on November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard. On June 12, 2013, the Board, by unanimous written consent, recommended that our stockholders approve the Company entering into a Merger and Reorganization Agreement (the “Merger Agreement”) with FITT and on June 12, 2013, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: entry into the Merger Agreement with FITT whereby FITT would be merged into the Company, with the Company being the surviving entity (the “Merger”). The Merger Agreement, which was entered into on June 18, 2013, required that FITT obtain an independent valuation which would serve as the basis for a share exchange once all necessary approvals were obtained. A Definitive Information Statement on Schedule 14C (“DEF 14C”) was mailed to our shareholders on October 8, 2013 and the Merger became effective on October 29, 2013. On October 29, 2013, we issued 33,000,000 shares of common stock to the shareholders of FITT in the manner set out in the Merger Agreement. As such, the FITT shareholders owned approximately 89% of the post merged company as of the transaction date. Global Future City Holding Inc. and FITT are hereafter known collectively as the “Company”.

For accounting purposes, this merger was treated as a reverse-acquisition since control of our Company passed to the FITT shareholders. As a result of this accounting treatment, subsequent to October 29, 2013, the effective date of the reverse-acquisition, the historical financial statements of FITT, the accounting acquirer, are presented for all periods prior to the acquisition as a change in reporting entity. The financial statements of Global Future City Holding Inc. are included from October 29, 2013. The assets acquired and liabilities assumed of Global Future City Holding Inc. were recorded at fair value, which approximated the carrying value, on the acquisition date and included in the financial information post-merger. The following is pro-forma revenue and earnings information for the three and nine months ended September 30, 2013 assuming both our Company and FITT had been combined as of January 1, 2013.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Sales, net	$3,933	$6,422
Income before income taxes	$(533,138)	$(1,127,205)

Pro-forma income for the three and nine months ended September 30, 2013 includes approximately $15,309 and $595,304, respectively in non-cash gains on extinguishment of debt and creditor obligations.

Management’s Plan of Operations

We have not generated significant revenues for the three-and nine month periods ended September 30, 2014 and 2013, respectively and we have not been able to attract sufficient capital to help finance our business Our inability to raise capital has adversely affected our efforts to expand our distribution network, develop our sales and marketing programs, and increase brand awareness. As a result, we sought merger partners. On May 6, 2014, we entered into a Share Exchange Agreement with Greenome Development Group Inc. (“Greenome”) under which we agreed to sell to Greenome 80% of our outstanding common stock. As a result of various factors which Management believed would affect the ability to close the Greenome agreement, on September 19, 2014, we terminated the Share Exchange Agreement and entered into a Stock Purchase Agreement with Sky Rover under which we agreed to sell to Sky Rover 80% of our outstanding common stock. In addition, we entered into a Financing Agreement with Greenome under which we agreed to loan Greenome up to $3.0 million of funds still yet to be raised. See Note 10 for additional information.

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

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2013 as reported in our Form 10-K have been omitted. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our financial position, results of operation and cash flows. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Future City Holding Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

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

4.	Inventories

Inventories consist of the following at:

	September 30, 2014	December 31, 2013
Finished goods	$51,905	$51,905
Raw materials – boxes and labels	591	591
	$52,496	$52,496

Subsequent to September 30, 2014, we sold inventory recorded at $45,334 to a customer for net proceeds of $51,256 and retained the remaining inventory for use as samples or for future sale.

5.	Accrued Expenses

Accrued expenses consist of the following at:

	September 30, 2014	December 31, 2013
Accrued interest	$407,983	$312,057
Accrued royalties and commissions	11,666	11,666
Deposit on proposed business combination	275,000	–
Other	799	799
	$695,448	$324,522

6.	Accrued Compensation

Accrued compensation consists of the following at:

	September 30, 2014	December 31, 2013
Accrued officer’s compensation - CEO	$1,065,032	$912,343
Accrued other compensation - employee	449,462	330,599
Accrued payroll taxes – delinquent	320,865	311,595
Accrued payroll taxes on accrued payroll (not yet due)	185,866	158,187
	$2,021,225	$1,712,724

In prior years, we made minimal payments to our employees and accrued most of their compensation. In addition, we have delinquent payroll taxes incurred mainly under previous management. In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes. The Company has accrued estimated interest for non-payment of those past due payroll liabilities.

Accrued Officer’s Compensation - CEO

Settlement Agreement

In order to facilitate the investment by Sky Rover discussed in Note 1, on September 19, 2014 we entered into a Settlement Agreement with our CEO which will become effective once all closing conditions for the Stock Purchase Agreement with Sky Rover have become effective as more fully described in Note 10. Under the Settlement Agreement, our CEO agreed to forgive all accrued but unpaid salary which amounted to $1,065,032 at September 30, 2014 and any additional accrued salary though the closing date of the Stock Purchase Agreement. In addition, our CEO gave up his right to any severance payment which would be due him under his employment agreement upon the closing of the Stock Purchase Agreement. For our part, we agreed to issue our CEO a promissory note for the amount of unpaid advances made to us by him in the amount of $142,203. The note will bear interest at 8% per annum and becomes due and payable one year from its effective date. Finally, the CEO will be allowed to retain no less than 2,000,000 shares of our common stock issued to him in the Merger with FITT. The terms of the Settlement Agreement with our CEO will only be effective and recorded once all closing conditions to the Stock Purchase Agreement with Sky Rover have been met.

Advance Repayment

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

Accrued Other Compensation – Employee

Settlement Agreement

Subsequent to September 30, 2014 we entered into a Settlement Agreement with our employee who served as our Controller. The Settlement Agreement will become effective once all closing conditions for the Stock Purchase Agreement with Sky Rover have become effective. Under the Settlement Agreement, our employee agreed to forgive all accrued but unpaid salary which amounted to $449,462 at September 30, 2014 and any additional accrued salary though the closing date of the Stock Purchase Agreement. In addition, our employee gave up his right to any severance payment which might be due him under his employment agreement upon the closing of the Stock Purchase Agreement. For our part, we agreed to repay our employee $3,699 for advances he had made to our Company and repay a relative of our employee $15,984 for employee health insurance premiums she had made on behalf of our Company. Finally, the employee will be allowed to retain no less than 300,000 shares of our common stock issued to him in the Merger with FITT. The terms of the Settlement Agreement with our employee will only be effective and recorded once all closing conditions to the Stock Purchase Agreement with Sky Rover have been met.

Advance Repayment

Effective January 14, 2014 an employee repaid certain advances made to him in 2013 in the amount of $27,551 through an agreement to surrender 27,350 shares of common stock of our post-merged company which were beneficially owned by him. The shares were valued at the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares.

7.	Notes Payable

Notes payable consists of the following at:

	September 30, 2014	December 31, 2013
Convertible promissory notes – debt acquisition	$200,000	$200,000
Notes payable – original bridge	170,000	170,000
Notes payable – bridge loan #1	355,000	405,000
Notes payable – bridge loan #2	350,000	350,000
Notes payable – bridge loan #3	500,000	500,000
Convertible promissory note – Asher/Goldenrise	55,000	–
Convertible promissory note – service agreement	20,000	20,000
Note payable – other	–	5,000
Subtotal	1,650,000	1,650,000
Less current portion	(1,650,000)	(1,650,000)
Long-term portion	$–	$–

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

Note Payable – Original Bridge

These notes payable were transferred to us from FTCY in November 2010 with all noteholders consenting to the transfer. The notes, which had an original face value totaling $245,000, bear interest from 10% to 12% per annum and are repayable from a pool of 10% of gross proceeds from the sales of the FITT Original product. In December 2013, a noteholder converted $75,000 of this debt to equity. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. As such, the notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented.

Note Payable – Bridge Loan #1

This debt arose from an offering we initiated in 2010 of up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of common stock of FHWY for every dollar invested. In connection with this offering, we issued notes with face value totaling $580,000. During the three-month periods ended December 31, 2013 and March 31, 2014, respectively, noteholders converted $175,000 and $50,000 into equity, respectively. The notes were repayable 12 months from the date of issue and repayment was to come from a pool of 10% of cash receipts from the sales of the FITT Original product. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. As such, the Bridge Loan #1 notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented.

Note Payable – Bridge Loan #2

In November 2011, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default) and 5.5 shares of our common stock for every dollar invested with repayment to be made at two times the principal amount of the notes. The notes mature at various dates, all of which are within twelve months of the date of issuance. In connection with this offering, we issued notes with principal amounts totaling $255,000 (repayment amounts totaling $510,000). During the three-month period ended December 31, 2013, $160,000 in repayment amounts were converted to equity. In the event we file a registration statement with the SEC and it is declared effective, we have the option to repay the original principal plus accrued interest in shares of our common stock calculated at the offering price within the registration. No payments have been made to date on these notes payable. As such, the Bridge Loan #2 notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented.

The additional principal of $255,000 was accreted over the respective term of each of the notes. We also recorded an initial discount on the notes of $11,275 based on the estimated fair market value of our common shares on the date of issuance. In connection with the debt discount and accretion, during the three and nine months ended September 30, 2013, we charged interest expense of $9,205 and $23,253, respectively. As of December 31, 2013, there was no remaining unamortized discount.

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

Convertible Promissory Note – Asher/Goldenrise

On January 6, 2014 we issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”) in the amount of $42,500. The note bore interest at 8% per annum and matured on October 8, 2014. Any amount of principal or interest which was not paid by the maturity date would bear interest at 22% per annum from the maturity date. The note was convertible into common stock beginning 180 days from the date of the note at a conversion price of 58% of the market price of our stock. The note has a ratchet provision, which adjusted the conversion price in the event of a capital raise at a lower amount per share than the conversion price.

We recorded an on-issuance discount of $2,500 on this note which we were amortizing through October 8, 2014, the maturity date, and accelerated the amortization due to the note assumption by Goldenrise below. During the three and nine months ended September 30, 2014, $909 and $2,500, respectively was amortized to expense.

Prior to the date the note became convertible, we began negotiating the repayment of this note to Asher. On July 15, 2014, we formalized and entered into an Assignment Agreement with Asher and Goldenrise Development, Inc. (“Goldenrise”) under which Asher agreed to assign the note to Goldenrise for consideration of $55,000. Also effective on July 15, 2014 and subsequent to the assignment, we amended the note to revise the principal amount to $55,000 and to modify the conversion feature so that the conversion price cannot be lower than $0.15 per share. The amendment also eliminated the note’s ratchet provision. As such, derivative accounting does not apply under the new terms. During the third quarter ending September 30, 2014, we accounted for the July 15, 2014 assignment and amendment as an extinguishment of debt and recorded a loss on extinguishment of debt in the amount of $9,948.

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

Note Payable - Other

On April 3, 2013, we issued a note payable in the amount of $5,000 together with 28,440 shares of our restricted common stock. The note carried an interest rate of 10% per annum and matured on October 3, 2013. During the second quarter of 2013, we recorded an initial discount on this note of $5,000 based on the estimated fair market value of our common shares on the date of issuance. The debt discount was amortized over the 6-month term of the note. During the three months ended March 31, 2014, this note was converted to equity.

Debt Conversions

In February 2014, a creditor holding notes payable with repayment amounts totaling $55,000 ($50,000 in Notes Payable- Bridge Loan #1 and $5,000 in Notes Payable – Other) converted his notes and related accrued interest into 115,637 shares of common stock of our merged company. Prior to conversion, these notes contained no stated conversion features. We valued the shares at their fair market value on the date of conversion and during the nine months ended September 30, 2014, we recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

8.	Related Parties

Advances from related parties consist of the following at:

	September 30, 2014	December 31, 2013
Advances from CEO	$142,203	$144,074
Advances from employee
Advances from Shareholder	15,000	15,000
	$157,203	$159,074

Also see Note 6 for additional information regarding related parties transactions.

9.	Capital Stock

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

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. Following is the activity for our shares of common stock during the nine months ended September 30, 2014:

	Shares
Shares outstanding December 31, 2013	38,018,748
Issuance for extinguishment of debt	115,637	See Note 7
Issuance for services	50,000
Surrender of shares to repay advances:
CEO	(668,386)	See Note 6
Employee	(27,350)	See Note 6
Shares outstanding September 30, 2014	37,488,649

Common Stock Issued for Services

During the three and nine months ended September 30, 2014, we issued 50,000 shares of common stock for services relating to investor relations and the development of shareholder awareness. The shares were valued at $12,500 which was our determination of the fair market value of the shares. We recorded general and administrative expense of $12,500 in connection with the share issuance. See Note 11 for additional information.

During the nine months ended September 30, 2013, we issued 526,599 shares of common stock in payment for services relating to retail distribution, product representation and strategic counseling. The shares were valued at $27,500 which was our determination of the fair market value of the shares. We recorded selling and marketing expense of $20,000 and general and administrative expense of $7,500 in connection with the share issuances.

Common Stock Issued for Compensation

During the three and nine months ended September 30, 2013, we hired our Director of Sales and our Retail Business Manager. As part of their employment arrangements, we issued these individuals a total of 213,300 shares of our common stock. During the three and nine months ended September 30, 2013 we recorded selling and marketing expense of $23,250 and $83,250, respectively in connection with the share issuances based on our determination of the fair market value of the shares.

10.       Agreements with Greenome and Sky Rover

Greenome Share Exchange Agreement

On May 6, 2014, we entered into a Share Exchange Agreement (“SEA”) with Greenome under which we agreed to sell to Greenome 80% of our outstanding common stock at a purchase price of $400,000, $175,000 of which was payable at the closing. The SEA required that both Greenome and our Company meet certain conditions in order for a closing to take place. The SEA also required Greenome to make certain advance payments to us prior to the closing which were refundable under certain circumstances. Both parties eventually became aware that the closing conditions would be difficult to meet, and on September 19, 2014, we entered into a Financing Agreement with Greenome which also terminated the SEA.

On May 30, 2014, on behalf of Greenome, we entered into a stock purchase transaction with a significant shareholder for the purchase of 9,669,575 shares of our common stock. Per the agreement, we were to receive funds as indicated above from Greenome, and remit a portion of those funds totaling $125,000 to the shareholder in the following tranches: $25,000 upon the signing of the agreement with the shareholder, $25,000 within ten days of the shares being turned over to an escrow agent, and $75,000 when the Company receives the final payment of $175,000 from Greenome as part of the SEA described above. In turn, the shareholder was to submit to an escrow agent, shares of our common stock totaling 9,669,575 shares. These shares were to be released to Greenome after the second tranche of $25,000 was paid to the shareholder on a pro-rata basis. If the closing did not take place by December 31, 2014 and the final $75,000 payment to the shareholder was not made, the Company will return to the shareholder 5,769,231 common shares held by the transfer agent. As of September 30, 2014, the first payment had been made to the shareholder. The SEA was terminated per above; however, the terms of the agreement were effectively transferred from Greenome to Sky Rover per the Stock Purchase agreement described below. In October 2014 the second $25,000 payment was made by Sky Rover and a portion of the shares were released by the transfer agent.

Greenome Financing Agreement

Under the September 19, 2014 Financing Agreement, we agreed to raise up to $3.0 million through a private placement memorandum (“PPM”) and loan these funds to a subsidiary of Greenome (the “Greenome Sub”) under a promissory note bearing interest at the rate of 10% per annum (the “Greenome Loan”). The promissory note will mature twelve months from its inception and will be secured by the assets of the Greenome Sub.

Greenome has already made $180,000 in advance payments to us under the SEA. The first $150,000 of the Greenome Loan proceeds will count towards the repayment of the amount advanced us by Greenome with the remainder of the advances forgiven. If the private placement is unsuccessful, the $150,000 will be formalized into a note payable. Accordingly, the Company has maintained the advanced amounts in accrued expenses and deposits in the accompanying balance sheets, which also includes advances from Sky Rover as noted below.

Sky Rover Stock Purchase Agreement

On September 19, 2014 we entered into a Stock Purchase Agreement (“SPA”) with Sky Rover under which we agreed to sell to Sky Rover 80% of our outstanding common stock at a purchase price of $400,000. Sky Rover is in the business of marketing, promoting, and selling of an E-Gold coin (the “EDG Coin”), a type of cryptoasset created by Sky Rover, which is marketed to consumers and merchants. Under the agreement, Sky Rover will acquire 30,600,000 shares of our common stock, which will equal exactly 80% of the outstanding shares, for a purchase price of $400,000. $120,000 of the purchase price was received as of September 30, 2014 and included in accrued expenses and deposits in the accompanying balance sheet due to the possibility the Company will have to repay such amounts if the Company does not meet specific conditions as part of the SPA which are described below. The remaining purchase price is payable as follows: $130,000 on or prior to October 15, 2014 and the final $150,000 at the closing when certain conditions have been met. Subsequent to September 30, 2014, we received additional proceeds of $150,000. Our Company’s conditions include the mitigation of certain of our debt and the restructure of our notes payable with the following features:

•	New interest rates of no greater than 10% per annum

•	New maturity dates no earlier than August 1, 2015

•	A forced conversion into free-trading shares of our common stock at any time our common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing as defined in the SPA

For their part, Sky Rover’s only condition to close is that they have made the applicable payments required under the SPA. The closing is to be no later than December 31, 2014. If we do not meet the conditions imposed on us by the agreement, we will be obligated to repay Sky Rover for monies received from them (50% in cash and 50% in common stock valued at $0.20 per share). If Sky Rover does not meet their condition, no monies received from them will need to be repaid.

11.	Other Agreements

The Scott Group Agreement

On July 21, 2014, we entered into a Consulting Agreement with The Scott Group, whose CEO is Steve Scott. Under the agreement, which has a term of sixty (60) days, The Scott Group will provide a variety of public relations services to assist us in increasing our investor base and shareholder awareness and in obtaining sponsorship from the brokerage community. In addition, The Scott Group will assist us with converting our debt. As compensation for the services, we agreed to pay The Scott Group $2,500 per month for the months of July and August 2014 and to issue them 50,000 shares of our common stock. We also extended the agreement through September 2014 for an additional payment of $2,500. For accounting purposes, we valued the common stock as of July 21, 2014, the date of issuance, and recorded a general and administrative expense of $20,000 ($7,500 cash and $12,500 in stock) during the third quarter ending September 30, 2014.

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

Description of Business

Global Future City Holding Inc., formerly FITT Highway Products, Inc. (the “Company”) is in the business of manufacturing (on an outsource basis), distribution and sale of energy drinks. We market three two-ounce energy shots named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”), “F.I.T.T. Energy Extreme” and "F.I.T.T. Energy Rx". We have significant debt and our profitability and cash flow have been dependent upon our success in marketing our three energy shot products. As discussed in Note 10, we have agreed to sell 80% of our common stock to Sky Rover Holdings Ltd. (“Sky Rover”).

Even if the Sky Rover transaction closes, the Company will continue to market and sell its FITT brand of energy shots while considering additional business alternatives. These business alternatives include the marketing and promotion of an E-Gold coin (the “EGD Coin”), a type of cryptoasset created by Sky Rover, to merchants and consumers. It should be noted that the Company does not currently contemplate selling the EGD Coin at this time.

The Company is strongly considering the business and regulatory issues concerning the implementation of its new business prior to the Sky Rover transaction closing.

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Net Sales

We had no net sales during the three months ended September 30, 2014 compared to $3,933 for the comparable period in 2013. Due to lack of funding we lost our sales staff in the fourth quarter of 2013.

Cost of Goods Sold

There was no cost of goods sold for the three months ended September 30, 2014 versus $1,615 in the same period of 2013. The 2013 period included a charge of $206 for inventory impairment. Because of the limited amount of sales, margins indicated may not be indicative of future margins at different sales levels.

Selling and Marketing Expenses

Selling and marketing expenses were $347 and $72,044 for the three months ended September 30, 2014 and 2013, respectively. The 2013 period includes $58,920 in compensation expense, $23,250 of which was stock-based. Because we lost our sales staff in the fourth quarter of 2013, there was no compensation expense in the third quarter of 2014.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2014 were $190,342, compared to $54,791 for the comparable period in 2013. In the 2014 period, we incurred certain post-merger expenses which were shown in fair value of contributed services in the 2013 period. These include $113,370 in post-Merger payroll and related expenses for our CEO and Controller, the majority of which were accrued and unpaid, along with $5,411 in insurance benefits.

Fair Value of Contributed Services

Fair value of contributed services was zero and $70,085 for the third quarters of 2014 and 2013, respectively. The 2013 amount represents a full quarter’s worth of costs of certain shared administrative services and the costs for services provided by our CEO and Controller who did not receive compensation from FITT prior to the Merger.

Interest Expense

Interest expense in the third quarter of 2014 was $42,099 compared to $55,964 for the same period in 2013, mainly on lower debt balances in 2014 as a result of conversions described in Note 7 to the accompanying consolidated financial statements.

Interest Income

There was no interest income during the three months ended September 30, 2014 versus $8,791 for the comparable period in 2013. The interest income in 2013 represents an interest accrual on the advances to shareholder.

Loss on Extinguishment of Debt

As explained in Note 7 to the accompanying consolidated financial statements, during the third quarter of 2014, we assigned a note held by Asher to Goldenrise and recorded a loss on extinguishment of debt in the amount of $9,948.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Net Sales

We had no net sales during the nine months ended September 30, 2014 compared to $6,422 for the comparable period in 2013. Due to lack of funding we lost our sales staff in the fourth quarter of 2013.

Cost of Goods Sold

There was no cost of goods sold for the nine months ended September 30, 2014 versus $31,598 in the same period of 2013. The 2013 period included a charge of $29,200 for inventory impairment. Because of the limited amount of sales, margins indicated may not be indicative of future margins at different sales levels.

Selling and Marketing Expenses

Selling and marketing expenses were $25,020 and $192,308 for the nine months ended September 30, 2014 and 2013, respectively. The 2013 period includes $83,250 in expense for common shares we issued to two employees and a service provider. Because we lost our sales staff in the fourth quarter of 2013, compensation expense for the first nine months of 2013 was approximately $28,000 higher than for the same period in 2014. Additionally, the 2013 period includes approximately $29,000 in expenses for advertising and samples which we did not incur in 2014.

General and Administrative Expenses

General and administrative expenses for the nine months of 2014 were $591,443, compared to $181,027 for the comparable period in 2013. In the 2014 period, we incurred certain post-merger expenses which were shown in fair value of contributed services in the 2013 period. These include $335,220 in post-Merger payroll and related expenses for our CEO and Controller, the majority of which were accrued and unpaid, along with $32,579 in insurance benefits. The 2014 period also contains higher shared office expenses of $33,872. The 2013 expenses include $7,500 in stock-based expenses for shares issued to a service provider.

Fair Value of Contributed Services

Fair value of contributed services was zero and $210,255 for the first nine months of 2014 and 2013, respectively. The 2013 amount represents a full nine months’ worth of costs of certain shared administrative services and the costs for services provided by our CEO and Controller who did not receive compensation from FITT prior to the Merger.

Interest Expense

Interest expense in the nine months of 2014 was $124,279 compared to $421,409 for the same period in 2013, mainly due to prior year accretion of debt discounts which were fully accreted as of 2014. In addition, 2014 saw lower debt levels as a result of conversions described in Note 7 to the accompanying consolidated financial statements.

Interest Income

There was no interest income during the nine months ended September 30, 2014 versus $24,257 for the comparable period in 2013. The interest income in 2013 represents an interest accrual on the advances to shareholder.

Loss on Extinguishment of Debt

During the first nine months of 2014, we recorded a loss on extinguishment of debt totaling $43,542. $33,594 of the loss related to a creditor converting notes payable and related accrued interest thereon totaling $55,000 into 115,637 shares of common stock of our merged company. $9,948 of the loss related to an assignment of a note held by Asher to Goldenrise. See Note 7 to the accompanying consolidated financial statements.

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

As of September 30, 2014, our principal source of liquidity is from the receipt of deposits from Greenome and Sky Rover in accordance with the terms of the May 6, 2014 Share Exchange Agreement and the September 19, 2014 Stock Purchase Agreement. See Note 10 to the accompanying consolidated financial statements. Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until profitability is achieved and making expenditures for general corporate purposes.

Management continues to seek capital through various sources. At September 30, 2014, our cash and cash equivalents were $63,731 and we had negative working capital of nearly $5.2 million.

DEBT

In prior years, we issued a number of notes payable and used the proceeds to fund operations. These notes payable were, in most cases, issued along with common shares of FITT or common shares of FHWY which were owned by FITT prior to the Merger. See Note 7 to the accompanying consolidated financial statements for additional information.

During the first quarter ended March 31, 2014, holders of $55,000 of debt (repayment value) elected to convert the obligations, including the related accrued interest totaling $15,479 into 115,637 common shares of the merged entity. Also during the first quarter of 2014, we entered into a convertible promissory note with Asher which was assigned to Goldenrise and amended. See Note 7 to the accompanying consolidated financial statements for further information.

EQUITY

In the first nine months of 2013, we issued 526,599 shares of common stock (total value of $27,500) in consideration of entering into agreements with two service providers. We also issued 213,300 shares of common stock (valued at $83,250) to our Director of Sales and our Retail Business Manager as incentives for them to accept employment with us.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	2014	2013	Change
Operating activities
Net loss	$(786,084)	$(1,006,518)	$220,434
Change in non-cash items	63,132	657,632	(594,500)
Change in working capital	472,969	168,857	304,112
Total	(249,983)	(180,029)	(69,954)
Investing activities	(1,871)	(52,496)	50,625
Financing activities	315,000	294,500	20,500
Total	$63,146	$61,975	$1,171

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

Financing Activities

Cash provided from the issuance of notes payable was $40,000 and $230,000 in the 2014 and 2013 periods, respectively. The 2014 period includes $300,000 in deposits and $25,000 in payments relating to a proposed business combination while the 2013 period included $64,500 in capital contributions from a major shareholder.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

GLOBAL FUTURE CITY HOLDING INC. (Registrant)

Dated: November 14, 2014
By: /s/ Michael R. Dunn
Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

