Form 10-K
period 2014-12-31
Global Future City Holding Inc.
filed 2015-04-01
CIK 1164964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014: $728,938

The registrant had 38,063,410 shares of common stock outstanding as of March 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15: (i) Registration Statement on Form 10SB, filed on January 18, 2002, (ii) Current Report on Form 8-K, filed on April 7, 2005, (iii) Schedule 14C Definitive Information Statement, filed June 28, 2005, (iv) Current Report on Form 8-K, filed August 26, 2009, (v) Current Report on Form 8-K, filed January 22, 2010, (vi) Current Report on Form 8-K, filed April 6, 2010, (vii) Schedule 14C Definitive Information Statement, filed June 21, 2010, (viii) Current Report on Form 8-K, filed July 21, 2010, (ix) Form S-8 Registration Statement, filed March 28, 2011, (x) Form S-8 Registration Statement, filed May 18, 2011, (xi) Form S-8 Registration Statement, filed November 4, 2011, (xii) Schedule 14C Definitive Information Statement, filed January 10, 2013, (xiii) Schedule 14C Definitive Information Statement, filed October 1, 2013and (xiv) Current Report on Form 8-K, filed on January 13, 2014 and amended on April 3, 2014.

PART I

ITEM 1.          BUSINESS

Description of Business

Global Future City Holding Inc., formerly FITT Highway Products, Inc. (the “Company”), is in the business of manufacturing (on an outsource basis), distribution and sale of energy drinks. We market three two-ounce energy shots named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”), “F.I.T.T. Energy Extreme” and "F.I.T.T. Energy Rx". We have significant debt and our profitability and cash flow have been dependent upon our success in marketing our three energy shot products. As discussed in Note 14 to the accompanying consolidated financial statements, we have agreed to sell 80% of our common stock to Sky Rover Holdings Ltd. (“Sky Rover”). If we are successful in closing this transaction, our business will also include the marketing and promotion of an E-Gold coin (the “EGD”), a type of cryptoasset created by Sky Rover, to merchants and consumers.

If the Sky Rover transaction closes, we will continue to market and sell our FITT brand of energy shots while considering additional business alternatives, including among other things, a proposed business model where the Company shall establish four subsidiaries. The first subsidiary will market a mobile application (“IP Technology”). Because the price of EGD continuously fluctuates, the IP Technology provides merchants with proprietary software that enables these merchants to calculate how much Rewarded EGD (as defined below) a consumer is eligible to receive. The second subsidiary will operate an online store and various merchants that sell goods and services to consumers, and gives consumers a certain percentage for completing the task or for the purchased goods/services back in the form of EGD (“Rewarded EGD”) as part of a loyalty program. The third subsidiary will be a foreign company that will sell 4,000,000 EGD to foreign individuals and entities. The fourth subsidiary will continue to sell the Company’s current energy drinks while participating in giving away Rewarded EGD as well. The Company itself will provide marketing services to merchants that want to establish loyalty program(s) with its customers (collectively, the “Proposed Business Model”).

The Securities and Exchange Commission (“SEC”) has not deemed whether a form of digital currency or crypto asset itself is a security, Due to this uncertainty, the Company has submitted a Request for No-Action Relief (the “No-Action Letter) on February 10, 2015 to the SEC to obtain clarification that the SEC will not recommend enforcement action against the Company and its related subsidiaries regarding the Proposed Business Model if they conduct themselves as described in the No-Action Letter.

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

Merger with FITT

In 2012, F.I.T.T Energy Products, Inc. (“FITT”) proposed negotiating a business combination with us and, on November 5, 2012, our Board of Directors approved commencing formal negotiations with FITT in this regard. On June 12, 2013, the Board, by unanimous written consent, recommended that our stockholders approve the Company entering into a Merger and Reorganization Agreement (the “Merger Agreement”) with FITT and on June 12, 2013, holders of a majority of the voting power of all shares of our common and preferred stock entitled to vote, by written consent in lieu of a special meeting of our stockholders, approved the following action: entry into the Merger Agreement with FITT whereby FITT would be merged into the Company, with the Company being the surviving entity (the “Merger”). The Merger Agreement, which was entered into on June 18, 2013, required that FITT obtain an independent valuation which would serve as the basis for a share exchange once all necessary approvals were obtained. A Definitive Information Statement on Schedule 14C (“DEF 14C”) was mailed to our shareholders on October 8, 2013 and the Merger became effective on October 29, 2013. On October 29, 2013, we issued 33,000,000 shares of common stock to the shareholders of FITT in the manner set out in the Merger Agreement. As such, the FITT shareholders owned approximately 89% of the post merged company as of the transaction date. Global Future City Holding Inc. and FITT are hereafter known collectively as the “Company.”

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

On April 13, 2005, the shareholders of Snocone Systems, Inc. voted to change its name to Who’s Your Daddy, Inc. and effective June 1, 2010, the shareholders of Who’s Your Daddy, Inc. voted to change the name to FITT Highway Products, Inc. As stated under Name Change above, effective October 29, 2014 the name of our Company was changed to Global Future City Holding Inc. and our trading symbol changed from FHWY to FTCY.

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

Operations

Since 2005, when we completed a merger with Snocone Systems, Inc., we have been unable to generate operating income and have become burdened with substantial debt. Due to a number of factors, including our substantial debt, we have had significant difficulty attracting the necessary investment dollars to produce and market our products. In addition, third parties performing marketing, production and fulfillment services have been unwilling to enter into agreements directly with us due to our poor financial condition, among other reasons. If the Sky Rover transaction closes, we are reasonably certain that we will be able to attract sufficient capital to sustain our operations as we perform our new business plan.

Marketing

Marketing functions have been directed mainly to the retail market segment. The retail market space for our product includes convenience stores, grocery chains, drug stores, and health and fitness centers to name a few. We believe sales into the retail market will provide the most stable method for marketing our energy shots. However, significant funds are required in order to conduct a sustained and supported rollout of our products. The Company has estimated that approximately $5.0 million would be needed to conduct a proper rollout, but to date such funds have not been obtained.

In October 2011, we entered into an exclusive Master Marketing Agreement with GRIPS Marketing Corporation (“GRIPS”), a corporation managed by an individual with over 40 years’ experience marketing a variety of products to convenience stores and other retail outlets. In April 2012, with the assistance of GRIPS, we received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with the Company to distribute our energy shot products. The terms of the agreement with GRIPS were negotiated with the Company’s understanding that the sales personnel of large distributors like Core-Mark would be a significant factor in the sales and servicing of their retail customers. The Company was unable to acquire the penetration required to expand the initial rollout model with Core Mark due to the inability to finance the support marketing which resulted in poor sell-through at the store levels.

Distribution

As noted above, in April 2012, with the assistance of GRIPS, we received a letter from Core-Mark International, a major national distributor, in which Core-Mark agreed to team up with the Company to distribute our energy shot products to Core-Mark’s customer base. Core-Mark is one of the largest broad-line, full-service marketers and distributors of packaged consumer products in North America. Founded in 1888, Core-Mark provides distribution and logistics services as well as marketing programs to over 29,000 retail locations across the United States and Canada through its 28 distribution centers. Core-Mark services traditional convenience retailers, grocers, mass merchandisers, drug, liquor and specialty stores, and other stores that carry consumer packaged goods. Core-Mark’s plan was to launch our products in California, Nevada and Arizona, then move across the country to other divisions. During the second quarter of 2012, the Company began shipping our energy shots to Core-Mark who then shipped the products to certain of its convenience store customers. The Company’s marketing program for sales into this market included in-store display racks and signage, and also included support by field sales reps and by various forms of media designed to drive the consumer to purchase the product at the retail outlets. However, without sufficient financing, we were initially unable to support programs necessary to make our distribution program successful.

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

Competition

The energy drink industry is intensely competitive and significantly affected by new product introductions and other market activities of industry participants. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our energy shots compete with a number of other energy shots produced by a relatively few number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.  The principal competitors include 5 Hour Energy®, Red Bull®, and Monster Energy® among many others. Management believes our products’ unique formulae and affiliation with qualified medical experts as well as renowned athletes will give us a vastly different entry into a rapidly expanding market.

Intellectual Property

We currently have the trademarks “F.I.T.T. Energy” and “Throw A F.I.T.T”. We also own the F.I.T.T. Energy logo.

Employees

As of the date of this Report, we employ one person who is full-time.  We retain independent contractors as needed.  Our employee is not represented by a labor union and we believe that our employee relations are satisfactory.

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

None

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the symbol “FTCY” on the OTCQB marketplace. The following table reflects on a per share basis the reported high and low bid prices of our Common Stock for each quarter for the period indicated as reported by the OTCQB.  Such prices are inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2014

QUARTER ENDED	HIGH	LOW
March 31, 2014	$1.20	$0.15
June 30, 2014	$0.25	$0.06
September 30, 2014	$1.10	$0.15
December 31, 2014	$1.10	$0.20

YEAR ENDED DECEMBER 31, 2013

QUARTER ENDED	HIGH	LOW
March 31, 2013	$0.40	$0.18
June 30, 2013	$0.51	$0.06
September 30, 2013	$1.19	$0.07
December 31, 2013	$1.35	$0.85

On March 30, 2015, the closing per share price for our common stock was $0.83.

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

Summary of Business

Our business is the manufacturing (on an outsource basis), distribution and sale of energy drinks. We market three two-ounce energy shots named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”), “F.I.T.T. Energy Extreme” and "F.I.T.T. Energy Rx". We have significant debt and our profitability and cash flow have been dependent upon our success in marketing our three energy shot products. We agreed to transfer 80% of our common stock to Sky Rover Holdings Ltd. (“Sky Rover”). If we are successful in closing this transaction, our business will also include the marketing and promotion of EGD.

If the Sky Rover transaction closes, we will continue to market and sell our FITT brand of energy shots while considering additional business alternatives, including among other things, a proposed business model where the Company shall establish four subsidiaries. Accordingly, future operations, if the transaction closes, may be substantially different than pas operations. The first subsidiary will market a mobile application (“IP Technology”). Because the price of EGD continuously fluctuates, the IP Technology provides merchants with proprietary software that enables these merchants to calculate how much Rewarded EGD (as defined below) a consumer is eligible to receive. The second subsidiary will operate an online store and various merchants that sell goods and services to consumers, and gives consumers a certain percentage for completing the task or for the purchased goods/services back in the form of EGD (“Rewarded EGD”) as part of a loyalty program. The third subsidiary will be a foreign company that will sell 4,000,000 EGD to foreign individuals and entities. The fourth subsidiary will continue to sell the Company’s current energy drinks while participating in giving away Rewarded EGD as well. The Company itself will provide marketing services to merchants that want to establish loyalty program(s) with its customers (collectively, the “Proposed Business Model”).

The Securities and Exchange Commission (“SEC”) has not deemed whether a form of digital currency or crypto asset itself is a security, Due to this uncertainty, the Company has submitted a Request for No-Action Relief (the “No-Action Letter) on February 10, 2015 to the SEC to obtain clarification that the SEC will not recommend enforcement action against the Company and its related subsidiaries regarding the Proposed Business Model if they conduct themselves as described in the No-Action Letter.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the consolidated financial statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company's consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

Results of Operations for the Years Ended December 31, 2014 and 2013

Net Sales

Net sales were $51,255 for 2014 versus $39,315 for 2013. Our 2014 sales represented the clearance of a significant part of our remaining inventory at reduced pricing since it was nearing expiration.

Cost of Goods Sold

Cost of goods sold for 2014 was $45,924 resulting in a gross profit of $5,331. Cost of goods sold for the 2013 was $42,858 and contained a charge of $29,200 for product impairment due to expired inventory. Because of the limited amount of sales during the years ended 2014 and 2013, margins indicated may not be indicative of future margins at different sales levels.

Selling and Marketing Expenses

Selling and marketing expenses were $31,620 and $276,444 in 2014 and 2013, respectively. In 2013 we hired a number of employees and incurred payroll expenses totaling $176,422 ($83,250 of which was stock-based) while in 2014 our payroll expense was $17,619. In addition, expenses in 2014 were lower than in 2013 in the following categories: marketing ($22,000 of which $20,000 was stock-based), advertising ($44,000) and commissions and royalties ($11,000).

General and Administrative Expenses

General and administrative expenses for 2014 were $674,157, compared to $336,830 for the comparable period in 2013. In 2014, our payroll related expenses for our CEO and Controller totaled $335,220 while in 2013 we our comparable payroll costs were post-Merger cost totaling $73,975. All payroll costs for our CEO and Controller were accrued and unpaid. Also in 2014, director’s fees, office supplies, office rent and telephone costs amounted to $67,000 while in 2013 the comparable post-Merger costs totaled $31,000. Finally, expenses in 2014 were higher than in 2013 in the following categories: investor relations ($22,500 of which $12,500 was stock-based) and corporation and SEC filing fees ($13,000).

Fair Value of Contributed Services

Fair value of contributed services was $233,616 for 2013 and represented costs of certain shared administrative services and the costs for services provided by our CEO and Controller who did not accrue compensation from our Company prior to October 29, 2013, the effective date of the Merger. There were no such expenses in 2014.

Interest Expense

Interest expense in 2014 was $159,868 compared to $465,532 for the same period in 2013. The 2013 amount includes $272,015 amortization of debt discount and accretion of principal balance relating to notes payable that were repayable at two times principal. There are no similar costs for 2014.

Interest Income

Interest income during 2013 was $33,283 and represented an interest accrual on the advances to shareholder. 2014 contains no similar interest income since the shareholder advances were repaid in prior years.

Gain or Loss on Extinguishment of Debt

See Note 13 to the accompanying consolidated financial statements for a detail of the components for this category.

Liquidity and Capital Resources

As of December 31, 2014, our principal source of liquidity is from the receipt of deposits from Greenome and Sky Rover in accordance with the terms of the May 6, 2014 Share Exchange Agreement, which was subsequently cancelled, and the September 19, 2014 Stock Purchase Agreement. See Note 14 to the accompanying consolidated financial statements. Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until profitability is achieved and making expenditures for general corporate purposes.

Management continues to seek capital through various sources. At December 31, 2014, our cash and cash equivalents were $155,271 and we had negative working capital of nearly $4.1 million.

Debt

In prior years, we issued a number of notes payable and used the proceeds to fund operations. These notes payable were, in most cases, issued along with common shares of FITT or common shares of FTCY which were owned by FITT prior to the Merger. See Note 8 to the accompanying consolidated financial statements for additional information.

During the first quarter ended March 31, 2014, holders of $55,000 of debt (repayment value) elected to convert the obligations, including the related accrued interest totaling $15,479 into 115,637 common shares of the merged entity. Also during the first quarter of 2014, we entered into a convertible promissory note with a note holder which was assigned to a third party and amended in the third quarter of 2014. During the fourth quarter of 2014, we entered into new note agreements with noteholders of $1,515,000 of debt whereby the maturity dates were extended to August 2015, interest rates were reset at 10%, and a significant amount of accrued interest was forgiven. The new note agreements also contain a forced conversion feature at the option of the Company when certain market conditions are met. See Note 8 to the accompanying consolidated financial statements for further information.

Equity

During 2014, we issued 50,000 common shares (valued at $12,500) to a service provider for various public relations services. In 2013, we issued 526,599 shares of common stock (total value of $27,500) in consideration of entering into agreements with two individuals for services. Also in 2013, we issued 213,300 of our common shares (total value of $83,250) to two employees as incentive for them to begin employment with us.

Cash Flows

The following table sets forth our cash flows for the year ended December 31:

	2014	2013	Change
Operating activities
Net income (loss)	$190,620	$(1,666,458)	$1,857,078
Change in non-cash items	(1,030,624)	1,036,381	(2,067,005)
Change in working capital	481,561	409,523	72,038
Total	(358,443)	(220,554)	(137,889)
Investing activities	(1,871)	(80,629)	78,758
Financing activities	515,000	294,500	220,500
Total	$154,686	$(6,683)	$161,369

Operating Activities

The change in non-cash items includes gain/loss on extinguishment of debt, shares issued for compensation and services, the fair value of contributed services, depreciation, and amortization of debt discount/debt accretion. The change in working capital is primarily related to increases in accounts payable, accrued expenses and accrued compensation.

Investing Activities

Cash used in investing activities consists of capital expenditures, along with cash advances to and repayments from a related party and our major shareholder. For 2013, this category also includes net liabilities assumed in the Merger.

Financing Activities

Cash provided from the issuance of notes payable was $40,000 and $230,000 in the 2014 and 2013 periods, respectively. The 2014 period includes $525,000 in deposits and $50,000 in payments relating to a proposed business combination while the 2013 period included $64,500 in capital contributions from a major shareholder.

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

ITEM 8.          FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Global Future City Holding Inc.

We have audited the accompanying consolidated balance sheets of Global Future City Holding Inc. (formerly FITT Highway Products, Inc.) and subsidiary (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Future City Holding Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ dbbmckennon

Newport Beach, California
April 1, 2015

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$155,271	$585
Accounts receivable, net of allowance	51,256	–
Inventories	3,426	52,496
Prepaid expenses	10,277	4,232
Total current assets	220,230	57,313
Property and equipment, net	6,059	12,169
Total assets	$226,289	$69,482

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$505,602	$694,003
Accrued expenses and deposits	526,238	324,522
Accrued compensation	1,996,559	1,712,724
Notes payable	1,100,000	1,650,000
Advances from related parties	157,203	159,074
Total current liabilities	4,285,602	4,540,323
Total liabilities	4,285,602	4,540,323

Commitments and contingencies (Note 10)

Shareholders’ deficit:
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 37,763,410 and 38,018,748 shares issued and outstanding at December 31, 2014 and 2013, respectively.	37,763	38,019
Additional paid-in capital	435,040	213,876
Accumulated deficit	(4,532,116)	(4,722,736)
Total shareholders’ deficit	(4,059,313)	(4,470,841)
Total liabilities and shareholders’ deficit	$226,289	$69,482

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Net sales	$51,255	$39,315
Cost of goods sold:
Cost of goods	45,924	13,658
Inventory impairment	–	29,200
Total cost of goods sold	45,924	42,858
Gross profit (loss)	5,331	(3,543)

Operating expenses:
Selling and marketing	31,620	276,444
General and administrative	674,157	570,446
Total operating expenses	705,777	846,890
Operating loss	(700,446)	(850,433)

Other (income) expense:
Interest expense	159,868	465,532
Interest income	–	(33,283)
(Gain) loss on extinguishment of debt	(1,051,734)	382,976
Income (loss) before income taxes	191,420	(1,665,658)
Income taxes	800	800
Net income (loss)	$190,620	$(1,666,458)

Basic net income (loss) per common share	$0.01	$(0.05)
Diluted net income (loss) per common share	$0.01	$(0.05)

Weighted average number of common shares used in basic per share calculations	37,609,063	33,627,167
Weighted average number of common shares used in diluted per share calculations	38,955,254	33,627,167

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Advances to	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shareholder	Loss	Deficit	Total
Balance at December 31, 2012	–	$–	32,231,661	$32,232	$1,829,329	$(544,667)	$(111,000)	$(2,188,759)	$(982,865)
Stock issued to non-employees for services and operating expenses	–	–	526,599	527	26,973	–	–	–	27,500
Stock issued for compensation	–	–	213,300	213	83,037	–	–	–	83,250
Capital contributions	–	–	–	–	64,500	–	–	–	64,500
Fair value of contributed services	–	–	–	–	233,616	–	–	–	233,616
Stock issued in connection with the issuance of notes payable	–	–	28,440	29	4,971	–	–	–	5,000
Unrealized gain on available for sales securities	–	–	–	–	–	–	28,292	–	28,292
Shares retained in Merger	–	–	4,155,372	4,155	(2,934,232)	544,667	82,708	(867,519)	(3,170,221)
Stock issued for extinguishment of debt	–	–	863,376	863	905,682	–	–	–	906,545
Net loss	–	–	–	–	–	–	–	(1,666,458)	(1,666,458)

Balance at December 31, 2013	–	–	38,018,748	38,019	213,876	–	–	(4,722,736)	(4,470,841)
Stock issued to non-employees for services	–	–	50,000	50	12,450	–	–	–	12,500
Stock returned for repayment of advances	–	–	(695,736)	(696)	(26,855)	–	–	–	(27,551)
Stock issued for extinguishment of debt	–	–	390,398	390	235,569	–	–	–	235,959
Net income	–	–	–	–	–	–	–	190,620	190,620
Balance at December 31, 2014	–	$–	37,763,410	$37,763	$435,040	$–	$–	$(4,532,116)	(4,059,313)

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$190,620	$(1,666,458)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on extinguishment of debt	(1,051,734)	382,976
Common stock issued for services and compensation	12,500	110,750
Fair value of contributed services	–	233,616
Depreciation	6,110	5,786
Amortization of debt discount/debt accretion	2,500	303,253
Changes in operating assets and liabilities:
Accounts receivable	(51,256)	824
Inventories	49,070	(1,825)
Prepaid expenses	(6,045)	510
Accounts payable	86,360	131,572
Accrued expenses	147,148	172,361
Accrued compensation	256,284	106,081
Net cash used in operating activities	(358,443)	(220,554)

Cash flows from investing activities:
Capital expenditures	–	(3,015)
Advances (repayments) to/from related party	(1,871)	69,524
Advances to shareholder	–	(147,138)
Net cash used in investing activities	(1,871)	(80,629)

Cash flows from financing activities:
Proceeds from issuance of notes payable	40,000	230,000
Proceeds from deposit on proposed business combination	525,000	–
Payment to shareholder to facilitate proposed business combination	(50,000)	–
Proceeds from capital contributions	–	64,500
Net cash provided by financing activities	515,000	294,500

Net increase (decrease) in cash and cash equivalents	154,686	(6,683)

Cash and cash equivalents at beginning of year	585	7,268
Cash and cash equivalents at end of year	$155,271	$585

Supplemental disclosure of cash flow information:
Cash paid for interest	$562	$562
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Repayment of advances with common stock	$27,551	$691,805
Conversion of notes payable and accrued interest	$70,479	$906,545
Discount on notes payable	$2,500	$128,000
Net liabilities assumed from reverse merger	$–	$2,987,791

 See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

(formerly FITT HIGHWAY PRODUCTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Business and Management’s Plan of Operation

Business

Global Future City Holding Inc., formerly FITT Highway Products, Inc. (the “Company”), is in the business of manufacturing (on an outsource basis), distribution and sale of energy drinks. We market three two-ounce energy shots named “F.I.T.T. Energy for Life” (the “FITT Energy Shot”), “F.I.T.T. Energy Extreme” and "F.I.T.T. Energy Rx". As discussed in Note 14, we have agreed to sell 80% of our common stock to Sky Rover Holdings Ltd. (“Sky Rover”). If we are successful in closing this transaction, our business will also include the marketing and promotion of an E-Gold coin (the “EDG”), a type of cryptoasset created by Sky Rover, to merchants and consumers.

If the Sky Rover transaction closes, we will continue to market and sell our FITT brand of energy shots while considering additional business alternatives, including among other things, a proposed business model where the Company shall establish four subsidiaries. The first subsidiary will market a mobile application (“IP Technology”). Because the price of EGD continuously fluctuates, the IP Technology provides merchants with proprietary software that enables these merchants to calculate how much Rewarded EGD (as defined below) a consumer is eligible to receive. The second subsidiary will operate an online store and various merchants that sell goods and services to consumers, and gives consumers a certain percentage for completing the task or for the purchased goods/services back in the form of EGD (“Rewarded EGD”) as part of a loyalty program. The third subsidiary will be a foreign company that will sell a set amount of EGD to foreign individuals and entities. The fourth subsidiary will continue to sell the Company’s current energy drinks while participating in giving away Rewarded EGD as well. The Company itself will provide marketing services to merchants that want to establish loyalty program(s) with its customers (collectively, the “Proposed Business Model”).

The Securities and Exchange Commission (“SEC”) has not deemed whether a form of digital currency or crypto asset itself is a security, due to this uncertainty, the Company has submitted a Request for No-Action Relief (the “No-Action Letter) on February 10, 2015 to the SEC to obtain clarification that the SEC will not recommend enforcement action against the Company and its related subsidiaries regarding the Proposed Business Model if they conduct themselves as described in the No-Action Letter.

If the Sky Rover transaction fails to close, the Company will continue to market and sell our FITT brand of energy shots.

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

For accounting purposes, this merger was treated as a reverse-acquisition since control of our Company passed to the FITT shareholders. As a result of this accounting treatment, subsequent to October 29, 2013, the effective date of the reverse-acquisition, the historical financial statements of FITT, the accounting acquirer, are presented for all periods prior to the acquisition as a change in reporting entity. The financial statements of Global Future City Holding Inc. are included from October 29, 2013. The assets acquired and liabilities assumed of Global Future City Holding Inc. were recorded at fair value, which approximated the carrying value, on the acquisition date and included in the financial information post-merger. The following is pro-forma revenue and earnings information for the year ended December 31, 2013 assuming both our Company and FITT had been combined as of January 1, 2013. Amounts have been rounded to the nearest thousand and are unaudited:

Sales, net	$39,000

Loss before income taxes	$(2,338,000)

Management’s Plan of Operations

During the years ended December 31, 2014 and 2013, the Company has generated minimal revenue and had significant losses from operations.  Given the Company’s lack of historical revenue, negative cash flows from operations, operating losses, and lack of significant capital to execute our business and marketing plan for the FITT Energy Drinks, there are factors present that indicate substantial doubt about the Company’s ability to continue as a going concern.  Subsequent to year end, the Company has secured $3,000,000 in financing (see Note 14) that is expected to be used for working capital, repayment of certain debts, and investments into projects and/or inventory that Management expects will provide the Company with future revenues and the ability to obtain add-on financing if needed.  In addition, the Company has agreements in place, such that if and when the Sky Rover transaction is closed, approximately $1,680,000 in accrued compensation and payroll taxes will be alleviated from the Company’s current liabilities, $845,000 in notes payable, plus the related interest thereon can be forced to convert if market conditions are met, and $400,000 in deposits from Sky Rover will no longer be subject to return, for total reductions in liabilities of $2.9 million before any cash is used to settle additional liabilities. Accordingly, we believe based on historical operating costs and planned future operating costs, that the capital received and resulting debt alleviation subsequent to year end will be sufficient to finance our working capital needs over the next 12 months.

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

3.          Significant Accounting Policies

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present the company's financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing the company's consolidated financial statements

Principles of Consolidation

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Our significant estimates relate to the assessment of contingent events, the valuation of stock awards, reserves for right of return on revenues, and inventory valuation.

Concentrations of Credit Risks

We will invest any cash balances we may have through high-credit quality financial institutions.  From time to time, we may maintain bank account levels in excess of FDIC insurance limits.  If the financial institution in which we have our accounts has financial difficulties, any cash balances in excess of the FDIC limits could be at risk.

Accounts receivable at December 31, 2014 was from one customer. There were no accounts receivable at December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 or less to be cash equivalents.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of required payments is reasonably assured: customer credit-worthiness, past transaction history with the customer, and current economic industry trends. As of December 31, 2014 and 2013, there were no allowances for doubtful accounts.

Inventories

Inventories are valued at the lower of first-in, first-out, cost or market value (net realizable value). We regularly review our inventory quantities on hand and record a provision for excess and slow moving inventory based primarily on our estimated forecast of product demand and related product expiration dates.

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

The Company's financial instruments consisted primarily of (level 1) accounts payable, accrued expenses and deposits, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values due to the short term nature of these instruments.

As of December 31, 2014 and 2013, we did not have any level 2 or 3 assets or liabilities.

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

Net Income (Loss) per Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At December 31, 2014 and 2013, we had no outstanding options or warrants to purchase any of our common shares, respectively. As of December 31, 2014, the Company had certain debt with conversion features, which was convertible into approximately 1,346,191 shares of common stock. The Company added these dilutive shares to the denominator and added back approximately $18,000 of related interest in the numerator for weighted average diluted earnings per share. As of December 31, 2013, the Company had convertible debt; however, the effects of the convertible debt would have been anti-dilutive due to loss in the period.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company's consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

4.          Inventories

Inventories consist of the following at December 31:

	2014	2013
Finished goods	$3,426	$51,905
Raw materials – boxes and labels	–	591
	$3,426	$52,496

5.          Property and Equipment

Property and equipment consist of the following at December 31:

	2014	2013
Furniture	$6,536	$6,536
Computers	11,091	11,091
Software	16,894	16,894
Less accumulated depreciation	(28,462)	(22,352)
	$6,059	$12,169

Depreciation expense was $6,110 and $5,786 for the years ended December 31, 2014 and 2013, respectively.

6.          Accrued Expenses

Accrued expenses consist of the following at December 31:

	2014	2013
Accrued interest	$38,773	$312,057
Accrued royalties and commissions	11,666	11,666
Deposit on proposed business combination	475,000	–
Other	799	799
	$526,238	$324,522

During the fourth quarter of 2014, we reached settlement agreements with most all of our noteholders and we restructured their notes. The settlements included an agreement by the noteholders to forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of the each settlement agreement. See Note 8 for further information.

During 2014, we entered into agreements first with Greenome, then with Sky Rover under which we agreed to sell 80% of our outstanding common stock. As part of the agreements, we received advances from Greenome and Sky Rover to be used to mitigate debt, to acquire common stock from a major shareholder on their behalf, and to continue our operations. See Note 14 for further information with respect to these agreements.

7.          Accrued Compensation

Accrued compensation consists of the following at December 31:

	2014	2013
Accrued officers compensation – CEO	$1,053,187	$912,343
Accrued other compensation – employee	441,462	330,599
Accrued payroll taxes – delinquent	316,044	311,595
Accrued payroll taxes on accrued payroll (not yet due)	185,866	158,187
	$1,996,559	$1,712,724

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

Accrued Officer’s Compensation - CEO

Settlement Agreement

In order to facilitate the investment by Sky Rover discussed in Note 1, on September 19, 2014 we entered into a Settlement Agreement with our CEO which will become effective once all closing conditions for the Sky Rover SPA have become effective as more fully described in Note 14. Under the Settlement Agreement, our CEO agreed to forgive all accrued but unpaid salary which amounted to $1,053,187 and any additional accrued salary though the closing date of the Stock Purchase Agreement. We did not accrue any compensation for our CEO during the fourth quarter of 2014 based on mutual agreement of the CEO and Sky Rover. In addition, our CEO gave up his right to any severance payment which would be due him under his employment agreement upon the closing of the Stock Purchase Agreement. For our part, we agreed to issue our CEO a promissory note for the amount of unpaid advances made to us by him in the amount of $142,203. The note will bear interest at 8% per annum and becomes due and payable one year from its effective date. Finally, the CEO will be allowed to retain no less than 2,000,000 of his currently held common shares. The terms of the Settlement Agreement with our CEO will only be effective and recorded if and when all closing conditions to the Sky Rover SPA have been met.

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

Although we believe these advances made to our CEO by FITT have been appropriately accounted for, it is reasonably possible that a future examination by an external party may deem a portion of these advances to be compensatory. If such determination is made, the Company may be liable for employer payroll taxes on advances deemed compensatory.  Based on our estimation, if such a determination is made, the corresponding liability could range from approximately $17,000 to approximately $50,000. Such amount could increase if penalties and interests are assessed. As of the date of filing, there are no examinations by eternal parties that would indicate our initial treatment was incorrect.

Accrued Other Compensation – Employee

Settlement Agreement

On November 10, 2014, we entered into a Settlement Agreement with a former employee who served as our Controller. The Settlement Agreement will become effective once all closing conditions for the Sky Rover SPA have become effective. Under the Settlement Agreement,the former employee agreed to forgive all accrued but unpaid salary which amounted to $441,462 and any additional accrued salary though the closing date of the Stock Purchase Agreement. In addition, our employee gave up his right to any severance payment which might be due him under his employment agreement upon the closing of the Stock Purchase Agreement. For our part, we agreed to repay our employee $3,699 for advances he had made to our Company and repay a relative of our former employee $15,984 for employee health insurance premiums she had made on behalf of our Company. Finally, the former employee will be allowed to retain no less than 300,000 shares of our common stock issued to him in the Merger with FITT. The terms of the Settlement Agreement with our employee will only be effective and recorded if and when all closing conditions to the Sky Rover SPA have been met.

Advance Repayment

Effective January 14, 2014 a former employee repaid certain advances made to him in 2013 in the amount of $27,551 through an agreement to surrender 27,350 shares of common stock of our post-merged company which were beneficially owned by him. The shares were valued at the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares.

8.          Notes Payable

Notes payable consists of the following at December 31:

	2014	2013
Convertible promissory notes – debt acquisition	$100,000	$200,000
Notes payable – original bridge	120,000	170,000
Notes payable – bridge loan #1	355,000	405,000
Notes payable – bridge loan #2	200,000	350,000
Notes payable – bridge loan #3	250,000	500,000
Convertible promissory note – Asher/Goldenrise	55,000	–
Convertible promissory notes – service agreement	20,000	20,000
Notes payable – other	–	5,000
Subtotal	1,100,000	1,650,000
Less current portion	(1,100,000)	(1,650,000)
Long-term portion	$–	$–

Notes Payable Settlement Agreements

During the fourth quarter of 2014, we reached Settlement Agreements with most of our noteholders to restructure their notes. In the restructuring of our notes payable, which is one of our Company’s conditions for closing of the Sky Rover SPA, our noteholders agreed to a) forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of the each settlement agreement, b) a new interest rate of 10% per annum, c) a new maturity date of August 1, 2015 and d) a Company option to convert into free-trading shares of our common stock at any time our common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing of the SPA. Certain of noteholders also agreed to relinquish shares of our common stock they received with their original notes, contingent upon the Sky Rover SPA closing. If the Sky Rover SPA closes, the shares will be transferred to Sky Rover. Because the shares are contingent upon the closing, and until then remain in the name and possession of the note holders, the shares are considered contingent consideration and will be accounted for if and when the shares are transferred. In addition, holders of the convertible promissory notes – debt acquisition, notes payable – bridge loan #2 and notes payable – bridge loan #3 also agreed to forgo any additional principal payable under their notes. As a result of these settlements, we recorded gains on extinguishment of debt totaling $952,400 in 2014. After modification of the notes described above, all notes are now considered convertible.

Convertible Promissory Notes – Debt Acquisition

During the first quarter of 2013 we entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). Under the Debt Agreements, we issued convertible promissory notes totaling $150,000, $50,000 of which was subsequently converted to equity. The notes bore interest at 10% per annum and were repayable at two times the principal amount of the notes. Repayment was to be made by conversion into shares of our common stock based on a 20-day volume weighted average price with the minimum conversion price based on a market valuation for our company of $10 million the maximum based on a market valuation of $20 million. The due date by which the Debt Funders were to convert the notes was December 31, 2013, but such conversion has not yet been made. In December 2014 we entered into Settlement Agreements with the holders of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements. Accordingly, these notes are no longer convertible at the option of the holder.

Note Payable – Original Bridge

The notes, which had an original face value totaling $245,000, bore interest from 10% to 12% per annum and were to be repayable from a pool of 10% of gross proceeds from the sales of the FITT Energy Shot. In December 2013, a noteholder converted $75,000 of this debt to equity. In the fourth quarter of 2014 we entered into Settlement Agreements with the holders of $120,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements. In 2014, we facilitated a share purchase agreement between Greenome and a significant shareholder. Per the terms of the agreement (see Note 14), the Company was relieved of $50,000 in debt from the shareholder.

Note Payable – Bridge Loan #1

This debt arose from an offering we initiated in 2010 of up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of common stock of FTCY for every dollar invested. In connection with this offering, we issued notes with face value totaling $580,000. During the three-month periods ended December 31, 2013 and March 31, 2014, respectively, noteholders converted $175,000 and $50,000 into equity, respectively. The notes were repayable 12 months from the date of issue and repayment was to come from a pool of 10% of cash receipts from the sales of the FITT Energy Shot. In the fourth quarter of 2014 we entered into Settlement Agreements with the holders of $345,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #2

In November 2011, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default) and 5.5 shares of our common stock for every dollar invested with repayment to be made at two times the principal amount of the notes. The notes matured at various dates, all of which are within twelve months of the date of issuance. In connection with this offering, we issued notes with principal amounts totaling $255,000 (repayment amounts totaling $510,000). The additional principal of $255,000 was accreted over the respective term of each of the notes. We also recorded an initial discount on the notes of $11,275 based on the estimated fair market value of our common shares on the date of issuance. In connection with the debt discount and accretion, during the years ended December 31, 2014 and 2013, we charged interest expense with zero and $303,253, respectively. As of December 31, 2013, there was no remaining unamortized discount.

During the three-month period ended December 31, 2013, $160,000 in repayment amounts were converted to equity. In the fourth quarter of 2014 we entered into Settlement Agreements with the holders of $150,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #3

In December 2012 we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default). During the second quarter of 2013, we issued a note with face value totaling $250,000 in connection with the offering and received proceeds of $225,000. The note was repayable at two times the principal amount of the note (repayment amount of $500,000) and matured June 30, 2013. We recorded an initial discount of $25,000 on this note which we amortized through June 30, 2013, the effective maturity date of the note. The additional principal of $250,000 was accreted through the effective maturity date of June 30, 2013.

In the fourth quarter of 2014, we entered into Settlement Agreements with the holder of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements, with the exception that the modified note does not contain a conversion option.

Convertible Promissory Note – Asher/Goldenrise

On January 6, 2014 we issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”) in the amount of $42,500. The note bore interest at 8% per annum and matured on October 8, 2014. Any amount of principal or interest which was not paid by the maturity date would bear interest at 22% per annum from the maturity date. The note was convertible into common stock beginning 180 days from the date of the note at a conversion price of 58% of the market price of our stock. The note had a ratchet provision, which adjusted the conversion price in the event of a capital raise at a lower amount per share than the conversion price. We recorded an on-issuance discount of $2,500 on this note which we were amortizing through October 8, 2014, the maturity date, and accelerated the amortization due to the note assumption by Goldenrise Development, Inc. (“Goldenrise”) as discussed below. During the year ended December 31, 2014, $2,500 was amortized to expense.

Prior to the date the note became convertible, we began negotiating the repayment of this note to Asher. On July 15, 2014, we formalized and entered into an Assignment Agreement with Asher and Goldenrise under which Asher agreed to assign the note to Goldenrise for consideration of $55,000. Also effective on July 15, 2014 and subsequent to the assignment, we amended the note to revise the principal amount to $55,000 and to modify the conversion feature so that the conversion price cannot be lower than $0.15 per share. The amendment also eliminated the note’s ratchet provision. As such, derivative accounting does not apply under the new terms. During the quarter ended September 30, 2014, we accounted for the July 15, 2014 assignment and amendment as an extinguishment of debt and recorded a loss on extinguishment of debt in the amount of $9,948.

Convertible Promissory Notes – Service Agreement

During the first quarter of 2013, we became obligated to issue convertible promissory notes totaling $20,000 to a company under a Service Agreement. The notes bear no interest and were to be repayable through a conversion into shares of our common stock. We have determined that the service provider has not performed any services under the agreement and the note is in dispute.

Note Payable - Other

On April 3, 2013, we issued a note payable in the amount of $5,000 together with 28,440 shares of our restricted common stock. The note carried an interest rate of 10% per annum and matured on October 3, 2013. During the second quarter of 2013, we recorded an initial discount on this note of $5,000 based on the estimated fair market value of our common shares on the date of issuance. The debt discount was amortized over the 6-month term of the note. In February 2014, this note was converted to equity.

Debt Conversions

In February 2014, a creditor holding notes payable with repayment amounts totaling $55,000 ($50,000 in Notes Payable- Bridge Loan #1 and $5,000 in Notes Payable – Other) converted his notes and related accrued interest into 115,637 shares of common stock of our merged company. Prior to conversion, these notes contained no stated conversion features. We valued the shares at their fair market value on the date of conversion and during the year ended December 31, 2014, we recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

9.          Related Parties

Advances from related parties consist of the following at December 31:

	2014	2013
Advances from our CEO	$142,203	$144,074
Advances from Shareholder	15,000	15,000
	$157,203	$159,074

Also see Note 7 for additional information regarding related parties transactions.

10.         Commitments and Contingencies

We lease our current office space in Mission Viejo, California on a month-to-month basis and have no other non-cancellable operating leases.  The monthly payment under the lease is $2,000. Rent expense under operating leases amounted to $24,109 and $4,000, respectively, for the years ended December 31, 2014 and 2013.

11.         Capital Stock

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.0001.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001.

Common Stock to Consultants and Advisors for Services

During 2014, we issued 50,000 shares of common stock for services relating to investor relations and the development of shareholder awareness. The shares were valued at $12,500 which was our determination of the fair market value of the shares. We recorded general and administrative expense of $12,500 in connection with the share issuance.

During 2013, we issued 526,599 shares of common stock in payment for services relating to retail distribution, product representation and strategic counseling. The shares were valued at $27,500 which was our determination of the fair market value of the shares. We recorded selling and marketing expense of $20,000 and general and administrative expense of $7,500 in connection with the share issuances.

Common Stock Issued for Compensation

During 2013, we hired a Director of Sales and a Retail Business Manager. As part of the employment arrangements, we issued the individuals a total of 214,555 shares of our common stock and recorded selling and marketing expense of $83,250 in connection with the share issuances based on our determination of the fair market value of the shares.

Warrants and Stock Options

During the years ended December 31, 2014 and 2013, there were no warrants or stock options outstanding and there was no expense related to warrants or stock options.

On June 29, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the grant of equity awards to our directors, officers, other employees, consultants, independent contractors and agents, including stock options to purchase shares of our common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares.  Up to 13,889 shares of our common stock may be issued pursuant to awards granted under the 2007 Plan, subject to adjustment in the event of stock splits and other similar events. The 2007 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.  As of December 31, 2014, there have been no grants made under the 2007 Plan.

12.         Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2014	2013
Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Fair value of contributed services	–	-5.6%
Gain/loss on extinguishment of debt	-191.2%	-9.2%
Amortization of debt discount and accretion of debt	0.5%	-7.3%
Interest income on shareholder advances	–	0.8%
Common stock issued for employee services	–	-2.0%
Non-deductible entertainment	0.3%	-0.1%
Temporary differences:
Accrued liabilities and other	0.4%	–
Change in valuation allowance	150.5%	-16.5%
Total provision	0.4%	-0.1%

The major components of the deferred taxes are as follows at December 31:

	Asset (Liability)
	2014	2013
Current:
Reserves and accruals	$309,724	$195,880
Noncurrent:
Net operating losses	504,644	330,413
Valuation allowance	(814,368)	(526,293)
Net deferred tax asset	$–	$–

Based on federal tax returns filed or to be filed through December 31, 2014, we had available approximately $26,749,000 in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure.  Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes.  For Federal income tax purposes, the net operating losses begin to expire in 2026.  State net operating loss carryforwards through December 31, 2014 are approximately $24,401,000 and begin to expire in 2013. We have relied on the issuance of common stock to fund certain operating expenses.

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

During the years ended December 31, 2014 and 2013, our valuation allowance increased by $288,075 and $275,210, respectively.

The United States Federal return years 2010 through 2013 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations. We are subject to examination by the California Franchise Tax Board for the years 2010 through 2013 and currently does not have any ongoing tax examinations.

13.         Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for the years ended December 31, 2014 and 2013 consist of:

	2014	2013
Notes payable settlement agreements	$952,400	$–
Conversions of notes payable	(33,594)	(382,976)
Assignment of Asher note payable	(9,948)	–
Settlement of accounts payable to legal counsel	142,876	–
	$1,051,734	$(382,976)

On December 12 2014, our legal counsel agreed to convert our $274,761 accounts payable balance owed by us into 274,761 shares of our common stock. We valued the shares at the market price of our common stock on December 12, 2014, the date of issuance, and recorded a gain on extinguishment of debt of $142,876 in connection with this transaction.

14.         Agreements with Greenome and Sky Rover

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

Sky Rover Stock Purchase Agreement

On September 19, 2014 we entered into the Sky Rover SPA under which we agreed to sell to Sky Rover 80% of our outstanding common stock at a purchase price of $400,000. Sky Rover is in the business of marketing, promoting, and selling of an E-Gold coin (the “EGD”), a type of cryptoasset created by Sky Rover, which is marketed to consumers and merchants. Under the agreement, Sky Rover will acquire 30,600,000 shares of our common stock, which will equal exactly 80% of the outstanding shares, for a purchase price of $400,000. $345,000 of the purchase price was received as of December 31, 2014 and included in accrued expenses and deposits in the accompanying balance sheet due to the possibility the Company will have to repay such amounts if the Company does not meet specific conditions as part of the SPA which are described below. The remaining purchase price was received subsequent to year end. Our Company’s conditions include the mitigation of certain of our debt and the restructure of our notes payable with the following features:

•	New interest rates of no greater than 10% per annum
•	New maturity dates no earlier than August 1, 2015
•	A forced conversion into free-trading shares of our common stock at any time our common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing as defined in the SPA

For their part, Sky Rover’s only condition to close is that they have made the applicable payments required under the SPA. The transaction was to close no later than no later than December 31, 2014; however, the two parties verbally agreed to extend the deadline as needed in order to achieve the responsibilities of each party. On February 17, 2015, the agreement was amended for additional requirements.

The Parties have cooperated and agreed to a proposed business model where if the closing conditions to the Agreement have been met, the Company shall establish four subsidiaries. The first subsidiary will market the IP Technology as defined below. The second subsidiary will operate an Online Store and various merchants that sell goods and services to consumers, and gives Rewarded EGD (as defined below) to consumers as part of a loyalty program. The third subsidiary will be a foreign company that will sell 4,000,000 E-Gold (“EGD”) to foreign individuals and entities. The fourth subsidiary will continue to sell the Company’s current energy drinks while participating in giving away Rewarded EGD as well. The Company itself will provide marketing services to merchants that want to establish loyalty program(s) with its customers (the “Proposed Business Model”). If we do not meet the conditions imposed on us by the agreement, we will be obligated to repay Sky Rover for monies received from them (50% in cash and 50% in common stock valued at $0.20 per share). If Sky Rover does not meet their condition, no monies received from them will need to be repaid.

15.         Other Agreements

The Scott Group Agreement

On July 21, 2014, we entered into a Consulting Agreement with The Scott Group. Under the agreement, which has a term of sixty (60) days, The Scott Group will provide a variety of public relations services to assist us in increasing our investor base and shareholder awareness and in obtaining sponsorship from the brokerage community. In addition, The Scott Group will assist us with converting our debt. As compensation for the services, we agreed to pay The Scott Group $2,500 per month for the months of July and August 2014 and to issue them 50,000 shares of our common stock. We also extended the agreement through September 2014 for an additional payment of $2,500. For accounting purposes, we valued the common stock as of July 21, 2014, the date of issuance, and recorded a general and administrative expense of $20,000 ($7,500 cash and $12,500 in stock) during 2014.

Agreement with Andrew Loza

On January 5, 2013, we entered into a Consulting Agreement with Andrew Loza, an individual with significant experience in product representation and strategic alliances.  The agreement called for Mr. Loza to provide services in the areas of corporate strategies and retail distribution networks. The agreement has a term of 12 months and is cancelable on 180 days’ notice. In connection with the agreement, we agreed to make monthly payments to Mr. Loza of $5,000 and to issue him 426,599 shares of common stock. The common stock, which was fully vested on January 5, 2013, the date of issuance, was valued at the estimated fair market value of our stock of $0.01 per share. For the year ended December 31, 2013 we recorded general and administrative expenses totaling $67,500 ($60,000 in cash and $7,500 in stock) as a result of this transaction.

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

16.         Subsequent Events

Consulting Agreements

Subsequent to December 31, 2014, we entered into consulting agreements with five (5) individuals under which the consultants agreed to provide, among other services, business development, executive recruitment, and brand development services for us. As consideration for their services, we issued a total of 300,000 common shares to the consultants, which shares were vested immediately on issuance. During the three months ended March 31, 2015, we will value the shares at the market price of our stock on the dates of issuance and record the appropriate expense.

EB-5 Regional Purchase

On March 27, 2015, the Company purchased Powerdyne Regional Center LLC, a designated EB-5 Regional Center approved by the U.S. Citizen and Immigration Service (“USCIS”). The aggregate purchase price for 100% of the membership interest of Powerdyne Regional Center is $250,000.00, of which $125,000.00 was funded on March 27, 2015. The balance will be paid in five quarterly installments of $25,000.00 with the payments due on April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016 and April 1, 2016. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) on March 30, 2015 which describes the acquisition in detail.

Stock Purchase Agreement for 3 Million Dollars

The Company entered into a Stock Purchase Agreement on March 30, 2015 to purchase 6,000,000 shares of the Company’s common stock at a price of $0.50 per share for a total capital investment of $3,000,000.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2014 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of December 31, 2014.

ITEM 9A(T).     CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Michael R. Dunn	62	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Derek Jones	76	Director

Michael R. Dunn, our Chief Executive Officer, Chief Financial Officer, and member of our Board of Directors. He joined us on May 28, 2008 at a time when our Company, which was considered a turn-around project, required a significant reduction of our debt, a major capital infusion, a rationalization of our product line, and a more effective product distribution.

Mr. Dunn has recently spearheaded the search for a merger partner and has managed our relationship with Sky Rover and if and when it closes the following are some of the important aspects of the negotiated transaction:

•	Restructuring of $1,095,000 in notes payable
•	Mitigated over $1,500,000 in accrued executive salary forgiveness upon Sky Rover closing
•	Obtaining $580,000 in operating funds from Greenome and Sky Rover
•	Arranging a $3 million dollar stock placement from Sky Rover
•	Negotiating the contribution by Sky Rover of 4,000,000 EDG for sale to foreign entities and investors which had a trading value of $25.25 per EGD on March 25, 2015

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael R. Dunn, CEO, CFO (1)	2014	$180,913	$-0-	$-0-	$-0-	$-0-	$-0-	$180,913
	2013	$229,731	$-0-	$-0-	$-0-	$-0-	$-0-	$229,731

(1)	Joined us May 28, 2008. For 2014 and 2013, all of Mr. Dunn’s salary was accrued and none was paid.

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

During the fourth quarter of 2014, the employee terminated employment with the Company and settled outstanding balances due him without any additional liability to the Company. See Note 7 to the consolidated financial statements.

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

During 2014 and 2013, we accrued director’s fees for Derek Jones in the amount of $12,000 and $2,000, respectively.

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

The following table sets forth certain information concerning our best estimate of the beneficial stock ownership of our common stock as of the date of this report pending the resolution of the issues note above. The information is presented with respect to: (i) each person who is known to us to beneficially own more than 5% of our common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 38,063,410 shares of outstanding common stock.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class(2)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class
Michael R. Dunn, CEO, CFO, Secretary, and Director	12,109,716	31.8%	-0-	0.0%
Derek Jones, Director	1,667	*	-0-	0.0%
All executive officers and directors as a group (two persons)	12,111,383	31.8%	-0-	0.0%
Sky Rover Holdings Ltd	13,572,088	35.7%	-0-	0.0%
Rand Scott, MD	2,506,561	6.6%	-0-	0.0%

__________

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Settlement Agreement

In order to facilitate the investment by Sky Rover discussed in Note 1, on September 19, 2014 we entered into a Settlement Agreement with our CEO, who is also a Director, which will become effective once all closing conditions for the Sky Rover SPA have become effective as more fully described in Note 14 to the accompanying consolidated financial statements. Under the Settlement Agreement, our CEO and Director agreed to forgive all accrued but unpaid salary which amounted to $1,053,187 and any additional accrued salary though the closing date of the Stock Purchase Agreement. We did not accrue any compensation for our CEO during the fourth quarter of 2014 based on mutual agreement of the CEO and Sky Rover. In addition, our CEO gave up his right to any severance payment which would be due him under his employment agreement upon the closing of the Stock Purchase Agreement. For our part, we agreed to issue our CEO a promissory note for the amount of unpaid advances made to us by him in the amount of $142,203. The note will bear interest at 8% per annum and becomes due and payable one year from its effective date. Finally, the CEO will be allowed to retain no less than 2,000,000 of his currently held common shares. The terms of the Settlement Agreement with our CEO will only be effective and recorded once all closing conditions to the Sky Rover SPA have been met.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

dbbmckennon (the “Independent Auditors”) were our Independent Auditors and examined our consolidated financial statements for the years ended December 31, 2014 and 2013, respectively. The Independent Auditors performed the services listed below and were paid the aggregate fees listed below for the years ended December 31, 2014 and 2013.

Audit Fees

The Independent Auditors billed us aggregate fees of approximately $48,000 for the fiscal year ended December 31, 2014 and approximately $38,000 for the fiscal year ended December 31, 2013 for professional services rendered for their audit of our annual financial statements and their reviews of our financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

The Independent Auditors did not bill us any fees for either of the years ended December 31, 2014 or 2013 for any audit- related professional services.

Tax Fees

The Independent Auditors did not bill us any fees for either of the years ended December 31, 2014 or 2013 for any professional services for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

The Independent Auditors billed us aggregate fees of approximately $15,000 for the fiscal year ended December 31, 2013 for professional services related to their reviews of Form 8-K in connection with our Merger with FITT. The Independent Auditors did not bill us any fees for the year ended December 31, 2014 for any other professional services.

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

__________

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

FITT HIGHWAY PRODUCTS, INC.

DATED: April 1, 2015	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

