Form 10-Q
period 2015-03-31
Global Future City Holding Inc.
filed 2015-05-14
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

GLOBAL FUTURE CITY HOLDING INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

301 Brea Canyon Road, Walnut, CA 91789

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

As of May 14, 2015, there were 44,013,410 shares of our common stock issued and outstanding.

GLOBAL FUTURE CITY HOLDING INC.

FORM 10-Q

MARCH 31, 2015

PART I -- FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March, 31 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$3,106,815	$155,271
Accounts receivable	–	51,256
Inventories	–	3,426
Prepaid and other	22,858	10,277
Total current assets	3,129,673	220,230
Property and equipment, net	–	6,059
Other asset	250,000	–
Total assets	$3,379,673	$226,289
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$238,006	505,602
Accrued expenses and deposits	245,784	526,238
Accrued compensation	319,335	1,996,559
Notes payable	1,055,000	1,100,000
Advances from related parties	124,196	157,203
Acquisition note payable	75,000	–
Total current liabilities	2,057,321	4,285,602
Acquisition note payable, net of current portion	25,000	–
Total liabilities	2,082,321	4,285,602
Shareholders’ equity (deficit)
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 44,013,410 and 37,763,410 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	44,013	37,763
Additional paid-in capital	5,677,449	435,040
Accumulated deficit	(4,424,110)	(4,532,116)
Total shareholders’ equity (deficit)	1,297,352	(4,059,313)
Total liabilities and shareholders’ equity (deficit)	$3,379,673	$226,289

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net sales	$–	$–
Cost of goods sold	–	–
Gross profit	–	–

Operating expenses:
Selling and marketing	84,689	7,904
General and administrative	56,053	214,221
Total operating expenses	140,742	222,125
Operating loss	(140,742)	(222,125)

Other (income) expense:
Interest expense	28,386	40,009
(Gain) loss on extinguishment of debt and payables	(277,734)	33,594
Other expense, net	600	600
Income (loss) before income taxes	108,006	(296,328)
Provision for income taxes	–	–
Net income (loss)	$108,006	$(296,328)

Basic net income (loss) per common share	$0.00	$(0.01)
Diluted net income (loss) per common share	$0.00	$(0.01)
Weighted average number of common shares used in basic per share calculations	37,809,163	38,009,492
Weighted average number of common shares used in diluted per share calculations	39,498,560	38,009,492

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$108,006	$(296,328)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain (loss) on extinguishment of debt	(277,734)	33,594
Common stock issued for services rendered	65,000	–
Depreciation	6,059	1,529
Amortization of debt discount and beneficial conversion feature	–	764
Changes in operating assets and liabilities:
Accounts receivable	51,256	–
Inventories	3,426	–
Prepaid and other	(12,581)	251
Accounts payable	(75,645)	67,453
Accrued expenses	36,879	149,855
Net cash used in operating activities	(95,334)	(42,882)
Cash flows from investing activities:
Acquisition of Powerdyne EB-5 License	(150,000)	–
Repayments to related party	(18,007)	(1,771)
Net cash used in investing activities	(168,007)	(1,771)
Cash flows from financing activities:
Sale of common stock	3,000,000	–
Proceeds from capital contribution	150,000	–
Deposit received for proposed business combination	139,885	30,000
Shareholder payment for proposed business combination	(75,000)	–
Proceeds from issuance of notes payable	–	40,000
Net cash provided by financing activities	3,214,885	70,000
Net increase in cash and cash equivalents	2,951,544	25,347
Cash and cash equivalents at beginning of period	155,271	585
Cash and cash equivalents at end of period	$3,106,815	$25,932
Supplemental disclosure of cash flow information:
Cash paid for interest	$437	$–
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Issuance of note payable to seller of Powerdyne	$100,000	$–
Repayment of advances with common stock	$–	$27,551
Conversion of notes payable and accrued interest	$–	$70,479
Discount on notes payable	$–	$2,500

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

1.	Business

Corporate History

Global Future City Holding, Inc. (the “Company”), is a Nevada corporation. The Company was incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. and its wholly-owned subsidiary, WYD Acquisition Corp., a California corporation (the “Merger Sub”), merged with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately held California corporation, whereby the Merger Sub merged with and into WYD. After the merger, WYD continued its corporate existence as a direct, wholly-owned subsidiary of Snocone Systems, Inc. under the laws of the State of California. On April 13, 2005, the Company changed its name to Who’s Your Daddy, Inc. and, effective June 1, 2010, the Company changed its name FITT Highway Products, Inc. Effective October 29, 2013, the Company merged with F.I.T.T. Energy Products, Inc. (“FITT”) whereby FITT merged into the Company, with the Company being the surviving entity. Effective October 29, 2014 the name of our Company was changed to Global Future City Holding Inc. and our trading symbol changed from FHWY to FTCY.

Sky Rover Stock Purchase Agreement

On April 17, 2015, the Company and Sky Rover Holdings, Ltd., a corporation formed under the laws of the Republic of Seychelles (“Sky Rover”) completed the closing of a Stock Purchase Agreement (the “SPA”) whereby certain unaffiliated parties that contributed cash, E-Gold coins, or other consideration to complete the SPA acquired approximately 87.3% of the outstanding shares of stock of the Company in exchange for $400,000 in cash and the contribution of 4,000,000 E-Gold coins crypto-assets (“EGD”) trading at $26 per coin as of April 13, 2015. Additionally, Sky Rover provided the initial down payment for purchasing 100% of the membership interest of Powerdyne Regional Center LLC (“Powerdyne”), as described below. In connection with the closing of the SPA, newly-appointed CEO Mr. Lei Pei purchased 6,000,000 newly-issued shares of common stock of the Company for $3,000,000 in cash in a separate transaction that closed on March 30, 2015, which will provide working capital for the Company’s anticipated expansion programs.

Acquisition of Powerdyne Regional Center

In March 2015, the Company purchased 100% of the membership interests in Powerdyne to expand its business scope to real estate development and has plans to raise funding for real estate development projects through an EB-5 Regional Center, a vehicle designated by the U.S. Citizen and Immigration Service as eligible to receive immigrant investor capital to promote economic growth, improve regional productivity, create jobs, and increase domestic capital investment.

The purchase price was $250,000, $125,000 of which was contributed by our CEO Lei Pei and paid on March 27, 2015. The Company is required to make remaining balance in five (5) quarterly installments of $25,000 due on April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016 and April 1, 2016 (collectively “Installment Payments”). On March 31, 2015, our CEO Lei Pei funded an additional $25,000 for the April 1, 2015 payment. As of March 31, 2015, $150,000 of the purchase price has been paid. The Company recorded its purchases of the Powerdyne EB-5 License under “Other Assets” in the accompanying consolidated balance sheet as of March 31, 2015.

As collateral for the timely payment of the Installment Payments, the Company pledged and granted a security interest in the acquired membership interest of Powerdyne to the seller, until such time all Installment Payments have been made.

The purchase of Powerdyne is considered an asset purchase for accounting purposes based on the guidance of Accounting Standards Codification ("ASC") 805 - Business Combinations, as Powerdyne does not have features of a business nor does it have any operations. Through the Powerdyne acquisition, we acquired the right to issue licenses to projects such that the projects will benefit from our regional center approved status.

Management’s Plan of Operations

The Company through its acquisition of Powerdyne is implementing an EB-5 immigrant investor program for foreign investors who are interested in acquiring lawful permanent residence in the United States. Management plans to acquire real estate project held for investment and purposes.

In connection with the acquisition of Sky Rover in April 2015, (see above and Note 10), the Company will market and deploy the E-Gold cryto-asset EGD.

The EGD is a loyalty-based retail program the Company will look to expand into through development or acquisition of providing merchants with proprietary software calculating the Rewarded EGD a customer is eligible to receive. The Company plans to further develop, outside of the United States, a market for the EGD. It is anticipated the EGD will allow its holder to purchase goods and services through the Company and third party entities such as online merchant stores.

The Company will continue to market and sell its F.I.T.T. energy drinks to domestic and overseas markets, while planning to participate in the Rewarded EGD loyalty programs by giving away Rewarded EGD with purchase of its products.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2014 as reported in our Form 10-K have been omitted. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary to present fairly our financial position, results of operation and cash flows. The results of operations for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. We believe those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our Company, or (iv) are not expected to have a significant impact on us.

3.	Inventories

Inventories consist of the following at:

	March 31, 2015	December 31, 2014
Finished goods	$–	$3,426
	$–	$3,426

4.	Accrued Expenses

Accrued expenses consist of the following at:

	March 31, 2015	December 31, 2014
Accrued interest	$53,619	$38,773
Accrued royalties and commissions	11,366	11,666
Deposit on proposed business combination	180,000	475,000
Other	799	799
	$245,784	$526,238

5.	Accrued Compensation

Accrued compensation consists of the following at:

	March 31, 2015	December 31, 2014
Accrued officer’s compensation - CEO	$–	$1,053,187
Accrued other compensation - employee	–	441,462
Accrued payroll taxes – delinquent	319,335	316,044
Accrued payroll taxes on accrued payroll	–	185,866
	$319,335	$1,996,559

In prior years, the Company made minimal payments to its employees and accrued most of their compensation. In addition, the Company has delinquent payroll taxes incurred mainly under previous management. In October 2010, the IRS filed a federal tax lien against us in the amount of $136,678 related to past-due payroll taxes. The Company has accrued estimated interest for non-payment of those past due payroll liabilities.

During the three months ended March 31, 2015, the Company’s former Chief Executive Officer and its former Controller forgave $1,053,187 and $434,721, respectively of accrued compensation. These amounts have been recorded as contributed capital in the accompanying consolidated financial statements.  In addition, the Company charged off the related payroll taxes of $185,866, which were also credited to additional paid-in capital.

6.	Notes Payable

Notes payable consists of the following at:

	March 31, 2015	December 31, 2014
Convertible promissory notes – debt acquisition	$100,000	$100,000
Notes payable – original bridge	120,000	120,000
Notes payable – bridge loan #1	355,000	355,000
Notes payable – bridge loan #2	175,000	200,000
Notes payable – bridge loan #3	250,000	250,000
Convertible promissory note – Asher/Goldenrise	55,000	55,000
Convertible promissory note – service agreement	–	20,000
	1,055,000	1,100,000
Less current portion	(1,055,000)	(1,100,000)
Long-term portion	$–	$–

Notes Payable Settlement Agreements

During the fourth quarter of 2014, we reached Settlement Agreements with most of our noteholders to restructure their notes. In the restructuring of our notes payable, which was one one of our Company’s conditions for closing of the Sky Rover SPA, our noteholders agreed to a) forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of the each settlement agreement, b) a new interest rate of 10% per annum, c) a new maturity date of August 1, 2015, and d) a Company option to convert into free-trading shares of our common stock at any time our common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing of the SPA. Certain noteholders also agreed to relinquish shares of our common stock they received with their original notes, contingent upon the Sky Rover SPA closing which occurred subsequent to March 31, 2015. Because the shares were contingent upon the closing, and until then remain in the name and possession of the note holders, the shares were considered contingent consideration and will be accounted for upon transfer. In addition, holders of the convertible promissory notes – debt acquisition, notes payable – bridge loan #2 and notes payable – bridge loan #3 also agreed to forgo any additional principal payable under their notes. As a result of these settlements, we recorded gains on extinguishment of debt totaling $952,400 in 2014. After modification of the notes described above, all notes are now considered convertible.

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

Note Payable – Original Bridge

These notes payable were transferred to us from FTCY in November 2010 with all noteholders consenting to the transfer. The notes, which had an original face value totaling $245,000, bear interest from 10% to 12% per annum and are repayable from a pool of 10% of gross proceeds from the sales of the FITT Original product. In December 2013, a noteholder converted $75,000 of this debt to equity. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. As such, the notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented. In 2014, we facilitated a share purchase agreement between Greenome and a significant shareholder. Per the terms of the agreement the Company was relieved of $50,000 in debt from the shareholder.

Note Payable – Bridge Loan #1

This debt arose from an offering we initiated in 2010 of up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of the Company’s common stock for every dollar invested. In connection with this offering, we issued notes with face value totaling $580,000. During the three-month periods ended December 31, 2013 and March 31, 2014, respectively, noteholders converted $175,000 and $50,000 into equity, respectively. The notes were repayable 12 months from the date of issue and repayment was to come from a pool of 10% of cash receipts from the sales of the FITT Original product. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. In the fourth quarter of 2014, we entered into Settlement Agreements with the holders of $345,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

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

The additional principal of $255,000 was accreted over the respective term of each of the notes. We also recorded an initial discount on the notes of $11,275 based on the estimated fair market value of our common shares on the date of issuance. As of March 31, 2015 and December 31, 2014, there was no remaining unamortized discount. In the fourth quarter of 2014 we entered into Settlement Agreements with the holders of $150,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #3

In December 2012, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default). During the second quarter of 2013, we issued a note with face value totaling $250,000 in connection with the offering and received proceeds of $225,000. The note is repayable at two times the principal amount of the note (repayment amount of $500,000) and matured June 30, 2013. We have the option to repay the note in cash, shares of common stock of the merged entity, or a combination of cash and shares of common stock. Any portion of payment made in shares of our common stock are to be valued at the 20-day volume weighted adjusted market price of the stock of the merged entity. No payments have been made to date on these notes payable.

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

Convertible Promissory Note – Asher/Goldenrise

On January 6, 2014 we issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”) in the amount of $42,500. The note bore interest at 8% per annum and matured on October 8, 2014. Any amount of principal or interest which was not paid by the maturity date would bear interest at 22% per annum from the maturity date. The note was convertible into common stock beginning 180 days from the date of the note at a conversion price of 58% of the market price of our common stock. The note has a ratchet provision, which adjusted the conversion price in the event of a capital raise at a lower amount per share than the conversion price.

We recorded an on-issuance discount of $2,500 on this note which we were amortizing through October 8, 2014, the maturity date, and accelerated the amortization due to the note assumption by Goldenrise below. During the three months ended March 31, 2015 and 2014, $0 and $909, respectively was amortized to expense.

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

Convertible Promissory Notes – Service Agreement

During the first quarter of 2013, FHWY became obligated to issue convertible promissory notes totaling $20,000 to a company under a service agreement. The notes bear no interest and were to be repayable through a conversion into shares of our common stock. We have determined after thorough review that the service provider has not performed the services under the agreement and the notes are in dispute. The Company has eliminated the liability and recorded a gain on extinguishment as management believes it is probably that the dispute would have an outcome favorable to the Company.

Debt Conversions

In February 2014, a creditor holding notes payable with repayment amounts totaling $55,000 ($50,000 in Notes Payable- Bridge Loan #1 and $5,000 in Notes Payable – Other) converted his notes and related accrued interest into 115,637 shares of common stock. Prior to conversion, these notes contained no stated conversion features. We valued the shares at their fair market value on the date of conversion and during the three months ended March 31, 2014, we recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

7.	Related Parties

Advances from related parties consist of the following at:

	March 31, 2015	December 31, 2014
Advances from CEO	$124,196	$142,203
Advances from Shareholder	–	15,000
	$124,196	$157,203

8.	Capital Stock

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001.

In connection with the closing of the SPA with Sky Rover, the Company’s newly-appointed CEO Mr. Lei Pei purchased 6,000,000 newly-issued shares of common stock of the Company for $3,000,000 in cash in a separate transaction that closed on March 30, 2015.

Common Stock Issued for Services

During the three months ended March 31, 2015, the Company issued 250,000 shares of common stock for consulting services rendered. In connection with these issuances, the Company recorded stock-based compensation of $65,000.

Contributed Capital

As described in Note 5, during the three months ended March 31, 2015, the Company’s former Chief Executive Officer, Michael Dunn and its former Controller forgave accrued compensation due to each of them. As a result, the Company recorded contributed capital of $1,673,774 during this period.

On March 31, 2015, Mr. Lei Pei paid $25,000 to sellers of Powerdyne in connection with the required payment due April 1, 2015. Mr. Pei was not issued a note or shares of common stock and as a result, the Company recorded this amount as contributed capital in the accompanying consolidated financial statements as of March 31, 2015.

As discussed in Note 10, the Sky Rover stock purchase transaction closed April 17, 2015. Accordingly, we have recorded all previous advances from Sky Rover as additional paid-in capital as of March 31, 2015.

9.	Agreement with Greenome

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

On May 30, 2014, on behalf of Greenome, we entered into a stock purchase transaction with a significant shareholder for the purchase of 9,669,575 shares of our common stock. Per the agreement, we were to receive funds as indicated above from Greenome, and remit a portion of those funds totaling $125,000 to the shareholder in the following tranches: $25,000 upon the signing of the agreement with the shareholder, $25,000 within ten days of the shares being turned over to an escrow agent, and $75,000 when the Company receives the final payment of $175,000 from Greenome as part of the SEA described above. In turn, the shareholder was to submit to an escrow agent, shares of our common stock totaling 9,669,575 shares. These shares were to be released to Greenome after the second tranche of $25,000 was paid to the shareholder on a pro-rata basis. If the closing did not take place by December 31, 2014 and the final $75,000 payment to the shareholder was not made, the Company would return to the shareholder 5,769,231 common shares held by the transfer agent. The first payment had been made to the shareholder. The SEA was terminated per above; however, the terms of the agreement were effectively transferred from Greenome to Sky Rover per the Stock Purchase agreement described below. In October 2014 the second $25,000 payment was made by Sky Rover and a portion of the shares were released by the transfer agent.

Greenome Financing Agreement

On September 19, 2014, the Company entered into a financing agreement with Greenome Development Group, Inc. (“Greenome”), whereby Greenome agreed to raise up to $3.0 million through a private placement memorandum then loan these funds to a subsidiary of Greenome to the Company under a promissory note bearing interest at the rate of 10% per annum. These notes would mature twelve months from its inception and be secured by the assets of Greenome.

Greenome has advanced $180,000 to the Company. The Company incurred $30,000 in costs associated with the agreement whereby Greenome agreed to apply such amounts against the $180,000 advanced. The relief of the $30,000 will be recognized once the agreement is formalized.

10.	Subsequent Events

Sky Rover Stock Purchase Transaction

On September 19, 2014, the Company entered into a Stock Purchase Agreement (the “Sky Rover SPA”) with Sky Rover Holdings, Ltd., a corporation formed under the laws of the Republic of Seychelles (“Sky Rover”). Per the terms of the Sky Rover SPA, at closing, the Company was to sell and Sky Rover was to acquire 30,400,000 shares (the “Shares”) of the Company’s common stock which was to be equal to approximately 80% of the outstanding shares of common stock of the Company. In consideration of the Shares, Sky Rover was to pay to the Company a total $400,000. The Shares were not to be newly-issued shares, but rather were to be acquired from existing shareholders to close the agreement.

On February 17, 2015, the Company amended the terms of the Sky Rover SPA (the “Amended SPA”) it entered into with Sky Rover. According to the terms of the Amended SPA, the Parties amended the original Sky Rover SPA as follows:

•	The Company was to create 4 wholly-owned subsidiaries. The first subsidiary was to market a mobile application (“IP Technology”) that calculates Rewarded EGD as defined below. The second subsidiary was to operate an online store and various merchants that sell goods and services to consumers. When a consumer purchases goods or services from these vendors or completes certain promotional/consumption based tasks, the consumer will be eligible to receive a percentage for completing the task or for the purchased goods back in the form of E-Gold (“EGD”), a form of digital crypto asset given to consumers as part of a loyalty program to incentivize customer loyalty (“Rewarded EGD”). The third subsidiary was planned to be a foreign company that will sell 4,000,000 EGD to foreign individuals and entities. The fourth subsidiary was to continue to sell the Company’s current energy drinks while participating in giving away Rewarded EGD to vendors and/or individuals. As for the Company itself, the Company agreed to provide marketing services to merchants that want to establish loyalty program(s) with its customer base.
•	Sky Rover agreed to transfer the IP Technology used to calculate Rewarded EGD to one of the Company’s wholly-owned subsidiaries.
•	Sky Rover agreed to deposit 4,000,000 EGD into the Company’s foreign wholly-owned subsidiary.

On April 17, 2015, the Company and Sky Rover completed their respective closing condition obligations to the Sky Rover SPA (the “Closing”). The Company and Sky Rover agreed, among other things as described below, that Sky Rover shall acquire 33,000,000 shares of the Company’s common stock. However, prior to the Closing, the Company already issued 2,600,000 of the 33,000,000 shares to certain unaffiliated individuals that provided consideration to the parties in order to complete this transaction (the “UIs”). Thus, the Company was only obligated to deliver 30,400,000 shares to Sky Rover at Closing.

The Sky Rover SPA further provided that the Company was only obligated to deliver 30,400,000 shares to Sky Rover at Closing. In exchange for these shares, the Company received $400,000, 4,000,000 EGD proposed to be sold to foreign citizens and entities outside the United States into a foreign-owned subsidiary, the initial down payment for purchasing 100% of the membership interests of Powerdyne Regional Center LLC.

On March 30, 2015, the Company entered into a subscription agreement with Mr. Lei Pei on March 30, 2015, whereby Mr. Pei obtained 6,000,000 shares of the Company’s common stock at a price of $0.50 per share for a total capital investment of $3,000,000 (the “Pei Shares”). The Pei Shares were issued in order to provide the Company with enough cash reserves to execute its new business plan, and to mitigate the Company’s substantial existing debt.

Settlement with Greenome

On May 12, 2015, the Company entered into a debt conversion agreement (the “Debt Conversion Agreement”) with Greenome, whereby the Company issued a total of 2,000,000 shares of the Company’s common stock to five separate individuals associated with Greenome in satisfaction of the $150,000 loan that was due to Greenome under the SEA and financing agreement between the Company and Greenome. In addition, the $30,000 accrued liability was forgiven. By signing the Debt Conversion Agreement, the Company is no longer indebted to Greenome.

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

Description of Business

Global Future City Holding, Inc. is a holding company focused on implementing an EB-5 immigrant investor program for foreign investors who are interested in acquiring lawful permanent residence in the United States, and the marketing and deployment of an E-Gold coins cyrpto asset (“EDG”) and loyalty-based retail program. As a result of recent transactions with Sky Rover and the acquisition of a designated EB-5 regional center approved by the U.S. Citizen and Immigration Service (“EB-5 Subsidiary”), We intend to expand our operations into several new areas. We plan to focus its initial efforts on acquiring real estate projects that will fit the purchase of the recently acquired EB-5 Subsidiary and the development of its loyalty program using its recently acquired EGD. We intend to ultimately have six (6) wholly-owned operating subsidiaries once audits are completed. Of the six (6) intended subsidiaries, three (3) have been incorporated as of the date of this filing, two (2) are not yet subsidiaries of the Company but may be pending the satisfactory audit of the entities, and one (1) has not yet been incorporated.

In addition to its EB-5 Subsidiary’s immigrant investor program mentioned above, We intend to develop an EGD loyalty-based retail program. Our core retail operations will flow through this to be incorporated “Merchant Subsidiary” which plans to own (or partially own) and operate grocery stores, restaurants, and other similar ventures throughout Southern California that plans to give away “Rewarded EGD” to eligible customers for no additional consideration after customers purchase goods or services from these merchants in order to incentivize customers to continue an ongoing retail relationship with the merchants. The Merchant Subsidiary intends to also operate an online merchant store that sells goods or services to consumers.

Our existing Energy Drink Subsidiary will continue to market and sell the Company’s F.I.T.T. energy drinks to domestic and overseas markets, while planning to participate in the Rewarded EGD loyalty programs by giving away Rewarded EGD with purchase of its products.

We have also recently formed Global Modern Enterprise Limited (“EGD Subsidiary”), a Hong Kong entity, which was transferred 4,000,000 EGD acquired in the Sky Rover SPA, and plans to begin selling this EGD only to foreign individuals and entities located outside the United States. Initially, the EGD Subsidiary will operate mainly to provide financial support to the Company’s operations.

The Rewarded EGD will initially be purchased from third party EGD marketplaces using the funds raised through capital raises, or through the sale of the 4,000,000 EDG acquired in the Sky Rover SPA. However, we have filed a Request for No-Action Relief (the “No-Action Letter) on February 10, 2015 to the SEC to obtain clarification that the SEC will not recommend enforcement action against us and our related subsidiaries regarding the Rewarded EGD program if we conduct ourselves as described in the No-Action Letter. In the event of clarity from the SEC on the status of EGD in the United States, we plan to use its EGD Subsidiary to support our EGD loyalty program and reduce dependence on third party EGD marketplaces.

We intend to acquire the final two (2) subsidiaries in connection with the Sky Rover SPA pending completion of audits on each business. As of the date of this filing, these entities have not yet been acquired as audits have not yet been completed. The first of the two intended acquisitions is Future Technology, Inc. (“IP Subsidiary”), a California corporation that intends to market and provide merchants with proprietary software (the “Software”) which will calculate the amount of Rewarded EGD a customer is eligible to receive based on the fluctuating market price of the EGD. Our final intended subsidiary, Global EGD Development, Inc. (“Mobile Subsidiary”), is a California corporation that markets cellular phones to individuals and retailers and we plan to provide Rewarded EGD to consumers that purchase these products as well. While we do not control these entities they are controlled by certain of our officers and directors.

Ultimately, we intend to drive its EGD loyalty-based retail program through retail sales via its Merchant, Energy Drink and Mobile Subsidiaries with the Software support of its IP Subsidiary and the asset-based financial support of its EGD Subsidiary.

Historical Operations – Energy Drink Division

In connection with the acquisitions of Powerdyne and Skyrover, management’s primary focus has shifted to new business initiates. Our FITT energy drink division will continue its current operations and looks to expand its terrestrial and online marketing and distribution strategies for its products.

Historically, we marketed and distributed FITT’s three two-ounce energy shots, which are F.I.T.T. Energy for Life, F.I.T.T. Energy Extreme and F.I.T.T. Energy Rx. All three energy shots were designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist.  Dr. Scott incorporated a number of unique ingredients into the products which allows for the use of lower levels of caffeine. We believe that higher levels of caffeine may be unhealthy and potentially dangerous for our consumers, especially for adolescents or people with blood pressure issues. Dr. Scott is a well-known medical/legal expert witness in his areas of medical expertise and has significant experience with the use of herbal products.

Emerging Business Operations

On March 27, 2015, we completed our acquisition of Powerdyne Regional Center LLC, a designated EB-5 Regional Center approved by the U.S. Citizen and Immigration Service (“USCIS”). In connection with our acquisition of Powerdyne on March 27, 2015, we plan to expand the EB-5 business and make investments in real estate.

Results of Operations for the Three Months Ended March, 2015 and 2014

Net Sales

We had no net sales during the three months ended March 31, 2015 and 2014. Due to the lack of funding we lost our sales staff in the fourth quarter of 2013 and liquidated our inventory in the last quarter of 2014.

Cost of Goods Sold

There was no cost of goods sold for the three months ended March 31, 2015 and 2014 due to the lack of sales.

Selling and Marketing Expenses

Selling and marketing expenses were $84,689 and $7,904 for the three months ended March 31, 2015 and 2014, respectively. The increase in these expenses were primarily attributable to $65,000 of stock-based expenses for marketing consulting concerning loyalty points in China which represented the fair value of the services rendered. These shares were issued in anticipation of the Sky Rover SPA.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $56,053 and $214,221, respectively. The 2014 period includes $146,010 in employee compensation and benefits which was not present in 2015. During the three months ended March 31, 2015, the Company’s management was transitioning and therefore no salaries or wages were accrued in connection with services. Our former CEO agreed to forgo any compensation prior to the SPA closing as any salary would be forgiven as part of his separation agreement. Our former controller was paid as a consultant for services rendered at a fraction of a cost compared to his previous full-time salary.

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 were $28,386 and $40,009, respectively. The decrease in interest expense during the 2015 period resulted from lower amortization expense for debt discounts compared to the 2014 period and a reduction in total debt due to various settlement agreements entered into with noteholders.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt for the three months ended March 31, 2015 was attributable to settlements and write-offs of accounts payable ($191,951), accrued expenses ($25,783), notes payable ($45,000), and advances from related parties ($15,000). During the first quarter of 2014, a creditor holding notes payable with repayment amounts totaling $55,000 converted his notes and related accrued interest into 115,637 shares of common stock of our merged company. Because these notes payable were not previously convertible, we valued the shares issued upon conversion at their fair market value and recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

The accounts payable write-offs were a result of certain payables reaching or expected to reach their statute of limitations for the vendor to legally enforce the liability or are contested invoices where the Company believed they were erroneously or incorrectly billed, or the services were not performed in accordance with the agreement, and a favorable outcome is probable.

Liquidity and Capital Resources

As of March 31, 2015, our principal source of liquidity is from the receipt of $3,000,000 from Mr. Lei Pei in accordance with the September 19, 2014 Stock Purchase Agreement and the sale of 6,000,000 shares of newly issued common stock resulting in cash proceeds of $3,000,000. The receipt of the $3,000,000 was received on March 30, 2015 and will be used to fund our operating costs, operating and marketing of our newly acquired businesses, general corporate purposes, working capital requirements, and expansion plans through the end of 2015. Prior to this stock sale, we funded our operations through the issuance of issuance of debt instruments and sales of our common stock.

As of March 31, 2015, our cash and cash equivalents were $3,106,815 and we had working capital of $1,072,352. We will continue to seek to raise capital through the issuance of stock and debt to fund the requirements of our businesses.

DEBT

In prior years, we issued a number of notes payable and used the proceeds to fund operations. These notes payable were, in some instances, issued along with common shares of FITT or common shares of FHWY which were owned by FITT prior to the Merger.

During the three months ended March 31, 2015, we reduced our notes payable by $45,000 through a debt write-off and note settlement.

EQUITY

During the three months March 31, 2015, we issued 6,000,000 shares of common stock resulting in $3,000,000 in cash proceeds to us.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	2015	2014
Operating activities
Net income (loss)	$108,006	$(296,328)
Change in non-cash items	(206,675)	35,887
Change in working capital	3,335	217,559
Total	(95,334)	(42,882)
Investing activities	(168,007)	(1,771)
Financing activities	3,214,885	70,000
Total	$2,951,544	$25,347

Operating Activities

During the 2015 period, non-cash items includes gains on extinguishment of debt, shares issued for compensation and services and depreciation. The change in working capital is primarily related to reductions in accounts payable, partially offset by accrued expenses.

During the 2014 period, the change in non-cash items includes gains and loss on extinguishment of debt, shares issued for compensation and services, the fair value of contributed services, depreciation, and amortization of debt discount/debt accretion. The change in working capital is primarily related to increases in accounts payable, accrued expenses and accrued compensation.

Investing Activities

During the 2015 period, we repaid $18,007 to a related party. We also paid $150,000 in connection with our purchase of the Powerdyne EB-5 License. During the 2014 period, we repaid $1,771 to a related party and a shareholder.

Financing Activities

During the 2015 period, we received $3,000,000 from the sale of 6,000,000 shares of common stock. We also received $139,885 in advances from Sky Rover in connection with the Sky Rover stock purchase transaction described in Note 10 to the accompanying consolidated financial statements.

During the 2014 period, we received $30,000 in a capital contributions from a major shareholder.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Form 10-Q on Quarterly Report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR COMPANY, BUSINESS AND INDUSTRY

Risks Related to our EB-5 Program

The failure of the EB-5 investor to obtain a Visa following the Regional Center investment may cause problems to the Company’s business and reputation and open the Company up to litigation.

After investing with the Company’s EB-5 Regional Center, there is the risk that a specific project does not qualify an investor for the EB-5 Visa. The I-829 application may be denied. There are several possible reasons for the denial of the application:

•	The investor’s capital was not fully invested thereby failing to meet the investor’s minimum capital requirements of the EB-5;

•	Material changes were made in the course of the investment which were inconsistent with the job plan submitted with the application;

•	Jobs were not created as outlined in the economic impact analysis or within the period of time outlined in the business plan submitted with the application;

•	Insufficient job creation;

•	Jobs were created outside of a “Targeted Employment Area” as defined in the economic impact analysis; or

•	Other factors related to the history, background or personal situation of the specific investor unrelated to the Company’s implementation of the EB-5 program.

Each of the above factors, if not carefully monitored by the Company, could result in the denial of an investor’s EB-5 visa application. The denial exposes the Company to litigation risks and could have a long-term impact on the viability, reputation and ultimate success of the Company’s business.

Certain investment projects operated by the Company’s Regional Center could be unsuccessful, go into bankruptcy or fail to become fully operational resulting in a loss of the Investor’s principal which may cause problems to the Company’s business and reputation and open the Company up to litigation.

Even if an investor successfully obtains an EB-5 Visa in this process, there is still investment risk associated with the EB-5 Program. Each investor contributes a significant amount of capital that is deployed by the Company into various real estate and business investments. The inherent risk of an investment of this nature may result in investor’s capital not being returned, either in part or in full. There are several possible reasons for a failure to return investor capital:

•	The Regional Center project files for bankruptcy;

•	The project does not become fully operational thereby failing to generate sufficient return on capital to return principal to investors;

•	The project’s ultimate assets has a much lower market value than principal invested;

•	Insufficient revenue and inability to refinance may result in low capital reserves necessary to repay investors;

•	Competing projects with more experience and capital resources affect the viability of Regional Center’s project (which is limited to a specific geographic region and thereby unable to relocate away from said competition); or

•	Market trends result in lower market demand for project.

Each of the above factors, if not carefully monitored by the Company, could result in the failure of the Regional Center’s projects. The failure of the investment, as with any business enterprise, exposes the Company to litigation risks and could have a long-term impact on the viability, reputation and ultimate success of the Company’s business.

We are exposed to the risks resulting from real estate ownership, which could increase our costs, reduce our profitability and limit our ability to respond to market conditions.

Much of the EB-5 program’s principal assets will consist of real property. Our real estate ownership subjects us to additional risks not applicable to our EGD-related businesses, including:

•	the illiquid nature of real estate coupled with the need for any real estate investment to qualify for EB-5 treatment, which limits our ability to promptly sell one or more of the real estate properties in our portfolio in response to changing financial conditions;

•	adverse changes in economic and market conditions;

•	real estate, insurance, zoning, tax, environmental and eminent domain laws, including the condemnation of our properties;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	the ongoing need for capital improvements and expenditures to maintain, renovate or upgrade our properties;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

•	risks associated with the possibility that expense increases will outpace revenue increases and that in the event of an economic downturn, the high proportion of fixed expenses among our costs will make it difficult to reduce our expenses to the extent required to offset declining revenues;

•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance; and

•	events beyond our control, such as war, terrorist attacks and force majeure events, including earthquakes, tornados, hurricanes, fires or floods.

Economic and other conditions may materially adversely affect the valuation of our real estate properties resulting in impairment that could have a material adverse effect on our business, results of operations and earnings.

Our EB-5 program will likely hold goodwill, intangible assets and a significant amount of long-lived assets. We evaluate our tangible and intangible assets annually for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s value may not be recoverable. During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may in the future incur impairment charges, which in the future could be material and adversely affect our results of operations and earnings. The resulting decline in our EB-5 business may then have a substantial negative impact on the operating results of the Company as a whole which would likely result in a decrease of the Company’s stock price.

Risks Related to EGD, Loyalty Programs and Related Business Divisions

The loss or destruction of an EGD private key required to access EGD may be irreversible. The Company’s loss of access to its private keys or its experience of a data loss relating to the Company’s EGD could adversely affect an investment in EGD.

EGD is controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which the EGD are held. The Company publishes the public key relating to digital wallets in use by the Company when it verifies the receipt of EGD transfers and disseminates such information into the EGD Market, but is required to safeguard the private keys relating to such digital wallets using the its security system. To the extent such private keys are lost, destroyed or otherwise compromised, the Company will be unable to access the related EGD and such private keys will not be capable of being restored by the EGD Market. Any loss of private keys relating to digital wallets used to store the Company’s EGD could adversely affect an investment in the EGD.

The further development and acceptance of the EGD Market and other Crypto-Asset systems, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of the EGD Market may adversely affect an investment in the EGD and the Company’s related businesses.

Crypto-Assets such as EGD, which may be used, among other things, to buy and sell goods and services, are a new and rapidly evolving industry of which the EGD Market is a small part. The growth of the Crypto-Assets industry in general and the EGD Market in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the Crypto-Assets industry, as well as the EGD Market, include:

•	Continued worldwide growth in the adoption and use of EGD and other Crypto-Assets;

•	Government and quasi-government regulation of EGD and other Crypto-Assets and their use , or restrictions on or regulation of access to and operation of the EGD Market or similar Crypto-Asset systems;

•	Changes in consumer demographics and public tastes and preferences;

•	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

•	General economic conditions and the regulatory environment relating to Crypto-Assets.

The Company cannot be certain as to the impact of the expansion of its EGD holdings on the Crypto-Assets industry and the EGD Market. A decline in the popularity or acceptance of the EGD Market would harm the price of the EGD.

Currently, there is relatively small use of EGD in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in the EGD and the development of the Merchant Subsidiary.

As relatively new products and technologies, EGD and the EGD Market have not been widely adopted as a means of payment for goods and services by major retail and commercial outlets. Conversely, a significant portion of EGD demand is generated by speculators and investors seeking to profit from the short—or long-term holding of EGD. The relative lack of acceptance of EGD in the retail and commercial marketplace limits the ability of end-users to pay for goods and services with EGD. The Company’s Merchant Subsidiary hopes to capitalize on some of this lack of acceptance. However, a lack of significant expansion by EGD into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the EGD Price, either of which could adversely impact an investment in the EGD.

If a malicious actor or botnet obtains control in excess of 50 percent of the processing power active on the EGD Market, such actor or botnet could manipulate the source code of the EGD Market in a manner that adversely affects an investment in the EGD or the ability of the Company to operate.

To the extent that a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power on the EGD Market, it could alter the source code on which the EGD Market and all EGD transactions rely. To the extent that such malicious actor or botnet does not yield its majority control of the processing power on the EGD Market, reversing any changes made to the source code may not be possible. Such changes could adversely affect an investment in the EGD or the ability of the Company to operate its Rewarded EGD program.

Intellectual property rights claims may adversely affect the operation of the EGD Market.

Third parties may assert intellectual property claims relating to the operation of Crypto-Assets and their source code relating to the holding and transfer of such assets. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in the EGD Market’s long-term viability or the ability of end-users to hold and transfer EGD may adversely affect an investment in the EGD. Additionally, a meritorious intellectual property claim could prevent the Company and other end-users from accessing the EGD Market or holding or transferring their EGD. As a result, an intellectual property claim against the Company could adversely affect an investment in the EGD.

The value of the EGD relates directly to the value of the EGD held by the Company and fluctuations in the price of EGD could adversely affect an investment in the EGD.

The EGD are designed to mirror as closely as possible the performance of the EGD Price, and the value of the EGD relates directly to the value of the EGD held by the Company, less the Company’s liabilities (including estimated accrued but unpaid fees and expenses). The price of EGD has fluctuated widely over the past three years. Several factors may affect the EGD Price, including, but not limited to:

•	Global EGD supply;

•	Global EGD demand, which is influenced by the growth of retail merchants’ and commercial businesses’ acceptance of EGD as payment for goods and services, the security of online EGD Exchanges and digital wallets that hold EGD, the perception that the use and holding of EGD is safe and secure, and the lack of regulatory restrictions on their use;

•	Investors’ expectations with respect to the rate of inflation;

•	Interest rates;

•	Currency exchange rates, including the rates at which EGD may be exchanged for fiat currencies;

•	Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in EGD;

•	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;

•	Regulatory measures, if any, that restrict the use of EGD as a form of payment;

•	Global or regional political, economic or financial events and situations; and

•	Expectations among EGD economy participants that the value of EGD will soon change.

In addition, investors should be aware that there is no assurance that EGD will maintain their long-term value in terms of purchasing power in the future or that the acceptance of EGD payments by mainstream retail merchants and commercial businesses will continue to grow. In the event that the price of EGD declines, the Company expects the value of an investment in the EGD to decline proportionately and the effectiveness of the Company’s Rewarded EGD program to decline.

The EGD Exchanges on which EGD trade are relatively new and largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that the EGD Exchanges representing a substantial portion of the volume in EGD trading are involved in fraud or experience security failures or other operational issues, such EGD Exchanges’ failures may result in a reduction in the EGD Price and can adversely affect an investment in the EGD.

The EGD Exchanges on which the EGD trade are new and largely unregulated. The EGD Price on which the price of the EGD is based utilizes data from EGD Exchanges.

Over the past three years, many EGD Exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such EGD Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such EGD Exchanges. While smaller EGD Exchanges are less likely to have the infrastructure and capitalization that make larger EGD Exchanges more stable, larger EGD Exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems).

A lack of stability in the EGD Market and the closure or temporary shutdown of EGD Exchanges due to fraud, business failure, or hackers or malware may reduce confidence in the EGD Market and result in greater volatility in the EGD Price. These potential consequences of an EGD Exchange’s failure could adversely affect the value of our EGD assets and reduce the incentive for consumers to purchase goods with Rewarded EGD included.

Alternative crypto-asset exchanges may gain more credibility and acceptance than the EGD Market resulting in a devaluation of our EGD portfolio and the decreased effectiveness of our EGD loyalty-based retail program.

There are numerous different types of crypto-assets and related exchanges and platforms. Any one of these different crypto-assets or exchanges may gain more use than the EGD Market thereby increasing the liquidity and value of the more accepted crypto-asset which, in turn, decreases the use, value and acceptance of EGD as a crypto-asset which will decrease the asset value of our EGD holdings and the effectiveness of our EGD loyalty program to act as an incentive to drive our retail revenues. As a result, our business plan may fail to be deployed as planned.

Political or economic crises may motivate large-scale sales of EGD, which could result in a reduction in the EGD Price and adversely affect an investment in the EGD.

As an alternative to fiat currencies that are backed by central governments, Crypto-Assets such as EGD, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of EGD either globally or locally. Large-scale sales of EGD would result in a reduction in the EGD Price and adversely affect an investment in the EGD and the value of Rewarded EGD offered in the Company’s loyalty programs.

The Company’s inability to maintain adequate reserves of cash and/or EGD may have a significant impact on its ability to operate its EGD loyalty-based retail program.

The Company’s EGD loyalty program requires it to provide Rewarded EGD to consumers of its Merchant Subsidiary and related businesses. The Company currently has 4,000,000 EGD held in its EGD Subsidiary, but, pending clarity on the status of EGD and other crypto-assets in the United States and a determination on the Company’s No-Action Letter filed with the SEC, the Company will, at least initially, purchase its Rewarded EGD on third party marketplaces with cash. The Company intends to support its cash reserves with the sale of its EGD to foreign entities and individuals. If the Company’s cash reserves are insufficient to support its Rewarded EGD program, it will be unable to adequately reward its consumers or continue operating its EGD loyalty program. Each merchant and/or business that deploys EGD will also need sufficient cash or EGD reserves to adequately operate the EGD loyalty program. A failure at any level to adequately reserve the proper cash or EGD and/or a negative determination by the SEC in response to our No-Action Letter may have a significant impact on our ability to operate our EGD loyalty program and related businesses.

The Company has a pending Request for No-Action Relief filed with the SEC to obtain clarification on the Company’s proposed business model related to EGD. If the SEC rejects our request, it will have considerable impact on our business plan and may force us to re-visit our business strategies.

The SEC has not deemed whether a form of digital currency or crypto-asset itself is a security, Due to this uncertainty, the Company has submitted a No Action Letter on February 10, 2015 to the SEC to obtain clarification that the SEC will not recommend enforcement action against the Company and our related subsidiaries regarding the Rewarded EGD program if we conduct ourselves as described in the No-Action Letter.

We will be dependent on clients that want to use the Internet and Mobile Applications.

Our ability to maintain consistent business depends in part upon our ability to acquire new clients. Our inability to gain new clients during periods of high unemployment could increase our costs and could cause a slowdown in business with the sales of our products or cause us to temporarily close our business. If we temporarily close our business, we may experience a significant reduction in revenue during the time affected by the closure.

We have to keep up with rapid technological change to continue offering competitive services.

Our future success will depend on our ability to continue delivering our clients quick, hassle-free access to EGD through the various methods of selling and/or granting royalty EGD coins. Many different types of cryptoassets on the market today and we will need to adapt to rapidly changing technologies and evolving industry standards relating to the flow of cryptoassets and to improve the performance, efficiency and effectiveness of our services. Our failure to adapt to such changes would likely lead to a loss of clients or a substantial reduction in the revenues we would be able to generate versus competitors who have more rapidly adopted improved technology. Any loss of client base or reduction in revenues would adversely impact our business. In addition, the widespread adoption of new Internet technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure. If we are unable to pass all or part of these costs on to our clients, our margins and, therefore, profitability will be reduced.

New technologies could block or filter our EGD technology, which could reduce the effectiveness of our mobile technology and EGD business and lead to a loss of customers.

Technologies may be developed that can block our EGD technology. We expect to derive substantial revenues from our ability to sell EGD and/or offer royalty EGD over the internet. As the EGD market grows, certain technologies may be developed to block the flow of EGD over the internet. As a result, blocking technology could, in the future, substantially decrease the number of clients we can reach with our services resulting in a decrease in our revenues.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

We could be harmed by data loss or other security breaches.

As a result of our services being web-based and the fact that we process, store and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Some subsidiaries had past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

We face risks related to system interruption and lack of redundancy.

We may experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which could make our product and service offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to remedy.

We face inventory risk.

We are exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and sizeable inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

Our supplier relationships subject us to a number of risks.

We have significant suppliers, including licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components or services, particular payment terms, or the extension of credit limits. If our current suppliers were to stop selling or licensing merchandise, content, components or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural disasters or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Certain third parties also sell products using our e-commerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift certificates, direct debit from a customer’s bank account, consumer invoicing, physical bank check and payment upon delivery. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. We also offer co-branded credit card programs that represent a significant component of our services revenue. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.

General Risks Related to our Company

Our management and certain of our affiliates may have certain conflicts of interest in connection with the management of our business affairs, including, but not limited to, the following:

•	Our management and its affiliates must allocate their time between advising us and managing other investment activities and business activities in which they may be involved.

•	The compensation paid to management will be approved by our board of directors consistent with the exercise of the requisite standard of care applicable to directors under California law. Such compensation is payable, in most cases, whether or not our stockholders receive distributions and may be based in part on the value of assets acquired and sold with leverage.

•	Regardless of the quality of the assets acquired, the services provided to the Company, or whether we pay distributions to our stockholders, our managers may receive certain compensation or bonuses based on the management, acquisition and disposition of our portfolio companies.

Unfavorable economic conditions or other factors may affect our ability to raise capital or the performance of our subsidiaries.

Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets, or result in a decline in the financial performance of our subsidiaries. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

We may not be able to compete successfully with other established companies offering the same or similar services and, as a result, we may not achieve our projected revenue and capital appreciation targets.

If we are unable to compete successfully with other businesses in our existing market, we may not achieve our projected revenue and/or user targets. We compete with both start-up and established companies. Compared to our business, some of our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the market.

If we have material weaknesses in the financial reporting of our company, it may cause us to restate our financial statements in the event such weaknesses are determined to not be acceptable to financial reporting requirements.

While our review of material weaknesses is ongoing, if we discover any weaknesses that could cause us to have to restate our financial statements, this could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the profits of our business.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to our branded products and services and other names and marks used by our business, which could adversely affect the value of the brand.

The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. The unauthorized use or other misappropriation of our trade name could diminish the value of our business concept and may cause a decline in our revenue.

Any new indebtedness may adversely affect our financial condition, results of operations, limit our operational and financing flexibility and negatively impact our business.

Any revolving credit facility, and other debt instruments we may enter into in the future, may have negative consequences to our business, including but not limited to the following:

•	Our ability to obtain financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	We may use a substantial portion of our cash flows from operations to pay interest on any new indebtedness, which will reduce the funds available to us for operations and other purposes;

•	Our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	Our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	Our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect that we will depend primarily upon invested capital to provide funds to pay our expenses and to pay any amounts that may become due under any new credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, economic and other factors, many of which we cannot control.

We depend on the services of key executives, the loss of who could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, expansion opportunities and arranging any necessary financing. Losing the services of key executives could adversely affect our business until suitable replacements could be found. We do not maintain key person life insurance policies on any of our executives.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

We estimate that it will cost approximately $60,000 annually to maintain the proper management and financial controls for our filings. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

There have been no events which are required to be reported under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

GLOBAL FUTURE CITY HOLDING INC. (Registrant)

Dated: May 14, 2015
By: /s/ Lei Pei

Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

