Form 10-Q
period 2015-06-30
Global Future City Holding Inc.
filed 2015-09-09
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of September 9, 2015, there were 47,533,029 shares of our common stock issued and outstanding.

GLOBAL FUTURE CITY HOLDING INC.

FORM 10-Q

JUNE 30, 2015

PART I -- FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL FUTURE CITY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$1,596,714	$155,271
Due from Global EGD Development, Inc.	1,290,731	–
Accounts receivable	–	51,256
Inventories	–	3,426
Prepaid and other	850	10,277
Total current assets	2,888,295	220,230
Other asset	250,000	–
Property and equipment, net	–	6,059
Total assets	$3,138,295	$226,289

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$187,047	$505,602
Accrued expenses and deposits	88,284	526,238
Accrued compensation	294,709	1,996,559
Notes payable	1,000,000	1,100,000
Acquisition note payable - Powerdyne	75,000	–
Advances from related parties	102,619	157,203
Total current liabilities	1,747,659	4,285,602
Total liabilities	1,747,659	4,285,602

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value: 20,000,000 shares authorized and no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 47,533,029 and 37,763,410 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	47,533	37,763
Additional paid-in capital	5,959,309	435,040
Accumulated deficit	(4,616,206)	(4,532,116)
Total shareholders’ equity (deficit)	1,390,636	(4,059,313)
Total liabilities and shareholders’ equity (deficit)	$3,138,295	$226,289

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$–	$–	$–	$–
Cost of goods sold	–	–	–	–
Gross profit	–	–	–	–

Operating expenses:
Selling and marketing	251	16,769	84,648	24,673
General and administrative	164,829	186,880	221,174	401,101
Total operating expenses	165,080	203,649	305,822	425,774
Operating loss	(165,080)	(203,649)	(305,822)	(425,774)

Other (income) expense:
Interest expense	28,505	42,171	56,891	82,180
Interest income	–	–	–	–
Extinguishment of debt and payables	(2,089)	–	(279,823)	33,594
Other expense, net	600	600	1,200	1,200
Income (loss) before income taxes	(192,096)	(246,420)	(84,090)	(542,748)
Provision for income taxes	–	–	–	–
Net income (loss)	$(192,096)	$(246,420)	$(84,090)	$(542,748)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares used in basic and diluted per share calculations	46,869,123	37,438,649	40,079,355	37,864,865

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(84,090)	$(542,748)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on extinguishment of debt	(279,823)	33,594
Common stock issued for compensation and services rendered	65,000	–
Depreciation	6,059	3,060
Amortization of debt discount and beneficial conversion feature	–	1,591
Changes in operating assets and liabilities:
Accounts receivable	51,256	–
Inventories	3,426	–
Prepaid and other	9,427	(2,040)
Accounts payable	(77,413)	77,176
Accrued expenses	(8,892)	75,309
Accrued compensation	(28,076)	237,044
Net cash used in operating activities	(343,126)	(117,014)

Cash flows from investing activities:
Acquisition of Powerdyne EB-5 license	(175,000)	–
Advance to Global EGD Development, Inc.	(1,290,731)	–
Repayments to related party	(39,585)	(47,828)
Net cash used in investing activities	(1,505,316)	(47,828)

Cash flows from financing activities:
Sale of common stock	3,000,000	–
Proceeds from capital contribution for acquisition of Powerdyne	150,000	–
Proceeds from issuance of notes payable	–	40,000
Proceeds from deposit for proposed business combination	–	180,000
Payment to shareholder to facilitate proposed business combination	–	(25,000)
Proceeds from capital contributions	139,885	–
Net cash provided by financing activities	3,289,885	195,000

Net increase in cash and cash equivalents	1,441,443	30,158
Cash and cash equivalents at beginning of period	155,271	585
Cash and cash equivalents at end of period	$1,596,714	$30,743

Supplemental disclosure of cash flow information:
Cash paid for interest	$437	$–
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Repayment of advances with common stock	$47,100	$27,551
Conversion of notes payable and accrued interest	$58,279	$70,479
Discount on convertible note payable	$–	$2,500
Forgiven accrued compensation	$1,673,774	$–
Assets acquired from Powerdyne	$250,000	$–

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

1.	Business

Corporate History

Global Future City Holding, Inc. (the “Company”), is a Nevada corporation. The Company was incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. The Company changed its name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. and its wholly-owned subsidiary, WYD Acquisition Corp., a California corporation (the “Merger Sub”), merged with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately held California corporation, whereby the Merger Sub merged with and into WYD. After the merger, WYD continued its corporate existence as a direct, wholly-owned subsidiary of Snocone Systems, Inc. under the laws of the State of California. On April 13, 2005, the Company changed its name to Who’s Your Daddy, Inc. and, effective June 1, 2010, the Company changed its name to FITT Highway Products, Inc. Effective October 29, 2013, the Company merged with F.I.T.T. Energy Products, Inc. (“FITT”) whereby FITT merged into the Company, with the Company being the surviving entity. Effective October 29, 2014 the name of the Company was changed to Global Future City Holding Inc. and its trading symbol changed from FHWY to FTCY.

Sky Rover Stock Purchase Agreement

On April 17, 2015, the Company and Sky Rover Holdings, Ltd., a corporation formed under the laws of the Republic of Seychelles (“Sky Rover”) completed the closing of a Stock Purchase Agreement (the “SPA”) whereby certain unaffiliated parties that contributed cash, E-Gold coin (“EGD”) crypto-assets, and other consideration to complete the SPA (including the shares issued to Mr. Lei Pei as described below) cumulatively acquired approximately 87.3% of the outstanding shares of stock of the Company in exchange for $400,000 in cash and the contribution of 4,000,000 EGD. Additionally, Sky Rover through its officer, Mr. Lei Pei, provided the initial down payment for purchasing 100% of the membership interest of Powerdyne Regional Center LLC (“Powerdyne”), a designated EB-5 Regional Center approved by the U.S. Citizen and Immigration Service ("USCIS"). See Note 3 for further information. In connection with the closing of the SPA, Mr. Lei Pei purchased 6,000,000 newly-issued shares of common stock of the Company for $3,000,000 in cash in a separate transaction that closed on March 30, 2015, which was meant to provide working capital for the Company’s anticipated expansion programs. On August 17, 2015, Mr. Pei, resigned from the Company as its Chief Executive Officer, Chief Financial Officer and Director.

Management’s Plan of Operations

The Company, through its acquisition of Powerdyne, is implementing an EB-5 immigrant investor program for foreign investors who are interested in acquiring lawful permanent residence in the United States. Under the program, Management plans to pool EB-5 capital from foreign investors for the purpose of acquiring qualified investment projects meeting the requirements of the EB-5 program.

In connection with the share purchase by Sky Rover, the Company intended to market and deploy the EGD through a reward program (“Rewarded EGD”). EGD is a crypto-asset rather than digital currency because unlike digital currency, users cannot purchase goods or services with EGD or use EGD as a medium of exchange. In order to ensure compliance with existing securities regulations, on February 10, 2015 the Company filed a Request for No-Action Relief (the “No-Action Letter”) with the Securities and Exchange Commission (“SEC”) to obtain clarification that the SEC will not recommend enforcement action against the Company and its related subsidiaries regarding the Company's use of the EGD. Despite several inquiries made by the Company, to date we have not received any response from the SEC. This has led management to elect to rescind the previous contribution of EGD and to focus on the acquisition of GX-Life Global as described below.

GX-Life Global, a private company held by related parties, has developed a robust, scalable platform to support multi-level marketing opportunities throughout the world. This platform, coupled with its complement of over 25 consumer products to initially be marketed through the multi-level marketing platform, is intended to replace the Company's previous interest in EGD. The Company is presently considering the role that crypto-assets may play in its new business plan and anticipates incorporating such a plan; however, the plan would likely include utilizing a registered trading crypto-asset currency other than EGD. As of the date of this filing, no definitive agreement is in place.

The Company will continue to market and sell its F.I.T.T. brand of energy drinks to domestic and overseas markets, incorporating the reward program by giving away a registered crypto-asset currency other than EGD with purchase of its products.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2014 as reported in the Company’s Form 10-K have been omitted. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary to present fairly our financial position, results of operation and cash flows. The results of operations for the three and six month periods ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Future City Holding Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

3.	Acquisitions

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

The purchase price was $250,000, $175,000 of which has been paid as of June 30, 2015. $150,000 of this was contributed by our former CEO Lei Pei. The Company is required to pay the remaining balance in three (3) quarterly installments of $25,000 due on October 1, 2015, January 1, 2016 and April 1, 2016 (collectively “Installment Payments”).

As collateral for the timely payment of the Installment Payments, the Company pledged and granted a security interest in the acquired membership interest of Powerdyne to the seller, until such time all Installment Payments have been made.

The purchase of Powerdyne is considered an asset purchase for accounting purposes based on the guidance of ASC 805 - Business Combinations, as Powerdyne does not have features of a business nor does it have any operations. Through the Powerdyne acquisition, the Company acquired the right to issue licenses to projects such that the projects will benefit from its regional center approved status.

The Company has allocated 100% of the purchase price of its membership interest in Powerdyne as an intangible asset and such amount is shown as “Other Asset” in the accompanying consolidated balance sheet as of June 30, 2015.

Sky Rover Stock Purchase

On September 19, 2014, the Company entered into a Stock Purchase Agreement (the “Sky Rover SPA”) with Sky Rover Holdings, Ltd., a newly formed corporation formed under the laws of the Republic of Seychelles (“Sky Rover”). At closing, Sky Rover was to acquire 30,400,000 shares (the “Shares”) of the Company’s common stock which was to equal approximately 80% of the then outstanding shares of common stock of the Company. In consideration of the Shares, Sky Rover was to pay to the Company a total $400,000.

On February 17, 2015, the Company amended the terms of the Sky Rover SPA (the “Amended SPA”). According to the terms of the Amended SPA, the Parties amended the original Sky Rover SPA whereby Sky Rover agreed to deposit 4,000,000 EGD into the Company’s foreign wholly-owned subsidiary.

On April 17, 2015, the Company and Sky Rover completed the closing of the Sky Rover SPA (the “Closing”). As a result, Sky Rover’s designees received 33,240,000 shares of the Company’s common stock of which 3,371,351 were newly issued and 29,868,649 were conveyed by certain affiliated and unaffiliated existing shareholders to complete the transaction. Prior to the closing, Sky Rover advanced $539,885, consisting of the $400,000 purchase price and $139,885 towards reimbursement of certain corporate costs.

The acquisition of the EGD is considered an asset purchase for accounting purposes based on the guidance of ASC 805 - Business Combinations, as the EGD does not have features of a business nor does it have any operations. As previously noted, the Company has filed a No-Action Letter with the SEC to obtain clarification that the SEC will not recommend enforcement action against the Company and its related subsidiaries regarding the Company's use of the EGD. Despite several inquiries made by the Company, to date we have not received any response from the SEC. Without clear guidance from the SEC, the Company has determined that it cannot sell the EGD or otherwise use the EGD in any way including the reward program it had contemplated. Lack of guidance from the SEC, coupled with the difficulty in securing financial reporting conclusions associated with crypto-assets, has led management to elect to rescind the previous contribution of EGD and to focus on the acquisition of GX-Life Global. See Note 1. As a result, the Company has recorded the value of the EGD as of the date of acquisition at $0.

4.	Due from Global EGD Development, Inc.

During the second quarter of 2015, the Company advanced $1,290,731 to Global EGD Development, Inc. (“Global EGD”) for a prospective business acquisition. In July 2015, it was determined that the business acquisition would not be completed and that the advanced funds would be returned. $1,000,000 of the funds advanced were repaid in July 2015 and the remaining advances are in the process of being repaid. Global EGD is owned by our former CEO Lei Pei.

5.	Inventories

Inventories consist of the following at:

	June 30, 2015	December 31, 2014
Finished goods	$–	$3,426
	$–	$3,426

6.	Accrued Expenses

Accrued expenses consist of the following at:

	June 30, 2015	December 31, 2014
Accrued interest	$76,119	$38,773
Accrued royalties and commissions	11,366	11,666
Deposit on proposed business combination	–	475,000
Other	799	799
	$88,284	$526,238

7.	Accrued Compensation

Accrued compensation consists of the following at:

	June 30, 2015	December 31, 2014
Accrued officer’s compensation - CEO	$–	$1,053,187
Accrued other compensation - employee	–	441,462
Accrued payroll taxes – delinquent	294,709	316,044
Accrued payroll taxes on accrued payroll	–	185,866
	$294,709	$1,996,559

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

During the three months ended March 31, 2015, the Company’s former Chief Executive Officer and its former Controller forgave $1,053,187 and $441,462, respectively of accrued compensation. These amounts have been recorded as contributed capital in the accompanying consolidated financial statements.  In addition, the Company charged off the related accrued payroll taxes of $185,866, which were also credited to additional paid-in capital.

8.	Notes Payable

Notes payable consists of the following at:

	June 30, 2015	December 31, 2014
Convertible promissory notes – debt acquisition	$100,000	$100,000
Notes payable – original bridge	120,000	120,000
Notes payable – bridge loan #1	355,000	355,000
Notes payable – bridge loan #2	175,000	200,000
Notes payable – bridge loan #3	250,000	250,000
Convertible promissory note – Asher/Goldenrise	–	55,000
Convertible promissory note – service agreement	–	20,000
	1,000,000	1,100,000
Less current portion	(1,000,000)	(1,100,000)
Long-term portion	$–	$–

Notes Payable Settlement Agreements

During the fourth quarter of 2014, the Company reached settlements with most of its noteholders to restructure their notes (“Settlement Agreements”). In the restructuring of the notes payable, which was one of the Company’s conditions for closing of the Sky Rover SPA, the Company’s noteholders agreed to a) forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of each settlement agreement, b) a new interest rate of 10% per annum, c) a new maturity date of August 1, 2015, and d) a Company option to convert into free-trading shares of its common stock at any time the common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing of the Sky Rover SPA. Certain noteholders also agreed to relinquish to Sky Rover shares of their common stock they received with their original notes, contingent upon the Sky Rover SPA closing which occurred on April 17, 2015. In addition, holders of the convertible promissory notes – debt acquisition, notes payable – bridge loan #2, and notes payable – bridge loan #3 also agreed to forgo any additional principal payable under their notes. As a result of these settlements, the Company recorded gains on extinguishment of debt totaling $952,400 in 2014.

Convertible Promissory Notes – Debt Acquisition

During the first quarter of 2013 the Company entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). Under the Debt Agreements, the Company issued convertible promissory notes totaling $150,000, $50,000 of which was subsequently converted to equity. Prior to the Settlement Agreements discussed above, the notes bore interest at 10% per annum and were repayable at two times the principal amount of the notes. Repayment was to be made by conversion into shares of the Company’s common stock based on a 20-day volume weighted average price with the minimum conversion price based on a market valuation $10 million and the maximum is based on a market valuation of $20 million. The due date by which the Debt Funders were to convert the notes was December 31, 2013, but such conversion was never made. In December 2014, the Company entered into Settlement Agreements with the holders of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements. Accordingly, these notes are no longer convertible at the option of the holder.

Note Payable – Original Bridge

These notes had an original face value totaling $245,000. Prior to the Settlement Agreements discussed above, they bore interest from 10% to 12% per annum and were repayable from a pool of 10% of gross proceeds from the sales of certain F.I.T.T. energy drink products. In December 2013, a noteholder converted $75,000 of this debt to equity. In 2014, the Company facilitated a share purchase agreement between Greenome Development Group, Inc. (“Greenome”) and a significant shareholder. Per the terms of the agreement the Company was relieved of $50,000 in debt from the shareholder. No payments have been made to date on these notes. In December 2014, the Company entered into Settlement Agreements with the holders of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #1

In 2010, the Company initiated an offering to issue up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of the Company’s common stock for every dollar invested. In connection with this offering, the Company issued notes with face value totaling $580,000. During the three-month periods ended December 31, 2013 and March 31, 2014, respectively, the noteholders converted $175,000 and $50,000 into shares of common stock. The notes were repayable 12 months from the date of issue and repayment was to come from a pool of 10% of cash receipts from the sales of certain F.I.T.T. energy drink products. No payments have been made to date on these notes. In December 2014, the Company entered into Settlement Agreements with the holders of $345,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #2

In November 2011, the Company initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default) and 5.5 shares of the Company’s common stock for every dollar invested with repayment to be made at two times the principal amount of the notes. The notes matured at various dates, all of which were within twelve months of the respective date of issuance. In connection with this offering, the Company issued notes with principal amounts totaling $255,000 (repayment amounts totaling $510,000). The additional principal of $255,000 was accreted over the respective term of each of the notes. The Company also recorded an initial discount on the notes of $11,275 based on the estimated fair market value of our common shares on the date of issuance. As of June 30, 2015 and December 31, 2014, there was no remaining unamortized discount. During the three-month period ended December 31, 2013, $80,000 in principal amounts ($160,000 in repayment amounts) were converted to equity. Prior to the Settlement Agreements discussed above, in the event the Company filed a registration statement with the SEC and it was declared effective, the Company had the option to repay the original principal plus accrued interest in shares of its common stock calculated at the offering price within the registration. No payments have been made to date on these notes payable. The Company entered into Settlement Agreements in the fourth quarter of 2014 with holders of $150,000 face value of these notes, and in the first quarter of 2015 with holders of $25,000 face value of these notes, all with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #3

In December 2012, the Company initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default). During the second quarter of 2013, the Company issued a note with face value totaling $250,000 in connection with the offering and received proceeds of $225,000. The Company recorded an initial discount of $25,000 on this note which was amortized through June 30, 2013, the effective maturity date of the note. The additional principal of $250,000 was accreted through the effective maturity date of June 30, 2013. Prior to the Settlement Agreements discussed above, the note was repayable at two times the principal amount of the note (repayment amount of $500,000) and matured June 30, 2013. The Company had the option to repay the note in cash, shares of common stock of the merged entity, or a combination of cash and shares of common stock. Any portion of payment made in shares of the Company’s common stock was to be valued at the 20-day volume weighted adjusted market price of the stock of the merged entity. No payments have been made to date on these notes payable. In the fourth quarter of 2014, the Company entered into Settlement Agreements with the holder of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements, with the exception that the modified note does not contain a conversion option.

Convertible Promissory Note – Asher/Goldenrise

On January 6, 2014 the Company issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”) in the amount of $42,500. The note bore interest at 8% per annum and matured on October 8, 2014. Any amount of principal or interest which was not paid by the maturity date would bear interest at 22% per annum from the maturity date. The note was convertible into common stock beginning 180 days from the date of the note at a conversion price of 58% of the market price of the Company’s common stock. The note included a ratchet provision, which adjusted the conversion price in the event of a capital raise at a lower amount per share than the conversion price.

The Company recorded an initial discount of $2,500 which was through October 8, 2014, the maturity date, and accelerated the amortization due to the note assumption by Goldenrise Development, Inc. (“Goldenrise”) described below. During the three and six months ended June 30, 2014, $827 and $1,591, respectively was amortized to expense.

On July 15, 2014, the Company entered into an Assignment Agreement with Asher and Goldenrise under which Asher agreed to assign the note to Goldenrise for consideration of $55,000. Also effective on July 15, 2014 and subsequent to the assignment, the Company amended the note to revise the principal amount to $55,000 and to modify the conversion feature so that the conversion price cannot be lower than $0.15 per share. The amendment also eliminated the note’s ratchet provision. As such, derivative accounting does not apply under the new terms.

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

In April 2015, Goldenrise converted its convertible promissory note into 123,268 shares of common stock in accordance with the terms of the note.

Convertible Promissory Notes – Service Agreement

During the first quarter of 2013, the Company issued convertible promissory notes totaling $20,000 to a company under a service agreement. The notes bear no interest and were to be repayable through a conversion into shares of the Company’s common stock. Management has determined after thorough review that the service provider has not performed the services under the agreement and the notes are in dispute. The Company has eliminated the liability and recorded a gain on extinguishment as management believes it is probable that the dispute would have an outcome favorable to the Company.

9.	Acquisition Note Payable – Powerdyne

In connection with the acquisition of the Powerdyne membership interest, the Company is required to make the following remaining Installment Payments of $25,000 due October 1, 2015, January 1, 2016 and April 1, 2016.

As collateral for the timely payment of the Installment Payments, the Company pledged and granted a security interest in the acquired membership interest of Powerdyne to the seller, until such time all Installment Payments have been made.

10.	Related Parties

Advances from related parties consist of the following at:

	June 30, 2015	December 31, 2014
Advances from former CEO	$102,619	$142,203
Advances from Shareholder	–	15,000
	$102,619	$157,203

11.	Capital Stock

Preferred Stock

The Company has authorized the issuance of a total of 20,000,000 shares of its preferred stock, each share having a par value of $0.001.

Common Stock

The Company has authorized the issuance of 150,000,000 shares of its common stock, each share having a par value of $0.001.

Prior to the closing of the SPA with Sky Rover, Mr. Lei Pei purchased 6,000,000 newly-issued shares of common stock of the Company for $3,000,000 in cash in a separate transaction that closed on March 30, 2015.

Effective April 17, 2015 in connection with the closing of the Sky Rover SPA, Sky Rover's designees received 33,240,000 shares of the Company's common stock of which 3,371,351 were newly issued and 29,868,649 were conveyed by certain affiliated and unaffiliated existing shareholders to complete the transaction.

Common Stock Issued for Debt Conversion

During the three months ended June 30, 2015, the Company issued 123,268 shares of common stock to Goldenrise upon conversion of a debt owed to them.

Common Stock Issued for Services

During the three months ended March 31, 2015, the Company issued 250,000 shares of common stock for consulting services rendered. In connection with these issuances, the Company recorded stock-based compensation for the three and six months ended June 30, 2015 of $0 and $65,000, respectively.

During the three months ended June 30, 2015, the Company entered into settlement agreements with two vendors whereby 25,000 shares of common stock were issued to settle $49,189 of outstanding amounts due. The Company recorded a gain of $2,089 on these settlements.

Contributed Capital

During the six months ended June 30, 2015, the Company’s former Chief Executive Officer, Michael Dunn and its former Controller forgave accrued compensation due to each of them. As a result, the Company recorded contributed capital of $1,673,774 during this period.

During the six months ended June 30, 2015, our former CEO Lei Pei paid $150,000 to sellers of Powerdyne in connection with the purchase price and subsequent Installment Payments due under the agreement. Mr. Pei was not issued a note and as a result, the Company recorded this amount as contributed capital in the accompanying consolidated financial statements.

During the six months ended June 30, 2015, Sky Rover advanced $139,885 to the Company for expenses incurred by the Company due to the fact that the Sky Rover SPA closed later than originally anticipated. This amount was recorded as contributed capital upon the close of the Sky Rover SPA as no repayment was required.

12.	Agreement with Greenome

Greenome Share Exchange Agreement

On May 6, 2014, the Company entered into a Share Exchange Agreement (“SEA”) with Greenome and agreed to sell to Greenome 80% of the Company’s outstanding common stock for a purchase price of $400,000. The SEA required that both Greenome and the Company meet certain conditions in order for a closing to take place. The SEA also required Greenome to make certain advance payments to the Company prior to the closing which were refundable under certain circumstances. Both parties eventually became aware that the closing conditions would be difficult to meet, and on September 19, 2014, the Company entered into a Financing Agreement with Greenome which also terminated the SEA.

On May 30, 2014, on behalf of Greenome, the Company entered into a stock purchase transaction with a significant shareholder for the purchase of 9,669,575 shares of the Company’s common stock. Per the agreement, the Company was to receive funds as indicated above from Greenome, and remit a portion of those funds totaling $125,000 to the shareholder in the following tranches: $25,000 upon the signing of the agreement with the shareholder, $25,000 within ten days of the shares being turned over to an escrow agent, and $75,000 when the Company receives the final payment of $175,000 from Greenome as part of the SEA described above. In turn, the shareholder was to submit to an escrow agent, shares of its common stock totaling 9,669,575 shares. These shares were to be released to Greenome after the second tranche of $25,000 was paid to the shareholder on a pro-rata basis. If the closing did not take place by December 31, 2014 and the final $75,000 payment to the shareholder was not made, the Company would return to the shareholder 5,769,231 common shares held by the transfer agent. The first payment had been made to the shareholder. The SEA was terminated per above; however, the terms of the agreement were effectively transferred from Greenome to Sky Rover per the Sky Rover SPA. In October 2014 the second $25,000 payment was made by Sky Rover and a portion of the shares were released by the transfer agent.

Greenome Financing Agreement

On September 19, 2014, the Company entered into a financing agreement with Greenome, whereby the Company agreed to raise up to $3.0 million through a private placement memorandum then loan these funds to a subsidiary of Greenome under a promissory note bearing interest at the rate of 10% per annum. The note would mature twelve months from its inception and be secured by the assets of Greenome. No funds have been raised to date.

In connection with the closing of the Sky Rover SPA, Greenome received 2,000,000 of the Company’s common shares as directed by Sky Rover and all obligations between the Company and Greenome, outside any future financing with Greenome, were deemed satisfied.

13.	Subsequent Events

Form S-1 Registration Statement

On May 8, 2015, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 (“S-1”) for the initial registration of 10 million shares of its common stock, and on July 6, 2015, the S-1 was declared effective by the SEC. As stated in its July 7, 2015 press release, the Company plans to price the offering of the 10 million shares of its common stock at $3.50 per share and will be filing an updated prospectus with the SEC to reflect the pricing information. The Company is in the process of completing registration requirements in various states in order to begin offering the S-1 shares and will continue to update its prospectus as appropriate.

Resignations and Appointments

On August 17, 2015, the following individuals resigned from their respective positions with the Company: Lei Pei, our CEO CFO, Director, and Chairman; Junfei Ren, our Secretary and Director; and Xiang Ling Yun, a Director. Concurrent with the resignations, Ning Liu, who was President of the Company, was appointed to the positions of Chairman and CEO, and Michael R. Dunn, who was the Executive Vice President of Finance, was appointed to the positions of Chief Financial Officer, Chief Operating Officer, and Secretary Treasurer.

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

Description of Business

Global Future City Holding, Inc. is a holding company focused on implementing an EB-5 immigrant investor program for foreign investors who are interested in acquiring lawful permanent residence in the United States, and the potential marketing and deployment of a crypto-asset under a loyalty-based reward program. As a result of recent transactions with Sky Rover and the acquisition of a designated EB-5 regional center approved by the U.S. Citizen and Immigration Service ("EB-5 Subsidiary"), we intend to expand our operations into several new areas.

One focus will be to acquire real estate and other qualified investment projects that will fit the purchase of the recently acquired EB-5 subsidiary. An additional focus will be the development of a loyalty-based reward program using a crypto-asset. We had initially intended to use the 4,000,000 EGD acquired in the Sky Rover SPA for this purpose and had recently formed Global Modern Enterprise Limited, a Hong Kong entity, to hold the EGD. In order to ensure that any sale or use of the EGD was in compliance with existing securities regulations, on February 10, 2015 we filed a No-Action Letter with the SEC to obtain clarification that the SEC will not recommend enforcement action against us and our related subsidiaries regarding our use of the EGD. Despite several inquiries made by our Company, to date we have not received any response from the SEC, and this, has led management to elect to rescind the previous contribution of EGD and to focus on the acquisition of GX-Life Global.

GX-Life Global, a private company held by related parties, has developed a robust, scalable platform to support multi-level marketing opportunities throughout the world. This platform, coupled with its complement of over 25 consumer products to initially be marketed through the multi-level marketing platform, is intended to replace our previous interest in EGD. We are presently considering the role that crypto-assets may play in our new business plan and anticipate incorporating such a plan; however, the plan would likely include utilizing a registered trading crypto-asset currency other than EGD. As of the date of this filing, no definitive agreement is in place.

Our existing Energy Drink Subsidiary will continue to market and sell the Company's F.I.T.T. brand of energy drinks to domestic and overseas markets, while planning to participate in our loyalty-based reward program.

Historical Operations – Energy Drink Division

In connection with the acquisition of Powerdyne and Sky Rover stock purchase, management’s primary focus has shifted to new business initiates. Our FITT energy drink division will continue its current operations and looks to expand its terrestrial and online marketing and distribution strategies for its products.

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

Emerging Business Operations

On March 27, 2015, we completed our acquisition of Powerdyne Regional Center LLC, a designated EB-5 Regional Center approved by the U.S. Citizen and Immigration Service (“USCIS”). In connection with our acquisition of Powerdyne on March 27, 2015, we plan to expand the EB-5 business and make investments in real estate and other qualified investment projects.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Net Sales

We had no net sales during the three months ended June 30, 2015 and 2014. Due to the lack of funding we lost our sales staff in the fourth quarter of 2013 and liquidated our inventory in the last quarter of 2014.

Cost of Goods Sold

There was no cost of goods sold for the three months ended June 30, 2015 and 2014 due to the lack of sales.

Selling and Marketing Expenses

Selling and marketing expenses were $251 and $16,769 for the three months ended June 30, 2015 and 2014, respectively. The 2014 period included a settlement with one of our terminated sales staff.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $164,829 and $186,880, respectively. The 2014 period includes $95,000 in employee compensation and benefits which was not present in 2015. During the three months ended June 30, 2015, the Company’s management was transitioning and therefore no salaries or wages were accrued in connection with services. Our former CEO agreed to forgo any compensation prior to the SPA closing as any salary would be forgiven as part of his separation agreement. Our former controller was paid as a consultant for services rendered at a fraction of a cost compared to his previous full-time salary. During the three months ended June 30, 2015, we were reimbursed $139,885 from Sky Rover for corporate costs which was considered additional contributed capital by Sky Rover. The increased professional fees were mainly legal costs. Finally, expenses in the following categories were lower in 2015 than 2014 – depreciation, outside director fees, insurance and office supplies.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 was $28,505 and $42,171, respectively. The decrease in interest expense during the 2015 period resulted from lower amortization expense for debt discounts compared to the 2014 period and a reduction in total debt due to various settlement agreements entered into with noteholders.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt for the three months ended June 30, 2015 was primarily attributable to a net gain settlement of amounts due to two vendors of $2,089.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Net Sales

We had no net sales during the six months ended June 30, 2015 and 2014. Due to the lack of funding we lost our sales staff in the fourth quarter of 2013 and liquidated our inventory in the last quarter of 2014.

Cost of Goods Sold

There was no cost of goods sold for the six months ended June 30, 2015 and 2014 due to the lack of sales.

Selling and Marketing Expenses

Selling and marketing expenses were $84,648 and $24,673 for the six months ended June 30, 2015 and 2014, respectively. The increase in these expenses were primarily attributable to $65,000 of stock-based expenses for marketing consulting concerning loyalty points in China which represented the fair value of the services rendered. These shares were issued in anticipation of the Sky Rover SPA.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 and 2014 were $221,174 and $401,101, respectively. The 2014 period includes $241,000 in employee compensation and benefits which was not present in 2015. During 2015, the Company’s management was transitioning and therefore no salaries or wages were accrued in connection with services. Our former CEO agreed to forgo any compensation prior to the SPA closing as any salary would be forgiven as part of his separation agreement. Our former controller was paid as a consultant for services rendered at a fraction of a cost compared to his previous full-time salary. In 2015, we had higher expenses for professional fees for transaction costs which were reimbursed by Sky Rover and recorded as a reduction to the costs we incurred.

Interest Expense

Interest expense for the six months ended June 30, 2015 and 2014 were $56,891 and $82,180, respectively. The decrease in interest expense during the 2015 period resulted from lower amortization expense for debt discounts compared to the 2014 period and a reduction in total debt due to various settlement agreements entered into with noteholders.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt for the six months ended June 30, 2015 was attributable to settlements and write-offs of accounts payable $194,040, accrued expenses $25,783, notes payable $45,000, advances from related parties $15,000, and vendor settlements ($2,089).

During the 2014 period, a creditor holding notes payable with repayment amounts totaling $55,000 converted his notes and related accrued interest into 115,637 shares of common stock of our merged company. Because these notes payable were not previously convertible, we valued the shares issued upon conversion at their fair market value and recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

The accounts payable write-offs were a result of certain payables reaching or expected to reach their statute of limitations for the vendor to legally enforce the liability or are contested invoices where the Company believed they were erroneously or incorrectly billed, or the services were not performed in accordance with the agreement, and a favorable outcome is probable.

Liquidity and Capital Resources

As of June 30, 2015, our principal source of liquidity is from the receipt of $3,000,000 from Mr. Lei Pei for the sale of 6,000,000 shares of newly issued common stock. The receipt of the $3,000,000 was received on March 30, 2015 to fund our operating costs, operating and marketing of our newly acquired businesses, general corporate purposes, working capital requirements, and expansion plans through the end of 2015. Prior to this stock sale, we funded our operations through the issuance of issuance of debt instruments and sales of our common stock.

As of June 30, 2015, our cash and cash equivalents were $1,596,714 and we had a working capital surplus of $1,140,636. In July 2015 we received $1,000,000 in repayment of funds previously advanced to Global EDG Development, Inc. See Note 4 to the accompanying consolidated financial statements. We will continue to seek to raise capital through the issuance of stock and debt to fund the requirements of our business and repay debt obligations.

In prior years, we issued a number of notes payable and used the proceeds to fund operations. These notes payable were, in some instances, issued along with common shares of FITT or common shares of FHWY which were owned by FITT prior to the Merger.

During the six months ended June 30, 2015, we reduced our notes payable by $45,000 through a debt write-off and note settlement.

We also received $539,885 in connection with the Sky Rover SPA and $150,000 from our former Chief Executive Officer for the acquisition of Powerdyne.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30:

	2015	2014
Operating activities
Net income (loss)	$(84,090)	$(542,748)
Non-cash items	(208,764)	38,245
Change in working capital	(50,272)	387,489
Total	(343,126)	(117,014)
Investing activities	(1,505,316)	(47,828)
Financing activities	3,289,885	195,000
Total	$1,441,443	$30,158

Operating Activities

During the 2015 period, non-cash items include loss on extinguishment of debt, shares issued for compensation and services and depreciation. The change in working capital is primarily related to reductions in accounts payable and accrued expenses.

During the 2014 period, the change in non-cash items includes gains and loss on extinguishment of debt, shares issued for compensation and services, the fair value of contributed services, depreciation, and amortization of debt discount/debt accretion. The change in working capital is primarily related to increases in accounts payable, accrued expenses and accrued compensation.

Investing Activities

During the 2015 period, we repaid $39,585 to a related party. We also advanced $1,290,731 to Global EGD Development as a deposit for a prospective business acquisition. During the 2014 period, we repaid $47,828 to a related party and a shareholder.

Financing Activities

During the 2015 period, we received $3,000,000 from the sale of 6,000,000 shares of common stock.

During the 2014 period, we received $40,000 from the issuance of a note, $180,000 in connection with the then proposed business combination with Greenome and paid $25,000 to a shareholder to facilitate the Greenome transaction.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at the reasonable assurance level.

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

The EB-5 program’s assets will consist of real property and other qualified investment projects. Our real estate ownership subjects us to additional risks not applicable to our EGD-related businesses, including:

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

Risks Related to New Products Division

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes could substantially harm our business and results of operations.

We will be subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

We could be harmed by data loss or other security breaches.

As a result of our services being web-based and the fact that we may process, store and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. We will use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

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

We face inventory risk.

We will be exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and sizeable inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

Our supplier relationships subject us to a number of risks.

We may have significant suppliers, including licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components or services, particular payment terms, or the extension of credit limits. If our current suppliers were to stop selling or licensing merchandise, content, components or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural disasters or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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

Resignations and Appointments

On August 17, 2015, (i) Lei Pei, our CEO, CFO and Chairman, (ii) Junfei Ren, our Secretary and Director, and (iii) Xiang Ling Yun, a Director, resigned from their respective positions with our Company. Concurrent with the resignations, Ning Liu, who was President of the Company, was appointed to the positions of Chairman and CEO, and Michael R. Dunn, who was the Executive Vice President of Finance, was appointed to the positions of Chief Financial Officer, Chief Operating Officer, and Secretary Treasurer.

In connection with his resignation, Mr. Lei Pei sold 6,000,000 shares of restricted common stock in the Company in a private transaction to a third party purchaser on August 17, 2015, for $0.50 per share. This transaction has been disclosed on Mr. Pei’s Form 4 which was filed with the SEC on August 19, 2015, which is incorporated by reference herein.

New Product Division

On August 26, 2015, the Company announced in its press release that it will shift its business plan to focus upon the acquisition of GX-Life Global. The Company had initially focused upon integrating the EGD into its business plan by requesting a no-action position by the SEC. Because the Company has not received a response, coupled with the difficulty in securing financial reporting associated with EGD, the Company elected to rescind the previous contribution of the EGD acquired in the Sky Rover SPA. Due to this rescission, the Company will not sell any of the previously acquired EGD, and the EGD will revert back to the original contributing individuals and/or entities.

GX-Life Global has developed a platform that supports multi-level marketing opportunities and the sale of consumer products. The Company intends to replace its previous interest in EGD with this platform. The Company is also considering the role that crypto-assets may play in its new business plan. However, incorporating such a plan would likely include utilizing a registered crypto-asset other than EGD.

ITEM 6.	EXHIBITS

10.1	Lei Pei Resignation Agreement

10.2	Xiang Ling Yun Resignation Agreement

10.3	Junfei Ren Resignation Agreement

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

GLOBAL FUTURE CITY HOLDING INC. (Registrant)

Dated: September 9, 2015
By: /s/ Ning Liu
Its: President By: /s/ Michael R. Dunn Its: CFO/COO

