Form 10-Q
period 2015-09-30
Global Future City Holding Inc.
filed 2015-11-17
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-33519

GLOBAL FUTURE CITY HOLDING INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

2 Park Plaza, Suite 400, Irvine, CA 92614

(Address of principal executive offices)

(949) 769-3550

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

As of November 16, 2015, there were 47,533,029 shares of our common stock issued and outstanding.

GLOBAL FUTURE CITY HOLDING INC.

FORM 10-Q

SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,370,461	$155,271
Due from Global EGD Development, Inc.	284,461	–
Advances to related parties	37,683	–
Accounts receivable	–	51,256
Inventories	–	3,426
Deferred financing costs	8,489	–
Prepaid and other	2,850	10,277
Total current assets	2,703,944	220,230
Property and equipment, net	–	6,059
Other assets	252,250	–
Total assets	$2,956,194	$226,289

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$179,707	$505,602
Accrued expenses and deposits	113,442	526,238
Accrued compensation	297,434	1,996,559
Notes payable	1,000,000	1,100,000
Acquisition note - Powerdyne	75,000	–
Advances from related parties	106,372	157,203
Total current liabilities	1,771,955	4,285,602
Total liabilities	1,771,955	4,285,602

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value: 20,000,000 shares authorized and no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 47,533,029 and 37,763,410 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	47,533	37,763
Additional paid-in capital	5,959,309	435,040
Accumulated deficit	(4,822,603)	(4,532,116)
Total shareholders’ equity (deficit)	1,184,239	(4,059,313)
Total liabilities and shareholders’ equity (deficit)	$2,956,194	$226,289

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$–	$–	$–	$–
Cost of goods sold	–	–	–	–
Gross profit (loss)	–	–	–	–

Operating expenses:
Selling and marketing – stock-based	–	–	65,000	12,500
Selling and marketing – non stock-based	2,239	347	21,887	12,520
General and administrative	175,676	190,342	396,850	591,443
Total operating expenses	177,915	190,689	483,737	616,463
Operating loss	(177,915)	(190,689)	(483,737)	(616,463)

Other (income) expense:
Interest expense	27,882	42,099	84,773	124,279
(Gain) loss on extinguishment of debt	–	9,948	(279,823)	43,542
Other expense, net	600	600	1,800	1,800
Loss before income taxes	(206,397)	(243,336)	(290,487)	(786,084)
Provision for income taxes	–	–	–	–
Net loss	$(206,397)	$(243,336)	$(290,487)	$(786,084)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares used in basic and diluted per share calculations	47,533,029	37,477,236	44,152,146	37,630,519

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	–	$–	37,763,410	$37,763	$435,040	$(4,532,116)	$(4,059,313)
Sale of common stock	–	–	6,000,000	6,000	2,994,000	–	3,000,000
Stock issued to non-employees for services	–	–	250,000	250	64,750	–	65,000
Stock issued for extinguishment of debt	–	–	25,000	25	47,075	–	47,100
Stock issued for conversion of debt	–	–	123,268	123	58,156	–	58,279
Stock issued in connection with Stock Purchase Agreement	–	–	3,371,351	3,372	(3,372)	–	–
Forgiveness of debt by officer and employee	–	–	–	–	1,673,774	–	1,673,774
Other capital contributions	–	–	–	–	689,886	–	689,886
Net loss	–	–	–	–	–	(290,487)	(290,487)
Balance at September 30, 2015	–	$–	47,533,029	$47,533	$5,959,309	$(4,822,603)	$1,184,239

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(290,487)	$(786,084)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on extinguishment of debt	(279,823)	43,542
Common stock issued for compensation and services rendered	65,000	12,500
Depreciation	6,059	4,590
Amortization of debt discount and beneficial conversion feature	–	2,500
Changes in operating assets and liabilities:
Accounts receivable	51,256	–
Inventories	3,426	–
Prepaid and other	7,428	(1,747)
Other assets	(2,250)	–
Accounts payable	(69,675)	79,808
Accrued expenses	1,185	113,958
Accrued compensation	(25,350)	280,950
Net cash used in operating activities	(533,231)	(249,983)

Cash flows from investing activities:
Acquisition of Powerdyne EB-5 license	(175,000)	–
Net advance to Global EGD Development, Inc.	(284,461)	–
Advances to related parties	(37,683)	–
Net cash used in investing activities	(497,144)	–

Cash flows from financing activities:
Sale of common stock	3,000,000	–
Proceeds from capital contribution for acquisition of Powerdyne	150,000	–
Proceeds from capital contributions	139,885
Cash paid for deferred financing costs	(8,489)
Repayments to related party	(35,831)	(1,871)
Proceeds from issuance of notes payable	–	40,000
Proceeds from deposit for proposed business combination	–	300,000
Payment to shareholder to facilitate proposed business combination	–	(25,000)
Net cash provided by financing activities	3,245,565	313,129

Net increase in cash and cash equivalents	2,215,190	63,146
Cash and cash equivalents at beginning of period	155,271	585
Cash and cash equivalents at end of period	$2,370,461	$63,731

Supplemental disclosure of cash flow information:
Cash paid for interest	$437	$422
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Repayment of accounts payable and advances with common stock	$47,075	$27,551
Conversion of notes payable and accrued interest	$58,279	$70,479
Discount on convertible notes payable	$–	$2,500
Forgiven accrued compensation	$1,673,774	$–
Assets acquired from Powerdyne	$250,000	$–

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Sky Rover Stock Purchase Agreement

On April 17, 2015, the Company and Sky Rover Holdings, Ltd., a corporation formed under the laws of the Republic of Seychelles (“Sky Rover”) completed the closing of a Stock Purchase Agreement (the “SPA”) whereby certain unaffiliated parties that contributed cash, E-Gold coin (“EGD”) crypto-assets, and other consideration to complete the SPA (including the shares issued to Mr. Lei Pei as described below) (collectively, the “Acquiring Shareholders”) cumulatively acquired approximately 87.3% of the outstanding shares of stock of the Company in exchange for our receipt of $400,000 in cash and the contribution of 4,000,000 EGD to our wholly-owned subsidiary, Global Modern Enterprise Limited, a Hong Kong entity (the “EGD Subsidiary”). Additionally, Sky Rover through its officer, Mr. Lei Pei, provided the initial down payment for purchasing 100% of the membership interest of Powerdyne Regional Center LLC (“Powerdyne”), a designated EB-5 Regional Center approved by the U.S. Citizen and Immigration Service ("USCIS"). See Note 3 for further information.

In connection with the closing of the SPA, Mr. Lei Pei purchased 6,000,000 newly-issued shares of common stock of the Company for $3,000,000 in cash in a separate transaction that closed on March 30, 2015, which was meant to provide working capital for the Company’s anticipated expansion programs. On August 17, 2015, Mr. Pei, resigned from the Company as its Chief Executive Officer, Chief Financial Officer and Chairman.

In connection with the share purchase by Sky Rover, the Company intended to market and deploy the EGD through a reward program (“Rewarded EGD”). EGD is a crypto-asset rather than digital currency because unlike digital currency, users cannot purchase goods or services with EGD or use EGD as a medium of exchange. In order to ensure compliance with existing securities regulations, on February 10, 2015 the Company filed a Request for No-Action Relief (the “No-Action Letter”) with the Securities and Exchange Commission (“SEC”) to obtain clarification that the SEC will not recommend enforcement action against the Company and its related subsidiaries regarding the Company's use of the EGD. Despite several inquiries made by the Company, we did not receive a substantive response from the SEC on the No-Action Letter. This led management to elect to rescind the previous contribution of EGD and to focus on the acquisition of GX-Life Global, Inc., a Nevada corporation (“GX-Life”) as described below. As a result, on October 9, 2015, we withdrew the No-Action Letter from consideration by the SEC.

GX-Life Acquisition

On October 2, 2015, we completed a Share Exchange Agreement with GX-Life, whereby we spun-off 100% of our ownership interest in the EGD Subsidiary (including 4,000,000 EGD) in exchange for 100% of the outstanding common stock of GX-Life. GX-Life, a private company owned primarily by our CEO, Ning Liu, and our COO/CFO, Michael Dunn, has developed a robust, scalable platform to support multi-level marketing opportunities throughout the world. This platform, coupled with its complement of 25 consumer products to initially be marketed through the multi-level marketing platform, is intended to replace our previous interest in EGD.

In a related transaction, on October 2, 2015, the former shareholders of GX-Life sold all of their interests in the EGD Subsidiary to the Acquiring Shareholders in the Sky Rover SPA in exchange for 21,280,000 shares of our Company’s common stock previously acquired in the Sky Rover SPA. Collectively these two transactions are referred to as the “GX-Life Transactions”. As a result of the GX-Life Transactions, much of the Sky Rover SPA has been effectively unwound and the 4,000,000 EGD crypto-assets are no longer owned or controlled by our Company or any of our subsidiaries.

The GX-Life Transactions effectuated a change in control of our Company, as the former shareholders of GX-Life acquired 21,280,000 shares of our common stock representing an aggregate voting power of 45.9%. Individually, (i) Michael Dunn acquired an additional 24.1% voting power of our common stock, (ii) Ning Liu acquired 2.6% voting power of our common stock, and (iii) Masuya Tomoe acquired an additional 26.65% voting power of our common stock. The former shareholders of GX-Life Global are all unaffiliated from one another, and none of them have a beneficial interest or hold any ownership interest in each other's entity and disclaim status as a "group" as defined by SEC Rules.

As described above, we had previously intended to market the EGD through a reward program. GX-Life has determined that incorporating a crypto-asset other than EGD into a reward program would be important to its success. As a result, on October 21, 2015, GX-Life entered into a Subscription Agreement with Great Coin, Inc., a Nevada corporation (“Great Coin”), a company co-owned by our CEO, Ning Liu, and our COO/CFO, Michael Dunn. Under the Subscription Agreement, we agreed to purchase 5,000,000 “G-Coins”, an open source digital security that functions as a store of value and a medium of exchange, at a price of $0.50 each for a total subscription price of $2,500,000. For further information, see Note 15.

Form S-1 Registration Statement

On May 8, 2015, we filed a Form S-1 Registration Statement under the Securities Act of 1933 (“S-1”) with the SEC for the initial registration of 10 million shares of our common stock, and on July 6, 2015, the S-1 was declared effective by the SEC. On October 8, 2015, we submitted a Post-Effective Amendment to our S-1 incorporating the new information resulting from the GX-Life Transactions and resignation of our former CEO, Lei Pei. The Post-Effective Amendment was declared effective by the SEC on October 19, 2015. The offering is priced at $3.50 per share. The S-1 has been qualified for sale in California and New York and we are free to sell under the S-1 in those jurisdictions within the United States.

Management’s Plan of Operations

Through our acquisitions of GX-Life and Powerdyne, we will be engaged in the following businesses:

•	A multi-level marketing business with an initial complement of 25 consumer products to be marketing to both domestic and international customers. This business will incorporate the distribution of the G-Coin digital security with purchase of our products as part of our customer reward programs.

•	An EB-5 immigrant investor program for foreign investors who are interested in acquiring lawful permanent residence in the United States. In this business, we plan to pool EB-5 capital from foreign investors for the purpose of acquiring qualified investment projects meeting the requirements of the EB-5 program

We will continue to market and sell our F.I.T.T. brand of energy drinks to domestic and overseas markets, incorporating the reward program by giving G-Coins for product purchases.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2014 as reported in the Company’s Form 10-K have been omitted. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary to present fairly our financial position, results of operation and cash flows. The results of operations for the three and nine month periods ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The purchase price was $250,000, $175,000 of which has been paid as of September 30, 2015. $150,000 of this was contributed by our former CEO Lei Pei. We paid an additional $25,000 on October 1, 2015 and the remaining installments of $25,000 each are due on January 1, 2016 and April 1, 2016 (collectively “Installment Payments”).

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

The Company has included the capitalized amount in “Other Assets” in the accompanying consolidated balance sheet as of September 30, 2015.

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

On February 17, 2015, the Company amended the terms of the Sky Rover SPA (the “Amended SPA”). According to the terms of the Amended SPA, the Parties amended the original Sky Rover SPA whereby Sky Rover agreed to deposit 4,000,000 EGD into the EGD subsidiary.

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

The acquisition of the EGD is considered an asset purchase for accounting purposes based on the guidance of ASC 805 - Business Combinations, as the EGD does not have features of a business nor does it have any operations. As previously noted, the Company had filed a No-Action Letter with the SEC to obtain clarification that the SEC will not recommend enforcement action against the Company and its related subsidiaries regarding the Company's use of the EGD. Despite several inquiries made by the Company, we did not receive any substantive response from the SEC. Without clear guidance from the SEC, the Company determined that it could not sell the EGD in the United States or otherwise use the EGD in any way including the reward program it had contemplated. As a result, on October 9, 2015, we withdrew the No-Action Letter from consideration by the SEC. Lack of guidance from the SEC, coupled with the difficulty in securing financial reporting conclusions associated with the EGD, has led management to elect to, in effect, rescind the previous contribution of EGD and to focus on the acquisition of GX-Life Global. See Note 1. As a result, the Company has recorded the value of the EGD as of the date of acquisition at $0.

4.	Due from Global EGD Development, Inc.

During the second quarter of 2015, the Company advanced $1,290,731 to Global EGD Development, Inc. (“Global EGD”) for a prospective business acquisition. In July 2015, it was determined that the business acquisition would not be completed and that the advanced funds would be returned. $1,000,000 of the funds advanced was repaid in July 2015 and the remaining advances were repaid on October 9, 2015. Global EGD is owned by our former CEO Lei Pei.

5.	Advances to Related Parties

Advances to related parties consist of the following at:

	September 30, 2015	December 31, 2014
GX-Life	$3,748	$–
Great Coin	33,935	–
	$37,683	$–

During the three months ended September 30, 2015, we made advances to GX-Life and Great Coin for the purpose of facilitating the organization of the two companies, which are owned primarily by our CEO and COO/CFO. On October 2, 2015, we acquired 100% ownership of GX-Life. On October 22, 2015, the advances to Great Coin were used as part payment for 700,000 G-Coins. See Note 15 for further information.

6.	Inventories

Inventories consist of the following at:

	September 30, 2015	December 31, 2014
Finished goods	$–	$3,426
	$–	$3,426

7.	Accrued Expenses

Accrued expenses consist of the following at:

	September 30, 2015	December 31, 2014
Accrued interest	$101,277	$38,773
Accrued royalties and commissions	11,366	11,666
Deposit on proposed business combination	–	475,000
Other	799	799
	$113,442	$526,238

8.	Accrued Compensation

Accrued compensation consists of the following at:

	September 30, 2015	December 31, 2014
Accrued officer’s compensation - CEO	$–	$1,053,187
Accrued other compensation - employee	–	441,462
Accrued payroll taxes – delinquent	297,434	316,044
Accrued payroll taxes on accrued payroll	–	185,866
	$297,434	$1,996,559

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

During the three months ended March 31, 2015, our former Chief Executive Officer and former Controller forgave $1,053,187 and $441,462, respectively of accrued compensation. These amounts have been recorded as contributed capital in the accompanying consolidated financial statements.  In addition, the Company charged off the related accrued payroll taxes of $185,866, which were also credited to additional paid-in capital.

9.	Notes Payable

Notes payable consists of the following at:

	September 30, 2015	December 31, 2014
Convertible promissory notes – debt acquisition	$100,000	$100,000
Notes payable – original bridge	120,000	120,000
Notes payable – bridge loan #1	355,000	355,000
Notes payable – bridge loan #2	175,000	200,000
Notes payable – bridge loan #3	250,000	250,000
Convertible promissory note – Asher/Goldenrise	–	55,000
Convertible promissory note – service agreement	–	20,000
	1,000,000	1,100,000
Less current portion	(1,000,000)	(1,100,000)
Long-term portion	$–	$–

Notes Payable Settlement Agreements

During the fourth quarter of 2014, the Company reached settlements with most of its noteholders to restructure their notes (“Settlement Agreements”). In the restructuring of the notes payable, which was one of the Company’s conditions for closing of the Sky Rover SPA, the Company’s noteholders agreed to a) forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of each settlement agreement, b) a new interest rate of 10% per annum, c) a new maturity date of August 1, 2015, and d) a Company option to convert into free-trading shares of its common stock at any time the common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing of the Sky Rover SPA. Certain noteholders also agreed to relinquish to Sky Rover shares of their common stock they received with their original notes, contingent upon the Sky Rover SPA closing which occurred on April 17, 2015. In addition, holders of the convertible promissory notes – debt acquisition, notes payable – bridge loan #2, and notes payable – bridge loan #3 also agreed to forgo any additional principal payable under their notes. As a result of these settlements, the Company recorded gains on extinguishment of debt totaling $952,400 in the fourth quarter of 2014.

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

Note Payable – Bridge Loan #2

In November 2011, the Company initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default) and 5.5 shares of the Company’s common stock for every dollar invested with repayment to be made at two times the principal amount of the notes. The notes matured at various dates, all of which were within twelve months of the respective date of issuance. In connection with this offering, the Company issued notes with principal amounts totaling $255,000 (repayment amounts totaling $510,000). The additional principal of $255,000 was accreted over the respective term of each of the notes. The Company also recorded an initial discount on the notes of $11,275 based on the estimated fair market value of our common shares on the date of issuance. As of September 30, 2015 and December 31, 2014, there was no remaining unamortized discount. During the three-month period ended December 31, 2013, $80,000 in principal amounts ($160,000 in repayment amounts) were converted to equity. Prior to the Settlement Agreements discussed above, in the event the Company filed a registration statement with the SEC and it was declared effective, the Company had the option to repay the original principal plus accrued interest in shares of its common stock calculated at the offering price within the registration. No payments have been made to date on these notes payable. The Company entered into Settlement Agreements in the fourth quarter of 2014 with holders of $150,000 face value of these notes, and in the first quarter of 2015 with holders of $25,000 face value of these notes, all with the same terms as described under the above caption Notes Payable Settlement Agreements.

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

The Company recorded an initial discount of $2,500 which was through October 8, 2014, the maturity date, and accelerated the amortization due to the note assumption by Goldenrise Development, Inc. (“Goldenrise”) described below. During the three and nine months ended September 30, 2014, $827 and $2,500, respectively was amortized to expense.

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

Convertible Promissory Notes – Service Agreement

During the first quarter of 2013, the Company issued convertible promissory notes totaling $20,000 to a company under a service agreement. The notes bear no interest and were to be repayable through a conversion into shares of the Company’s common stock. Management has determined after thorough review that the service provider has not performed the services under the agreement and the notes are in dispute. The Company has eliminated the liability and recorded a gain on extinguishment as the vendor has not attempted collection and management believes it is probable that any dispute would have an outcome favorable to the Company.

10.	Acquisition Note Payable – Powerdyne

In connection with the acquisition of the Powerdyne membership interest (see Note 3), the Company is required to make the following remaining Installment Payments of $25,000 due October 1, 2015, January 1, 2016 and April 1, 2016.

As collateral for the timely payment of the Installment Payments, the Company pledged and granted a security interest in the acquired membership interest of Powerdyne to the seller, until such time all Installment Payments have been made.

11.	Related Parties

Advances from related parties consist of the following at:

	September 30, 2015	December 31, 2014
Advances from CFO (former CEO)	$106,372	$142,203
Advances from Shareholder	–	15,000
	$106,372	$157,203

12.	Capital Stock

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

Effective April 17, 2015 in connection with the closing of the Sky Rover SPA, Sky Rover's designees received 33,240,000 shares of the Company's common stock of which 3,371,351 were newly issued and 29,868,649 were conveyed by certain affiliated and unaffiliated existing shareholders to complete the transaction. All shares were considered to be part of the $400,000 acquisition price to acquire the stock per the terms described in Note 3.

Common Stock Issued for Debt Conversion

During the second quarter of 2015, the Company issued 123,268 shares of common stock to Goldenrise upon conversion of a debt owed to them.

Common Stock Issued for Services

During the first quarter of 2015, the Company issued 250,000 shares of common stock for consulting services rendered. In connection with these issuances, the Company recorded stock-based compensation for the three and nine months ended September 30, 2015 of $0 and $65,000, respectively.

Common Stock Issued To Extinguish Debt

During the second quarter of 2015, the Company entered into settlement agreements with two vendors whereby 25,000 shares of common stock were issued to settle $49,189 of outstanding amounts due. The Company recorded a gain of $2,089 on these settlements.

Contributed Capital

During the nine months ended September 30, 2015, the Company’s former Chief Executive Officer, Michael Dunn and its former Controller forgave accrued compensation due to each of them. As a result, the Company recorded contributed capital of $1,673,774 during this period.

During the nine months ended September 30, 2015, our former CEO Lei Pei paid $150,000 to sellers of Powerdyne in connection with the purchase price and subsequent Installment Payments due under the agreement. Mr. Pei was not issued a note and as a result, the Company recorded this amount as contributed capital in the accompanying consolidated financial statements.

During the nine months ended September 30, 2015, Sky Rover advanced $139,885 to the Company for expenses incurred by the Company due to the fact that the Sky Rover SPA closed later than originally anticipated. This amount was recorded as contributed capital upon the close of the Sky Rover SPA as no repayment was required.

13.	Agreement with Greenome

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

On May 30, 2014, on behalf of Greenome, the Company entered into a stock purchase transaction with a significant shareholder for the purchase of 9,669,575 shares of the Company’s common stock. Per the agreement, the Company was to receive funds as indicated above from Greenome, and remit a portion of those funds totaling $125,000 to the shareholder in the following tranches: $25,000 upon the signing of the agreement with the shareholder, $25,000 within ten days of the shares being turned over to an escrow agent, and $75,000 when the Company receives the final payment of $175,000 from Greenome as part of the SEA described above. In turn, the shareholder was to submit to an escrow agent, shares of its common stock totaling 9,669,575 shares. These shares were to be released to Greenome after the second tranche of $25,000 was paid to the shareholder on a pro-rata basis. If the closing did not take place by December 31, 2014 and the final $75,000 payment to the shareholder was not made, the Company would return to the shareholder 5,769,231 common shares held by the transfer agent. The first payment had been made to the shareholder. The SEA was terminated per above; however, the terms of the agreement were effectively transferred from Greenome to Sky Rover per the Sky Rover SPA (Note 3). In October 2014 the second $25,000 payment was made by Sky Rover and a portion of the shares were released by the transfer agent.

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

14.	Resignations and Appointments

On August 17, 2015, the following individuals resigned from their respective positions with the Company: Lei Pei, our CEO, CFO, and Chairman; Junfei Ren, our Secretary and Director; and Xiang Ling Yun, a Director. Concurrent with the resignations, Ning Liu, who was President of the Company, was appointed to the positions of Chairman and CEO, and Michael R. Dunn, who was the Executive Vice President of Finance, was appointed to the positions of Chief Financial Officer, Chief Operating Officer, and Secretary and Treasurer.

15.	Subsequent Events

GX-Life Global Acquisition

On October 2, 2015, we completed a Share Exchange Agreement with GX-Life, whereby we spun-off 100% of our ownership interest in the EGD Subsidiary (including 4,000,000 EGD) in exchange for 100% of the outstanding common stock of GX-Life. The acquisition of GX-Life will be accounted for based on ASC 805 - Business Combinations

Effectiveness of Form S-1 Registration Statement

On October 8, 2015, we submitted a Post-Effective Amendment to our S-1 incorporating the new information resulting from the GX-Life Transactions and resignation of our former CEO Lei Pei. The Post-Effective Amendment was declared effective by the SEC on October 19, 2015. The offering is priced at $3.50 per share. The S-1 has been qualified for sale in California and New York and we are free to sell under the S-1 in those jurisdictions within the United States.

G-Coin Subscription Agreement

As described in Note 1, we had previously intended to market the EGD through a reward program. GX-Life has determined that incorporating a crypto-asset other than EGD into a reward program for its multi-level marketing business would be important to its success. As a result, on October 21, 2015, GX-Life entered into a Subscription Agreement with Great Coin, a company co-owned by our CEO, Ning Liu, and our COO/CFO, Michael Dunn. Great Coin’s business is initially focused on the registration and issuance of G-Coins, an open source digital security that functions as a store of value and a medium of exchange. Under the Subscription Agreement, GX-Life subscribed for and agreed to purchase 5,000,000 in G-Coins at a price of $0.50 each for a total subscription price of $2,500,000.

As payment for the G-Coins, GX-Life issued Great Coin a Nonrecourse Purchase Money Promissory Note dated October 21, 2015 for the total subscription amount. The note, which bears interest at 5% per annum, matures one year from issuance. Repayment of the note shall be made in amounts and times selected by GX-Life (each a “Purchase Payment”) and no amount of accrued interest shall be convertible into G-Coins. G-Coins acquired under the note shall neither be transferable nor encumbered and must be retained by GX-Life (the “Trading Restriction”) unless and until they are fully paid for. The number of G-Coins released from the Trading Restriction shall equal the amount of each Purchase Payment divided by $0.50. On October 22, 2015, GX-Life completed the payment for 700,000 G-Coins for consideration of $350,000 and, as such, the 700,000 G-Coins became unencumbered. At maturity, if the entire principal balance of the note has not been paid, GX-Life is required to return to Great Coin the number of G-Coins calculated as follows: (a) $2.5 million minus the aggregate Purchase Payments divided by (b) $2.5 million times (c) 5,000,000 G-Coins.

Our intent is primarily to use the G-Coins as customer incentives in connection with GX-Life’s multi-level marketing programs. In furtherance of Great Coin’s business plans, on November 10, 2015, Great Coin filed a Regulation A Offering Statement with the SEC under which it is offering 20,000,000 G-Coins to the public on a best efforts basis, including the 5,000,000 G-Coins subscribed for by GX-Life which is designated as a selling security holder for the public re-sale of its 5,000,000 G-Coins.

Office Lease

On October 16, 2015, we entered into a lease agreement for 5,824 square feet of office space in Irvine, California. The lease has a minimum term of 60 months and requires the following minimum annual payments, excluding property taxes and other common area costs: months 1 through 12 - $176,112; months 13 through 24 - $183,804; months 25 through 36 - $192,192; months 37 through 48 - $200,580; and months 49 through 60 - $209,664. The lessor is making tenant improvements to the office space and, once the improvements are completed to our satisfaction, the lease will commence. Until such time as the tenant improvements are completed, we are renting temporary space on a month-to-month basis at the same facility commencing November 1, 2015 at cost of $5,355 per month.

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

Description of Business

Global Future City Holding, Inc. is a holding company which with the following businesses:

•	GX-Life – a business, acquired subsequent to September 30, 2015 which has developed a robust, scalable platform to support multi-level marketing opportunities throughout the world. This platform will initially market 25 consumer products through the multi-level marketing platform. As further customer incentive, GX-Life will incorporate giving the G-Coin digital security with purchase of our products as part of our customer reward programs

•	Powerdyne – an EB-5 immigrant investor program for foreign investors who are interested in acquiring lawful permanent residence in the United States.

Our existing Energy Drink Subsidiary will continue to market and sell the Company's F.I.T.T. brand of energy drinks to domestic and overseas markets, while planning to participate in our loyalty-based reward program.

Historical Operations – Energy Drink Division

In connection with the acquisition of Powerdyne and Sky Rover stock purchase, management’s primary focus has shifted to new business initiatives. Our FITT energy drink division will continue its current operations and looks to expand its terrestrial and online marketing and distribution strategies for its products.

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

Emerging Business Operations

On March 27, 2015, we completed our acquisition of Powerdyne Regional Center LLC (“Powerdyne”), a designated EB-5 Regional Center approved by the U.S. Citizen and Immigration Service (“USCIS”). In connection with our acquisition of Powerdyne, we plan to expand the EB-5 business and make investments in real estate and other qualified investment projects. On October 2, we completed our acquisition of GX-Life Global, Inc., a multi-level marketing business aimed at both domestic and international markets. We plan to launch our product offering of 25 consumer products before the end of 2015.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Net Sales

We had no net sales during the three months ended September 30, 2015 and 2014. Due to the lack of funding we lost our sales staff in the fourth quarter of 2013 and liquidated our inventory in the last quarter of 2014.

Cost of Goods Sold

There was no cost of goods sold for the three months ended September 30, 2015 and 2014 due to the lack of sales.

Selling and Marketing Expenses

Selling and marketing expenses were $2,239 and $347 for the three months ended September 30, 2015 and 2014, respectively, as no significant expenses were recorded in this category for either period.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 and 2014 were $175,676 and $190,342, respectively. The 2014 period includes $113,000 in employee compensation and benefits which was not present in 2015. During the three months ended September 30, 2015, the Company’s management was transitioning and no formal employment agreements had been put in place. Therefore no salaries or wages were accrued in connection with services. Our former CEO agreed to forgo any compensation prior to the SPA closing as any salary would be forgiven as part of his separation agreement. Our former controller was paid as a consultant for services rendered at a fraction of a cost compared to his previous full-time salary. We anticipate that, with the expected launch of our multi-level marketing business during the fourth quarter of this year, employment agreements will be put in place and salary and wage compensation will begin for our executive management and any new employees we hire. Our professional fees (mainly legal) and filing fees were higher in 2015 than 2014 by a total of about $140,000 primarily as a result of costs related to the Sky Rover SPA, our change in management and the redirecting of our business plan away from EGD and toward GX-Life. Expenses in the following categories were lower in 2015 than 2014 – investor relations costs (down $23,000), auto expenses (down $3,000), office supplies (down $3,000), and outside director fees (down $3,000).

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 was $27,882 and $42,099, respectively. The decrease in interest expense during the 2015 period resulted from a reduction in total debt due to various settlement agreements entered into with noteholders.

Gain (Loss) on Extinguishment of Debt

The loss on extinguishment of debt for the three months ended September 30, 2014 of $9,948 resulted from the assignment of the Asher Note to Goldenrise as discussed in Note 9 to the accompanying consolidated financial statements. There was no corresponding gain or loss in the 2015 period.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Net Sales

We had no net sales during the nine months ended September 30, 2015 and 2014. Due to the lack of funding we lost our sales staff in the fourth quarter of 2013 and liquidated our inventory in the last quarter of 2014.

Cost of Goods Sold

There was no cost of goods sold for the nine months ended September 30, 2015 and 2014 due to the lack of sales.

Selling and Marketing Expenses

Selling and marketing expenses totaled $86,887 and $25,020 for the nine months ended September 30, 2015 and 2014, respectively. The increase in these expenses was primarily attributable to $65,000 of stock-based expenses for marketing consulting concerning loyalty points in China which represented the fair value of the services rendered. These shares were issued in anticipation of the Sky Rover SPA.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $396,850 and $591,443, respectively. The 2014 period includes $335,000 in employee compensation and benefits which was not present in 2015. During 2015, the Company’s management was transitioning and no formal employment agreements had been put in place. Therefore no salaries or wages were accrued in connection with services. Our former CEO agreed to forgo any compensation prior to the SPA closing as any salary would be forgiven as part of his separation agreement. Our former controller was paid as a consultant for services rendered at a fraction of a cost compared to his previous full-time salary. Our professional fees (mainly legal) and filing fees were higher in 2015 than 2014 by a total of about $204,000 primarily as a result of costs related to the Sky Rover SPA, our change in management and the redirecting of our business plan away from EGD and toward GX-Life. Expenses in the following categories were lower in 2015 than 2014 – investor relations costs (down $23,000), insurance expense (down $21,000), office supplies (down $6,000), and outside director fees (down $9,000).

Interest Expense

Interest expense for the nine months ended September 30, 2015 and 2014 were $84,773 and $124,279, respectively. The decrease in interest expense during the 2015 period resulted from lower amortization expense for debt discounts compared to the 2014 period and a reduction in total debt due to various settlement agreements entered into with noteholders.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt for the nine months ended September 30, 2015 was attributable to settlements and write-offs of accounts payable $194,040, accrued expenses $25,783, notes payable $45,000, advances from and related parties $15,000.

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

Liquidity and Capital Resources

As of September 30, 2015, our principal source of liquidity is from the receipt of $3,000,000 from Mr. Lei Pei for the sale of 6,000,000 shares of newly issued common stock. The receipt of the $3,000,000 was received on March 30, 2015 to fund our operating costs, operating and marketing of our newly acquired businesses, general corporate purposes, working capital requirements, and expansion plans through the end of 2015. Prior to this stock sale, we funded our operations through the issuance of debt instruments and sales of our common stock.

As of September 30, 2015, our cash and cash equivalents were $2,370,461 and we had a working capital surplus of $931,989. In July 2015 we received $1,000,000 in repayment of funds previously advanced to Global EDG Development, Inc. See Note 4 to the accompanying consolidated financial statements. We will continue to seek to raise capital through the issuance of stock and debt to fund the requirements of our business and repay debt obligations.

In prior years, we issued a number of notes payable and used the proceeds to fund operations. These notes payable were, in some instances, issued along with common shares of FITT or common shares of FTCY which were owned by FITT prior to the Merger.

During the nine months ended September 30, 2015, we reduced our notes payable by a total of $100,000. $45,000 of the reduction was through a debt write-off and note settlement and the other $55,000 was through the conversion of a convertible note.

We also received $539,885 in connection with the Sky Rover SPA and $150,000 from our former Chief Executive Officer for the acquisition of Powerdyne.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	2015	2014
Operating activities:
Net loss	$(290,487)	$(786,084)
Non-cash items	(208,764)	63,132
Change in working capital	(33,980)	472,969
Total	(533,231)	(249,983)
Investing activities	(497,144)	–
Financing activities	3,245,565	315,000
Total	$2,215,190	$63,146

Operating Activities

During the 2015 period, non-cash items include gain on extinguishment of debt, shares issued for compensation and services and depreciation. The change in working capital is primarily related to reductions in accounts payable and accrued compensation.

During the 2014 period, non-cash items include loss on extinguishment of debt, shares issued for compensation and services, depreciation, and amortization of debt discount and beneficial conversion feature. The change in working capital is primarily related to increases in accounts payable, accrued expenses and accrued compensation.

Investing Activities

During the 2015 period, we paid $175,000 toward our acquisition of Powerdyne. We also made a net advance of $284,461 to Global EGD Development as a deposit for a prospective business acquisition. Finally, we made advances to GX-Life and Great Coin totaling $37,683 for the purpose of facilitating the organization of the two companies, which are owned primarily by our CEO and COO/CFO. There was no cash expended for investing purposes in the 2014 period.

Financing Activities

During the 2015 period, we received $3,000,000 from the sale of 6,000,000 shares of common stock, $150,000 from our former CEO for the acquisition of Powerdyne, and $139,885 in connection with the Sky Rover SPA. We repaid $35,831 to a related party and a shareholder and paid $8,489 in deferred financing costs relating to our S-1 offering.

During the 2014 period, we received $40,000 from the issuance of a note payable, $300,000 in connection with the then proposed business combination with Greenome and paid $25,000 to a shareholder to facilitate the Greenome transaction. In addition, we repaid $1,871 to a related party and shareholder.

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

Resignations and Appointments

On August 17, 2015, (i) Lei Pei, our CEO, CFO and Chairman, (ii) Junfei Ren, our Secretary and Director, and (iii) Xiang Ling Yun, a Director, resigned from their respective positions with our Company. Concurrent with the resignations, Ning Liu, who was President of the Company, was appointed to the positions of Chairman and CEO, and Michael R. Dunn, who was the Executive Vice President of Finance, was appointed to the positions of Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer.

In connection with his resignation, Mr. Lei Pei sold 6,000,000 shares of restricted common stock in the Company in a private transaction to a third party purchaser on August 17, 2015, for $0.50 per share. This transaction has been disclosed on Mr. Pei’s Form 4 which was filed with the SEC on August 19, 2015, which is incorporated by reference herein.

ITEM 6.	EXHIBITS

10.1	Resignation Agreement by and between Global Future City Holding Inc. and Lei Pei, dated August 17, 2015, incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015.

10.2	Resignation Agreement by and between Global Future City Holding Inc. and Xiang Ling Yun, incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015.

10.3	Resignation Agreement by and between Global Future City Holding Inc. and Junfei Ren, incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015.

10.4	Share Exchange Agreement by and between GX-Life Global, Inc., GX-Life Global Shareholders, Global Modern Enterprise Limited and Global Future City Holding Inc., dated October 2, 2015, incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 8, 2015.

10.5	Private Stock Purchase Agreement between Exchange Agreement between Future Continental Limited, Discover Future Limited, Global Future Development Limited and the shareholders of Global Modern Enterprise Limited, dated October 2, 2015, incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 8, 2015.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

GLOBAL FUTURE CITY HOLDING INC. (Registrant)

Dated: November 17, 2015
By: /s/ Ning Liu
Its: CEO By: /s/ Michael R. Dunn Its: CFO/COO

