Form 10-K
period 2015-12-31
Global Future City Holding Inc.
filed 2016-04-13
CIK 1164964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant’s telephone number, including area code: (949) 769-3550

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015: $34,121,910

The registrant had 48,617,029 shares of common stock outstanding as of April 13 2016.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements in this Annual Report on Form 10-K, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K.

i

PART I

ITEM 1.          BUSINESS

When used in this report, the terms “Global”, “Company”, “we”, “our or “us” mean, unless the context otherwise indicates, Global Future City Holding Inc. and its subsidiaries.

Corporate History

Our Company was incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. and its wholly-owned subsidiary, WYD Acquisition Corp., a California corporation (the “Merger Sub”), merged with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately held California corporation, whereby the Merger Sub merged with and into WYD. After the merger, WYD continued its corporate existence as a direct, wholly-owned subsidiary of Snocone Systems, Inc. under the laws of the State of California. On April 13, 2005, we changed our name to Who’s Your Daddy, Inc. and, effective June 1, 2010, we changed our name to FITT Highway Products, Inc. Effective October 29, 2013, we merged with F.I.T.T. Energy Products, Inc. (“FITT”) whereby FITT merged into our Company, with our Company being the surviving entity. Effective October 29, 2014 the name of our Company was changed to Global Future City Holding Inc. (the “Company” or “we”) and our trading symbol changed from “FHWY” to “FTCY.”

Acquisitions and Agreements

We entered into the following agreements during 2015 that helped pave and shape our business in its current direction.

Sky Rover Stock Purchase Agreement

On April 17, 2015, we completed the closing of a Stock Purchase Agreement (the “SPA”) with Sky Rover Holdings, Ltd., a corporation formed under the laws of the Republic of Seychelles (“Sky Rover”). Under the SPA, certain unaffiliated parties (collectively, the “Acquiring Shareholders”) cumulatively acquired approximately 87.3% of the outstanding shares of stock of our Company in exchange for our receipt of $400,000 in cash and the contribution of 4,000,000 E-Gold crypto-assets (“EGD”) to our wholly-owned subsidiary, Global Modern Enterprise Limited, a Hong Kong entity (the “EGD Subsidiary”). In connection with the closing of the SPA, Mr. Lei Pei, an officer of Sky Rover, purchased 6,000,000 newly-issued shares of our common stock for $3,000,000 cash in a separate transaction that closed on March 30, 2015, which was meant to provide working capital for our business. Additionally, Mr. Lei Pei, provided the initial down payment of $150,000 for the acquisition of Powerdyne which is described below.

In connection with the share purchase by Sky Rover, we intended to market and deploy the EGD through a reward program (“Rewarded EGD”). In order to ensure compliance with existing securities regulations, on February 10, 2015 we filed a Request for No-Action Relief (the “No-Action Letter”) with the Securities and Exchange Commission (“SEC”) to obtain clarification that the SEC would not recommend enforcement action against our Company and its related subsidiaries regarding our potential use of the EGD. Despite several inquiries, we did not receive a substantive response from the SEC on the No-Action Letter. This led management to elect to rescind the previous contribution of EGD and to focus on the acquisition of GX-Life as described below. As a result, on October 9, 2015, we withdrew the No-Action Letter from consideration by the SEC.

GX-Life Share Exchange Agreement

On October 2, 2015, we completed a Share Exchange Agreement with GX-Life Global, Inc. (“GX-Life”), whereby we spun-off 100% of our ownership interest in the EGD Subsidiary (including the 4,000,000 EGD received under the SPA) in exchange for 100% of the outstanding common stock of GX-Life, a private company owned primarily by our CEO, Ning Liu, and our COO/CFO, Michael Dunn. GX-Life has developed a robust, scalable platform to support direct selling opportunities throughout the world. This platform, coupled with its complement of 25 consumer products to initially be marketed through the direct selling platform, is intended to replace our previous interest in EGD.

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

The GX-Life Transactions effectuated a change in control of our Company, as the former shareholders of GX-Life acquired 21,280,000 shares of our common stock representing an aggregate voting power of 45.9%. Individually, (i) Michael Dunn acquired an additional 24.1% voting power of our common stock, (ii) Ning Liu acquired 2.6% voting power of our common stock, and (iii) Tomoe Masuya acquired an additional 26.65% voting power of our common stock. The former shareholders of GX-Life are all unaffiliated from one another, and none of them have a beneficial interest or hold any ownership interest in each other's entity and disclaim status as a "group" as defined by SEC Rules.

As described above, we had previously intended to market the EGD through a reward program. GX-Life has determined that incorporating a crypto-asset other than EGD into a reward program would be important to its success. As a result, on October 21, 2015, GX-Life entered into a Subscription Agreement with Great Coin, Inc., a Nevada corporation (“Great Coin”), a company co-owned by our CEO and our COO/CFO. Under the Subscription Agreement, we agreed to purchase 5,000,000 “GX Coins”, an open source digital currency that functions as a store of value and a medium of exchange, at a price of $0.50 each for a total subscription price of $2,500,000. In October 2015, we paid Great Coin $350,000 for 700,000 GX Coins under the agreement. However, the purchase was never consummated because the Subscription Agreement was subsequently superseded and replaced by way of our February 17, 2016 Software License and Services Agreement with Great Coin (the “Software License Agreement”) under which Great Coin granted a license for the GX Coins for an upfront license fee of $350,000 which was deemed paid by a payment made in October 2015 for GX Coins and the remaining obligations under the Subscription Agreement were canceled. In connection therewith, Great Coin will be managing a trading platform that will allow for our members to convert status or rewards points into GX Coins and will allow them also to sell GX Coin to other members.

Great Coin is a technology company that is in the process of developing the GX Coin. Initially, seventy-five million (75,000,000) GX Coins will be created with secure, 256-bit encryption. As a digital currency, GX Coin will be tradable on an online platform; the ownership and transfer of which will be recorded on an encrypted, secured distributed ledger system using technology similar to the distributed ledger technology used for trading digital currencies.

Acquisition of Global Future City Regional Center (formerly, Powerdyne Regional Center, LLC) (“Powerdyne”)

On March 26, 2015, we purchased 100% of the membership interests in Powerdyne, an EB-5 Regional Center designated by the U.S. Citizen and Immigration Service (“USCIS”) as eligible to receive immigrant investor capital to promote economic growth, improve regional productivity, create jobs, and increase domestic capital investment. Our investment in Powerdyne allows us to expand our business scope to real estate development as we have plans to raise funding for qualified real estate development projects within the EB-5 vehicle.

The purchase price for Powerdyne was $250,000, of which, $200,000 has been paid as of December 31, 2015. $175,000 of this was contributed by our former CEO Lei Pei. We paid an additional $25,000 on October 1, 2015, and the remaining balance of $50,000 is to be paid in two installments of $25,000 which are due on January 1, 2016, and April 1, 2016 (collectively “Installment Payments”).

As collateral for the timely payment of the Installment Payments, we pledged and granted a security interest in the acquired membership interest of the Regional Center to the seller, until such time all Installment Payments have been made.

The purchase of Powerdyne is considered an asset purchase for accounting purposes based on the guidance of ASC 805 - Business Combinations, as the Regional Center does not have features of a business nor does it have any operations. Through this acquisition, we acquired the right to issue licenses to projects such that the projects will benefit from its regional center approved status.

Form S-1 Registration Statement

On May 8, 2015, we filed a Form S-1 Registration Statement under the Securities Act of 1933 (“S-1”) with the SEC for the initial registration of 10 million shares of our common stock, and on July 6, 2015, the S-1 was declared effective by the SEC. On October 8, 2015, we submitted a Post-Effective Amendment No. 1 to our S-1 incorporating the new information resulting from the GX-Life Transactions and resignation of our former CEO, Lei Pei. The Post-Effective Amendment No. 1 was declared effective by the SEC on October 19, 2015. On December 2, 2015, we submitted a Post-Effective Amendment No. 2 to our S-1 incorporating certain information contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, that was filed with the SEC on November 17, 2015. The Post-Effective Amendment No. 2 was declared effective by the SEC on December 22, 2015. The offering is priced at $3.50 per share. The S-1 has been qualified for sale in California and New York and we are free to sell under the S-1 in those jurisdictions within the United States. Subsequent to December 31, 2015, we arranged for the sale of 1,000,000 shares under the S-1 for a total of $3,500,000. In that regard, we have received $999,975 to date and we are in the process of finalizing the paperwork and remaining funding with respect to the sale.

Previous Business

Historically, we marketed and distributed three two-ounce energy shots, which are F.I.T.T. Energy for Life, F.I.T.T. Energy Extreme, and F.I.T.T. Energy Rx. We have retained the FITT energy drink division, and FITT is still operating as a business while we consider terrestrial and online marketing and distribution strategies for the FITT products. We intend to incorporate the sale of FITT energy drinks, under different names, into GX-Life’s consumer product sales business.

Description of Business

We are a holding company focused in the areas of (i) consumer product sales (through a membership program) and (ii) EB-5 investments. A discussion of each area is further described below:

CONSUMER PRODUCT SALES

We sell high quality consumer products such as personal care, wellness, and quality-of-life products under the brand, “GX-Life” via direct sales to consumers and e-commerce channels on an international basis. We acquired GX-Life, a business which has developed a robust, scalable network marketing platform which utilizes iMatrix’s software to support direct selling opportunities throughout the world. In January 2016, we began selling our products in certain areas of China, Taiwan and North America and selling directly to consumers through an e-commerce retail platform. Our objectives are to enrich the lives of those who use our products as well as enable our members to benefit financially from selling them.

GX-Life is marketing a membership-based program in which a member may purchase an initial complement of 25 consumer products concentrated in the areas of beauty, nutrition, energy, and tea. In the beauty category, GX-Life has developed a line of high-end moisturizers, serums, and creams designed to protect the skin and combat the signs of aging. In the nutrition category, GX-Life offers a range of nutraceutical and diet products, including a multivitamin, probiotic, digestive enzyme, joint reliever, detoxifier, calcium supplement, and organic “superfood” powder. In the energy category, GX-Life offers F.I.T.T. Energy® two-ounce energy shots and one-ounce energy gel packs. In the tea category, GX-Life offers single-serve sachets of six Authentea® organic tea extracts, and three Herbalsoul® herbal tea extracts, in addition to various tea wares.

Below is a list of proprietary products currently being offered by GX-Life:

Category	Description
Beauty	AM Anti-Pollution Cream 30 mL (Airless Pump)
Beauty	Anti-Aging Eye Serum 15 mL (Airless Pump)
Beauty	Anti-Aging Face Serum 30 mL (Airless Pump)
Beauty	PM 72-hour Moisturizer 30 mL (Jar)
Beauty	Whitening/Dark Spot Corrector 30 mL (Airless Pump)
Nutrition	Liver Detox - Silybin 60 CT Softgels (Bottle)
Nutrition	Digestive Enzyme - Enzymax 60 CT Capsules (Blister)
Nutrition	Joint - Hyaloxin 60 CT Coated Caplets (Bottle)
Nutrition	Advanced Weight Loss 60CT Coated Time Release Caplets (Bottle)
Nutrition	Multivitamin - EnergyTon Plus 60 CT Softgels (Bottle)
Nutrition	Probiotic - EnteroPhilus 60 CT Vegetarian Capsules (Blister)
Nutrition	Organic “Superfood” Wild Berry 30 CT 8 g Stick Packs/Rectangular Packets (Box)
Nutrition	Resveratrol Sustain Nutrition Gel 30 CT 30 mL Gel Packs (Box)
Energy	F.I.T.T. Extreme Energy 12 CT 30 mL Gel Packs (Box)
Energy	F.I.T.T. Rx Energy Gel 30 CT 30 mL Gel Packs (Box)
Energy	Sustain 1 oz. Gel Packet (30)
Tea	6 Different Authentea Teas 30 CT 0.6 mL Sachets (Jar)
Tea	3 Herbalsoul Unique Products 30 CT 1.0 mL Sachets (Jar)
Tea	Longquan Celadon Tea Sets and Accessories

GX-Life currently provides its members with the opportunity to purchase all-inclusive travel packages with first-class air transportation and luxury hotel accommodations, and fine art from the Japanese royal collection. GX-Life also intends to expand its business by offering lifestyle products and services which include discounted plastic surgery, medical consultation and tourism packages. GX-Life will provide its members with direct access and information on the medical professionals providing such services for members who wish to purchase this particular service.

More information about GX-Life and the products that we offer can be found on our website at: www.gx-life.com

Marketing and Distribution of Consumer Products

Sponsorship

All new GX-Life members initially enroll in our direct selling programs at a standard level. After being enrolled at a standard level, each member may choose to increase their status to a VIP status level of Gold, Platinum, Diamond, or Jade. Members enrolling within the network may purchase our products solely for their own personal consumption, for resale, or both. Newly enrolled members are assigned into network positions that can be “under” other members, which is referred to as “down-line”. Down-line members can also enroll new members creating additional levels within the structure. We do not pay any commissions for members enrolling new members.

People seeking new opportunities for income can build a network of members and product users. Financial incentives are provided by GX-Life to those who succeed in building their member network. However, members are not required to enroll other members as their down-line member. Members receive product samples, brochures, and other sales materials from GX-Life but members are primarily responsible for enrolling and educating their new down-line members with respect to our products, compensation plan, and how to build a successful membership network. People are often attracted to become members after using our products or after attending introductory seminars. Members are able to purchase products directly from us at wholesale prices via the internet.

Compensation Plans

Under our compensation plan, standard members do not earn sales commissions on their down-line members’ product sales, but can earn a commission on the sale of certain products. VIP members may earn sales commissions on their down-line members’ product sales. VIP members (and standard members for the sale of certain products) are paid weekly commissions in the form of reward points for product sales purchased by a member’s down-line member network across all geographic markets, except China, where our subsidiary maintains an e-commerce retail platform and does not pay any commissions. Our unique compensation plan enables a member located in one country to sponsor other members located in other countries. VIP members also have the exclusive opportunity to earn overriding commissions on the product sales of members up to three levels below them on their trees. Overriding commissions for VIP member’s range from 0.65% to 35% of sales volume depending on status level and position in his/her tree. Commissions are accrued on a daily basis in the form of reward points, which are redeemable for cash (subject to certain limitations), additional products, or GX Coins.

As the member’s business expands or his/her VIP status level increases, the member receives higher commissions payouts from purchases made by their expanding down-line network. To be eligible to receive commissions, a member may be required to make nominal periodic purchases of our products. Commission increases occur when the number of levels of down-line members included within the member’s commissionable group increases and the number of memberships directly below the member increases.

From time to time, we may make modifications and enhancements to our compensation plan to help motivate our members. We may also enter into agreements for business or market development, which may result in additional compensation to specific members. We intend to continue to examine and adjust our member compensation plan to reflect market place competition, demand, and U.S. regulations and foreign jurisdictions. Because of this, we recognize that we may have different compensation plans for different jurisdictions.

GX Coin Rewards

Incorporating the GX Coin into our reward program structure differentiates us from other direct selling companies and is an integral part of our business plan. GX Coin is a form of digital currency that is intended to be traded on an online platform where the price of GX-Coin may fluctuate depending on traditional market forces.

Our members can acquire GX Coins by converting status or reward points into GX Coins. A member can choose their VIP membership status level, ranging from Gold ($1,500), Platinum ($10,000), Diamond ($50,000), or Jade ($250,000) to acquire status points that can then be converted into GX Coins at any time. The member’s VIP status level will remain constant for the following 12 months unless the member elects to convert status points into GX Coins or acquire additional status points. A member may choose any VIP membership status level for each subsequent 12-month period and acquire additional GX Coins corresponding to the status level chosen. Members earn reward points from his/her sales commissions which may be converted into GX Coins. Under the terms of the Software License Agreement, when a member converts his/her status or rewards points into GX Coins, we will record operating income, excluding the conversion fee payable to Great Coin, equal to 80% of the conversion amount, up to $4,000,000 in total conversion amounts, and 50% of the conversion amount thereafter.

Members who acquire GX Coins can (i) keep the GX Coins, (ii) sell the GX Coins for cash by utilizing the trading platform developed by Great Coin, (iii) or use the GX Coins to purchase products offered by GX-Life. A member can utilize Great Coin’s trading platform by signing up for an account by following the easy steps illustrated online. Once a GX Coin account is established, a unique and secure digital wallet that stores GX Coins will be issued. Upon Great Coins’ administrative review and registration approval, the account can be used to start selling (or buying) GX Coins. Great Coin’s highly secure trading platform utilizes an advanced Ethereum blockchain technology that records GX Coin transactions on a 256-bit encrypted and secure ledger that is also used in bank transactions which provides the safest way to store money and GX Coins.

As of March 15, 2016, Great Coin began accepting applications for electronic wallets and anticipates the commencement of operations on its trading platform in May 2016.

More information about Great Coin and its trading platform can be found at: www.gx-coin.com.

Member Support

We are committed to providing a high level of support services tailored to the needs of our members in each marketplace we are serving. We attempt to meet the needs and build the loyalty of members by providing personalized member services through our world-wide strategic partnership with Global Access and a 24/7 client service call center. We also maintain a prompt and easy-to-use product return policy (see “Product Warranties and Returns”). We believe that maximizing a member’s efforts by providing effective member support is the hallmark of our network marketing system that helps members build a profitable business supports our success.

We seek to understand and satisfy the needs of our members through product training meetings, regular conventions, web-based messages, member focus groups, regular telephone conference calls and other personal contacts with members. Our user-friendly websites provide product fulfillment and tracking services that result in timely product distribution that builds members’ reputation and highly rated customer satisfaction.

To help maintain communication with our members, we expect to offer the following support programs:

•	Teleconferences – teleconferences with associate field leadership on various subjects such as technical product discussions, member organization building and management techniques.

•	Internet – we maintain a website at www.gx-life.com. On this website, the user can read company news, learn more about various products, sign up to be a member, place orders, and track the fulfillment and delivery of their orders.

•	Product Literature – a variety of literature to members, including product catalogs, informational brochures, pamphlets and posters for individual products, which are both printed and available online.

•	Broadcast E-mail and Text Messages – announcements will be sent via e-mail and/or text messages to members who opt in to receive this form of communication.

•	Social Media Tools – in some countries we will maintain country-specific social media sites to foster a community environment around our product offering and business opportunity.

Technology and Internet Initiatives

We believe that the internet is important to our business as more consumers communicate online and purchase products over the internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities, and the abilities of our members to take advantage of the internet as most of our sales take place via the internet. We offer a global web page that allows a member to have a personalized replicating website through which he or she can sell products in all of the countries in which we do business. Links to these websites can be found at our main website for members at www.gx-life.com.

Member Ethics Policy

Our member policies and procedures establish the standards by which members conduct GX-Life business in each market. We communicate with members regarding business activities in an attempt to provide our members with a “level playing field” so that one member may not be disadvantaged by the activities of another. We expect the highest level of professional conduct by our members to present products and business opportunities in an ethical and professional manner. Members are expected to become fully educated of our products they sell so that any presentations to customers are consistent with, and limited to, the product claims and representations made in our literature.

Our policies and procedures state that we produce or pre-approve all sales aids used by members such as presentations videotapes, audiotapes, brochures and promotional clothing. Further, members may not use any form of media advertising to promote products unless it is pre-approved by us. Members are not entitled to use our trademarks or other intellectual property without our prior consent.

Our compliance and member services department reviews reports of alleged member misbehavior. If we determine that a member has violated our member policies or procedures, we may terminate the member’s rights completely or take other remedial actions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the membership, fines, withholding commissions, until specified conditions are satisfied or other appropriate injunctive relief. Our members are independent contractors, not employees, and may act independently of us. Further, our members may resign or terminate their membership at any time without notice. See “Item 1A. Risk Factors.”

Government Regulations – Consumer Products

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and other countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes. The laws and regulations in our current markets often:

•	impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and members;

•	require us or our members to obtain a license from, or register with, governmental agencies;

•	impose reporting requirements; and

•	impose requirements upon us, such as requiring members to maintain levels of retail sales to qualify to receive commissions, to ensure that members are being compensated for sales of products and not for recruiting new members.

The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we may be subject from time to time to government reviews, examinations or investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our global compensation plan in the markets impacted by such changes and examinations.

Based on advice of our engaged outside professionals in existing markets, the nature and scope of inquiries from government regulatory authorities and our history of operations in those markets to date, we believe our method of distribution complies in all material respects with the laws and regulations related to direct selling of the countries in which we currently operate.

Selling Activities in China

At the end of 2005, China adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent members. The Chinese government continues to scrutinize the activities of direct selling companies.

However, we do not conduct direct selling in China. Rather, consumers and members purchase our products via our Hong Kong-based website or our e-commerce retail platform in China. We believe that neither our Hong Kong-based website nor our e-commerce platform in China require a direct selling license in China, which we currently do not hold. If we are able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. Increased sales in China that could be derived from obtaining a direct selling license may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers and branch offices. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

The regulatory environment in China is complex, and our operations in China can receive regulatory and potential media attention. Our business continues to be subject to regulations and examinations by municipal and provincial level regulators in China. However, no material changes to our business model have been required so far, and we expect to receive continued guidance and direction as we work with foreign counsel to address our business model and any changes that need to be made to comply with the direct selling regulations.

Regulation of Our Products – United States and Overseas

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities in the United States, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, State Attorneys General, and other state regulatory agencies. In our foreign markets, the products are generally regulated by similar government agencies.

Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter (“OTC”) drug. In the United States, regulation of cosmetics is under the jurisdiction of the FDA. The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.” Among the products included in this definition are skin moisturizers, eye and facial makeup preparations, perfumes, lipsticks, fingernail polishes, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product. Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be inferred from marketing or product claims. The other markets in which we operate have similar regulations.  In China, personal care products are placed into one of two categories, “general” and “drug.” Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies. The product registration process in China for these products can take from nine to more than 18 months or longer.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.

The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  These regulations may require us to either modify a product or refrain from selling the product in a given market. As a result, we must regularly modify the ingredients and/or the levels of ingredients in our products for certain markets.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to the introduction of a new product or limit our uses of certain ingredients altogether. There has been an increased movement in the United States and other markets to expand the regulation of dietary supplements. This could impose additional restrictions or requirements in the future. Because of this increased regulatory focus, our internal review efforts have been enhanced in order to comply with our understanding of current regulations.

FDA regulations require current good manufacturing practices (“cGMP”) for dietary supplements. The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products. The regulations also include requirements for record keeping and handling consumer product complaints. If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.

Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AER’s”), which requires us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of our products.

Most of our major markets also regulate advertising and product claims regarding the efficacy of products. This is particularly true with respect to our dietary supplements because we typically market them as foods or health foods. For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which we operate have not adopted similar legislation, although we may be subject to more restrictive limitations on the claims we can make about our products in these markets.

U.S. Federal Commodities Regulation.

As a result of our business activities surrounding Great Coin and GX Coin, it is possible that our Company and/or any one or more of our affiliates could be subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”), depending on the CFTC’s views of the regulation of crypto-currencies. In such event the trading platform which will be managed by Great Coin may be required to be registered as a “swap execution facility”, as such term is defined by the Commodity Exchange Act, and we and/or one or more of our affiliates may be required to register with the CFTC.

Money Transmitter Laws.

As a result of our business activities surrounding Great Coin and GX Coin, our Company and/or any one or more of our affiliates may have to register with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network, or FinCEN, as a “money services business”, as such term is defined under applicable FinCEN regulations, and obtain state money transmitter (or its equivalent) licenses, as required by the relevant state laws.

Other Regulatory Issues

As a United States entity selling in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing, and custom laws that regulate the flow of funds between our subsidiaries and use for product purchases, management services and contractual obligations, such as the payment of member commissions. As is the case with most companies that operate in our product categories, we might receive inquiries from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.

Product Warranties and Returns – Consumer Products

Our refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. Our return policies typically conform to local laws or the recommendation of the local direct selling association. In most cases, members who timely return unopened product that is in resalable condition may receive a refund. The amount of the refund may be dependent on the country in which the sale occurred, the timeliness of the return, and any applicable re-stocking fee. However, members must notify us about any product returns in writing, and such returns may lead to the member’s termination or a reduction in the member’s status points with our Company. Furthermore, we may alter our return policy in response to special circumstances from time to time.

EB-5 INVESTMENTS

Global Future City Regional LLC is an EB-5 Regional Center approved by the USCIS. As an EB-5 Regional Center, we intend to attract and pool investments from qualified foreign investors for the purpose of job creation within a defined geographic region. Each investor is required to demonstrate that at least 10 new jobs are to be created or saved as a result of the EB-5 investment, which must be a minimum $500,000 if the funds are invested and are at “risk” in certain high-unemployment or rural areas.

As of the filing date of this report, we have initiated the review of projects which may meet the EB-5 requirements but have not yet selected an EB-5 investment project that meets our internal criteria.

Our Industry

We are engaged in the network and direct selling industry, selling wellness, herbal, beauty, lifestyle and home products. More specifically, we are engaged in what is called network marketing. This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, skin-care products, nutrition supplements, energy and tea products, and the intend to increase its healthy life-style consumer products overtime. Generally, direct selling is based upon an organizational structure in which independent members purchasing a company’s products are compensated for sales made directly to consumers.

Our standard members are compensated based on the sale of certain products, while VIP members are compensated based on sales generated by members they have enrolled and all subsequent members enrolled by their “down-line” network of members. The experience of the network and direct selling industry has been that once a sizeable network of members is established, new and alternative products and services can be offered to those members for sale to consumers and additional members.

Competition

The direct selling and/or marketing industry include very diverse companies, with giant multinational corporations as well as smaller, local operators competing amongst each other. Bigger companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Herbalife, Ltd, which have much greater name recognition and financial resources than we do and also have many more members. These companies are publicly traded and therefore serve as informational benchmarks, but we do not overlap with them in terms of marketplace or product range. While many medium and small-sized privately held companies are closer to directly competing with us at this time, we serve the marketplace with MADE IN USA products which we believe are in great demand in the Chinese, Taiwanese and Hong Kong markets. As we grow, we believe we have an advantage of being a wholly-owned subsidiary of a publicly traded company in the United States.

Our ability to compete with other companies depends, in significant part, on our success in attracting and retaining members. There can be no assurance that our programs for attracting and retaining members will be successful. The pool of individuals interested in our business model is limited in each market, and it is further reduced to the extent that other companies successfully attract these individuals into their businesses. Although we believe that we offer an attractive opportunity for our members, there can be no assurance that other companies will not be able to recruit our existing members or deplete the pool of potential members in a given market.

Furthermore, the network and direct selling channel tends to sell products at a higher price compared to traditional retailers, which poses a degree of competitive risk. Once again, our competitive advantage lies in our skin-care, nutrition, and energy product being manufactured to standards required in the United States which commands a higher price particularly in countries that do not have a system similar to the U.S. to apply and monitor manufacturing standards on these products. However, there is no assurance that we would continue to compete effectively against retail stores, internet-based retailers, or other direct sellers.

Moving Forward

Although we plan to expand our reach and operations by using our internal resources, we also intend to utilize external resources as well. For instance, we use (and will continue to use) iMatrix’s software, a company that provides comprehensive software solutions to manage direct sales marketing programs. We also intend to rely on Global Access, a strategic partner that helps us with cross-border e-commerce technology and shipping solutions. We believe that these third party vendors will help expand our operations, but also provide overhead and cost flexibility with their respective service area expertise.

Intellectual Property

We currently own the trademarks to: (i) “F.I.T.T. Energy” (U.S. Registration No. 4240806), (ii) “F.I.T.T. Energy” (U.S. Registration No. 4115809), and (iii) “Throw A F.I.T.T” (U.S. Registration No. 4462991).

Employees

As of the date of this Report, we employ 10 persons, all of whom are full-time.  We retain independent contractors as needed.  Our employees are not represented by a labor union and we believe that our employee relations are satisfactory.

ITEM 1A.       RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR COMPANY, BUSINESS AND INDUSTRY

Risks Related to GX-Life Global

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

We face inventory risk.

We will be exposed to inventory risks that may adversely affect our operating results as a result of seasonality, limitations on shelf-life, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and sizeable inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

We may be subject to product liability claims if people or properties are harmed by the products we sell.

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

Risks Related to our EB-5 Program

The failure of the EB-5 investor to obtain a Visa following the Regional Center investment may cause problems to our business and reputation and open our Company up to litigation.

After investing with our Company’s EB-5 Regional Center, there is the risk that a specific project does not qualify an investor for the EB-5 Visa. The I-829 application may be denied. There are several possible reasons for the denial of the application:

•	The investor’s capital was not fully invested thereby failing to meet the investor’s minimum capital requirements of the EB-5;

•	Material changes were made in the course of the investment which were inconsistent with the job plan submitted with the application;

•	Jobs were not created as outlined in the economic impact analysis or within the period of time outlined in the business plan submitted with the application;

•	Insufficient job creation;

•	Jobs were created outside of a “Targeted Employment Area” as defined in the economic impact analysis; or

•	Other factors related to the history, background or personal situation of the specific investor unrelated to the implementation of our EB-5 program.

Each of the above factors, if not carefully monitored by our Company, could result in the denial of an investor’s EB-5 visa application. The denial exposes us to litigation risks and could have a long-term impact on the viability, reputation and ultimate success of our business.

Certain investment projects operated by our Regional Center could be unsuccessful, go into bankruptcy or fail to become fully operational resulting in a loss of the Investor’s principal which may cause problems to our business and reputation and open us up to litigation.

Even if an investor successfully obtains an EB-5 Visa in this process, there is still investment risk associated with the EB-5 Program. Each investor contributes a significant amount of capital that is deployed by our Company into various real estate and business investments. The inherent risk of an investment of this nature may result in investor’s capital not being returned, either in part or in full. There are several possible reasons for a failure to return investor capital:

•	The Regional Center project files for bankruptcy;

•	The project does not become fully operational thereby failing to generate sufficient return on capital to return principal to investors;

•	The project’s ultimate assets has a much lower market value than principal invested;

•	Insufficient revenue and inability to refinance may result in low capital reserves necessary to repay investors;

•	Competing projects with more experience and capital resources affect the viability of the Regional Center’s project (which is limited to a specific geographic region and thereby unable to relocate away from said competition); or

•	Market trends result in lower market demand for project.

Each of the above factors, if not carefully monitored by our Company, could result in the failure of the Regional Center’s projects. The failure of the investment, as with any business enterprise, exposes us to litigation risks and could have a long-term impact on the viability, reputation and ultimate success of our business.

We are exposed to the risks resulting from real estate ownership, which could increase our costs, reduce our profitability and limit our ability to respond to market conditions.

The EB-5 program’s assets will consist of real property and other qualified investment projects. Our real estate ownership subjects us to additional risks not applicable to our GX-Life business, including:

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

Our EB-5 program will likely hold goodwill, intangible assets and a significant amount of long-lived assets. We evaluate our tangible and intangible assets annually for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s value may not be recoverable. During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may in the future incur impairment charges, which in the future could be material and adversely affect our results of operations and earnings. The resulting decline in our EB-5 business may then have a substantial negative impact on the operating results of our Company as a whole which would likely result in a decrease of our stock price.

General Risks Related to our Company

Our management and certain of our affiliates may have certain conflicts of interest in connection with the management of our business affairs, including, but not limited to, the following:

•	Our management and its affiliates must allocate their time between advising us and managing other investment activities and business activities in which they may be involved.

•	The compensation paid to management will be approved by our board of directors (the “Board”) consistent with the exercise of the requisite standard of care applicable to directors under Nevada law. Such compensation is payable, in most cases, whether or not our stockholders receive distributions and may be based in part on the value of assets acquired and sold with leverage.

•	Regardless of the quality of the assets acquired, the services provided to our Company, or whether we pay distributions to our stockholders, our managers may receive certain compensation or bonuses based on the management, acquisition and disposition of our portfolio companies.

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

Our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying expansion opportunities and arranging any necessary financing. Losing the services of key executives could adversely affect our business until suitable replacements could be found. We do not maintain key person life insurance policies on any of our executives.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We do not own any real property. Our principal executive offices are located at 2 Park Plaza, Suite 400, Irvine, CA 92614 where we are leasing approximately 5,824 square feet of office space. After completion of tenant improvements in January 2016, the lease commenced with a minimum term of 60 months and requires the following minimum annual payments, excluding property taxes and other common area costs: months 1 through 12 - $176,112; months 13 through 24 - $183,804; months 25 through 36 - $192,192; months 37 through 48 - $200,580; and months 49 through 60 - $209,664. As we have out-sourced manufacturing and product fulfillment, including product storage, we consider our leased office space adequate for the operation of our business.

ITEM 3.          LEGAL PROCEEDINGS

We are currently not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings against us.

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

YEAR ENDED DECEMBER 31, 2015

QUARTER ENDED	HIGH	LOW
March 31, 2015	$0.99	$0.20
June 30, 2015	$2.62	$0.69
September 30, 2015	$3.45	$2.48
December 31, 2015	$3.00	$0.90

YEAR ENDED DECEMBER 31, 2014

QUARTER ENDED	HIGH	LOW
March 31, 2014	$1.20	$0.15
June 30, 2014	$0.25	$0.06
September 30, 2014	$1.10	$0.15
December 31, 2014	$1.10	$0.20

The OTCQB is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market, or any national exchange and does not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market, or a national exchange would offer.

Holders of Common Stock

As of December 31, 2015, the approximate number of registered holders of our common stock was 538 (although we believe that the number of beneficial owners of our common stock is substantially greater since a significant number of shares are held in street name). As of December 31, 2015, the number of outstanding shares of our common stock was 47,533,029, and there were no shares of common stock subject to outstanding stock options.

Dividends

No dividends were declared on our common stock in the years ended December 31, 2015, and 2014, and we have no plans to pay dividends in the near future. Our dividend policy is subject to the discretion of our Board and depends upon a number of factors, including operating results, financial condition, and general business conditions. Holders of our common stock are entitled to receive dividends if and when declared by our Board out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality, and overall financial condition. However, at this time, we intend to reinvest earnings, when and if generated, in the continued development and operation of our business.

Equity Compensation Plan Information

On December 30, 2015, we elected to withdraw and terminate our Option Plan for employees, officers, and consultants of our Company. At the time of cancellation, there were no options outstanding, and 13,889 shares were remaining for future issuance. We will re-evaluate the implementation of an option plan in the future in our Board’s discretion.

Sales of Unregistered Securities

On January 20, 2015, we entered into consulting agreements with four (4) consultants, whereby we issued each consultant 50,000 shares of our common stock, for a total of 200,000 shares, for services rendered.

On January 28, 2015, we entered into consulting agreements with a consultant, whereby we issued the consultant 100,000 shares of our common stock for services rendered.

On March 30, 2015, we entered into a subscription agreement with an accredited investor pursuant to which the investor purchased 6,000,000 shares of our common stock for a total purchase of $3,000,000 ($0.50 per share).

On April 17, 2015, the Board approved the issuance of 3,371,351 shares of our common stock in connection with the closing of the Sky Rover SPA, for which we received proceeds of $400,000.

On April 17, 2015, the Board approved the issuance of 10,000 shares of our common stock to a service provider in exchange for $18,470, representing the debt owed to the service provider.

On April 17, 2015, the Board approved the issuance of 123,268 shares of our common stock to a note holder that elected to convert a $55,000 convertible promissory note held in the note holder’s name.

On August 24, 2015, the Board approved the issuance of 15,000 shares of our common stock to a service provider in exchange for $29,995, representing the debt owed to the service provider.

In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales or issuances of securities described or referred to above was registered under the Securities Act. We had or one of our affiliates had a prior business relationship with each person or entity above, and no general solicitation or advertising was used in connection with the sales or issuances. In making the sales or issuances without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 6.          SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Summary of Business

We are a holding company focused in the areas of (i) consumer product sales (through a membership program) and (ii) EB-5 investments.

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

Revenue Recognition

Revenue from product sales are recorded when the products are shipped and title passes to independent members. Net revenues are determined after deducting promotional and other allowances in accordance with ASC 605-50. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members. This is commonly referred to as “F.O.B. Shipping Point.” Amounts received for unshipped product are recorded as deferred revenue. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Actual product returns are recorded as a reduction to revenue. We estimate and accrue a reserve for product returns based on our return policies and historical experience.

Cash receipts for enrollment packages include nonrefundable enrollment fees for all new members and an additional deposit for upgrading to VIP status if a member so chooses. The nonrefundable enrollment fee, is deferred and recognized over the term of the arrangement, generally twelve months. The VIP status upgrade is a deposit which is repayable to a member either in cash, product or convertible into GX Coins. There is no revenue associated with the VIP status upgrade deposit. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal.

Commissions

Members of our direct-selling program primarily earn commissions based on total personal and group sales volume and also based on their VIP status. Members may also earn incentives, which may be both monetary and non-monetary in nature, based on meeting certain qualifications during a designated incentive period. We accrue commissions, including our estimate of costs associated with the incentives, when earned and pay commissions generally within the agree-to timeframe following the end of the applicable sales or incentive period.

In some markets, we pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members.

From time to time, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. From time to time, we may also enter into agreements for business or market development, which may result in additional compensation to specific members.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us beginning January 1, 2018. We are currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued “ASU” No. 2014-15, "Presentation of Financial Statements—Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on our consolidated financial statements.

In April 2015, the FASB issued ASU No.  2015-05 “Intangibles-Goodwill and Other-Internal-Use Software.” The standard amended the existing accounting standards for intangible assets and provides explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The pronouncement is effective for reporting periods beginning after December 15, 2015. We early adopted ASU 2015-05 and applied service contract treatment to the Software License and Service Agreement described in Note 6 to the accompanying consolidated financial statements as we do not have the right to take possession of the software, and thus the contract is deemed a service contract.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU 2015-17 will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early application is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual years, and early application is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

Net Revenues

Net sales were zero for 2015 versus $51,255 for 2014. In 2015, we created the framework for several new lines of business for which we began to see revenues in 2016. Our 2014 revenue represented the clearance sale of a significant part of our remaining inventory at reduced pricing since it was nearing expiration.

Cost of Net Revenues

Cost of net revenues for 2015 was zero while cost of net revenues for 2014 was $45,924 resulting in a gross profit of $5,331. Because of the limited amount of sales during 2014, margins were adversely impacted.

Selling and Marketing Expenses

Selling and marketing expenses were $102,915 and $31,620 in 2015 and 2014, respectively. The increase in these expenses was primarily attributable to $65,000 of stock-based expenses (250,000 common shares) for marketing consulting concerning loyalty points in China which represented the fair value of the services rendered. These shares were issued in anticipation of the Sky Rover SPA.

General and Administrative Expenses

General and administrative expenses for 2015 were $1,036,108 compared to $674,157 for the comparable period in 2014. The 2014 period includes $335,000 in employee compensation and benefits versus $65,000 in 2015. During 2015, our Company’s management was transitioning and no formal employment agreements had been put in place. Therefore minimal compensation and benefits were accrued in connection with services. Our former CEO agreed to forgo any compensation prior to the SPA closing as any salary would be forgiven as part of his separation agreement. Our former controller was paid as a consultant for services rendered at a fraction of a cost compared to his previous full-time salary. Our professional fees (mainly legal) and filing fees were higher in 2015 than 2014 by a total of about $623,000 primarily as a result of costs related to the Sky Rover SPA, our change in management and the redirecting of our business plan away from EGD and toward GX-Life.

Interest Expense

Interest expense in 2015 was $104,799 compared to $159,868 for the same period in 2014. The decrease in interest expense during the 2015 period resulted from lower amortization expense for debt discounts compared to the 2014 period and a reduction in total debt due to various settlement agreements entered into with noteholders.

Gain on Extinguishment of Debt

See Note 15 to the accompanying consolidated financial statements for a detail of the components for this category.

Liquidity and Capital Resources

As of December 31, 2015, our principal source of liquidity is from the receipt of $3,000,000 from Mr. Lei Pei for the sale of 6,000,000 shares of newly issued common stock. The receipt of the $3,000,000 was received on March 30, 2015 to fund our operating costs, operating and marketing of our newly acquired businesses, general corporate purposes, working capital requirements, and expansion plans through the end of 2015. Prior to this stock sale, we funded our operations with proceeds from (i) the Sky Rover SPA, (ii) the issuance of debt instruments and (iii) sales of our common stock. Our principal short-term and long-term liquidity needs have been, and are expected to be, funding operating losses until profitability is achieved and making expenditures for general corporate purposes.

Management continues to seek capital through various sources. On May 8, 2015, we filed a Form S-1 Registration Statement under the Securities Act of 1933 (“S-1”) with the SEC for the initial registration of 10 million shares of our common stock, and on July 6, 2015, the S-1 was declared effective by the SEC. On October 8, 2015, we submitted a Post-Effective Amendment to our S-1 incorporating the new information resulting from the GX-Life Transactions and resignation of our former CEO, Lei Pei. The Post-Effective Amendment was declared effective by the SEC on October 19, 2015. The offering is priced at $3.50 per share. The S-1 has been qualified for sale in California and New York and we are free to sell under the S-1 in those jurisdictions within the United States. Subsequent to December 31, 2015, we arranged for the sale of 1,000,000 shares under the S-1 for a total of $3,500,000. In that regard, we have received $999,975 to date and we are in the process of finalizing the remaining paperwork and funding with respect to the sale.

At December 31, 2015, our cash and cash equivalents were $655,405 and we had negative working capital of approximately $256,000.

In prior years, we issued a number of notes payable and used the proceeds to fund operations. These notes payable were, in most cases, issued along with our common shares or common shares of FITT.

During 2015, we reduced our notes payable by a total of $100,000. $45,000 of the reduction was through a debt write-off and note settlement and the other $55,000 was through the conversion of a convertible note.

We also received $539,885 in connection with the Sky Rover SPA and $150,000 from our former Chief Executive Officer for the acquisition of Powerdyne.

Cash Flows

The following table sets forth our cash flows for the year ended December 31:

	2015	2014
Operating activities
Net income (loss)	$(910,786)	$190,620
Change in non-cash items	(262,456)	(1,030,624)
Change in working capital	(1,147,835)	481,561
Total	(2,321,077)	(358,443)
Investing activities	(449,634)	–
Financing activities	3,270,845	513,129
Total	$500,134	$154,686

Operating Activities

During the 2015 period, non-cash items include gain on extinguishment of debt, shares issued for compensation and services and depreciation. The change in working capital is primarily related to deposits made for inventory and the upfront cost of our service contract with Great Coin.

During the 2014 period, non-cash items include loss on extinguishment of debt, shares issued for compensation and services, depreciation, and amortization of debt discount and beneficial conversion feature. The change in working capital is primarily related to increases in accounts payable, accrued expenses and accrued compensation.

Investing Activities

During the 2015 period, we paid $200,000 toward our acquisition of Powerdyne. We also made capital expenditures of $249,634. There was no cash expended for investing purposes in the 2014 period.

Financing Activities

During the 2015 period, we received $3,000,000 from the sale of 6,000,000 shares of common stock, $150,000 from our former CEO for the acquisition of Powerdyne, $139,885 in connection with the Sky Rover SPA, and $48,293 in finalizing all issues with Lei Pei. We repaid $52,844 to a related party and a shareholder and paid $14,489 in deferred financing costs relating to our S-1 offering.

During the 2014 period, we received $40,000 from the issuance of a note payable, $525,000 in connection with the then proposed business combination with Greenome and paid $50,000 to a shareholder to facilitate the Greenome transaction. In addition, we repaid $1,871 to a related party and shareholder.

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

ITEM 8.          FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Global Future City Holding Inc.

We have audited the accompanying consolidated balance sheets of Global Future City Holding Inc. and subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Future City Holding Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ dbbmckennon
Newport Beach, California
April 13, 2016

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
Assets:	2015	2014
Current assets:
Cash and cash equivalents	$655,405	$155,271
Accounts receivable, net of allowance	–	51,256
Inventories on hand	–	3,426
Inventory deposits	879,504	–
Deferred financing costs	14,489	–
Prepaid expenses	21,411	10,277
Total current assets	1,570,809	220,230
Property and equipment, net	249,325	6,059
Investment in Powerdyne at cost	250,000	–
Service contract- related party	350,000	–
Other assets	19,359	–
Total assets	$2,439,493	$226,289

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$326,700	$505,602
Accrued expenses and deposits	138,677	526,238
Accrued compensation	211,905	1,996,559
Membership deposits and accrued benefits	10,020	–
Deferred revenue	600	–
Notes payable	1,050,000	1,100,000
Advances from related parties	89,359	157,203
Total current liabilities	1,827,261	4,285,602
Total liabilities	1,827,261	4,285,602

Commitments and contingent liabilities

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 47,533,029 and 37,763,410 shares issued and outstanding at December 31, 2015 and 2014, respectively.	47,533	37,763
Additional paid-in capital	6,007,601	435,040
Accumulated deficit	(5,442,902)	(4,532,116)
Total shareholders’ equity (deficit)	612,232	(4,059,313)
Total liabilities and shareholders’ equity (deficit)	$2,439,493	$226,289

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Net revenues	$–	$51,255
Cost of net revenues	–	45,924
Gross profit	–	5,331

Operating expenses:
Selling and marketing (includes stock-based expense of $65,000 and $0 in 2015 and 2014, respectively)	102,915	31,620
General and administrative (includes stock-based expense of $0 and $12,500 in 2015 and 2014, respectively)	1,036,108	674,157
Total operating expenses	1,139,023	705,777
Operating loss	(1,139,023)	(700,446)

Other income (expense):
Interest expense	(104,799)	(159,868)
Interest income	13	–
Gain on extinguishment of debt	333,823	1,051,734
Total other income (expense)	229,037	891,866
Income (loss) before income taxes	(909,986)	191,420
Provision for income taxes	800	800
Net income (loss)	$(910,786)	$190,620

Basic net income (loss) per common share	$(0.02)	$0.01
Diluted net income (loss) per common share	$(0.02)	$0.01

Weighted average number of common shares used in basic per share calculations	45,004,313	37,609,063
Weighted average number of common shares used in diluted per share calculations	45,004,313	38,955,254

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	–	$–	38,018,748	$38,019	$213,876	$(4,722,736)	$(4,470,841)
Stock issued to non-employees for services	–	–	50,000	50	12,450	–	12,500
Stock returned for repayment of advances	–	–	(695,736)	(696)	(26,855)	–	(27,551)
Stock issued for extinguishment of debt	–	–	390,398	390	235,569	–	235,959
Net income	–	–	–	–	–	190,620	190,620
Balance at December 31, 2014	–	–	37,763,410	37,763	435,040	(4,532,116)	(4,059,313)
Sale of common stock	–	–	6,000,000	6,000	2,994,000	–	3,000,000
Stock issued to non-employees for services	–	–	250,000	250	64,750	–	65,000
Stock issued for extinguishment of debt	–	–	25,000	25	47,075	–	47,100
Stock issued for conversion of debt	–	–	123,268	123	58,156	–	58,279
Stock issued in connection with Stock Purchase Agreement	–	–	3,371,351	3,372	396,628	–	400,000
Forgiven accrued compensation by officer and employee	–	–	–	–	1,673,774	–	1,673,774
Other capital contributions	–	–	–	–	355,425	–	355,425
Net liabilities assumed in acquisition	–	–	–	–	(17,247)	–	(17,247)
Net loss	–	–	–	–	–	(910,786)	(910,786)
Balance at December 31, 2015	–	$–	47,533,029	$47,533	$6,007,601	$(5,442,902)	$612,232

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(910,786)	$190,620
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) on extinguishment of debt	(333,823)	(1,051,734)
Common stock issued for services and compensation	65,000	12,500
Depreciation	6,367	6,110
Amortization of debt discount/debt accretion	–	2,500
Changes in operating assets and liabilities:
Accounts receivable	51,256	(51,256)
Inventory and inventory deposits	(876,078)	49,070
Prepaid expenses	(11,133)	(6,045)
Service contract - related party	(350,000)	–
Other assets	(19,359)	–
Accounts payable	77,298	86,360
Accrued expenses	26,441	147,148
Accrued compensation	(56,880)	256,284
Membership deposits and accrued benefits	10,020	–
Deferred income	600	–
Net cash used in operating activities	(2,321,077)	(358,443)

Cash flows from investing activities:
Capital expenditures	(249,634)	–
Acquisition of Powerdyne EB-5 license	(200,000)	–
Net cash used in investing activities	(449,634)	–

Cash flows from financing activities:
Sale of common stock	3,000,000	–
Proceeds from capital contribution for acquisition of Powerdyne	150,000	–
Proceeds from capital contributions	188,178	–
Cash paid for deferred financing costs	(14,489)	–
Repayments to a related party	(52,844)	(1,871)
Proceeds from issuance of notes payable	–	40,000
Proceeds from deposit on proposed business combination	–	525,000
Payment to shareholder to facilitate proposed business combination	–	(50,000)
Net cash provided by financing activities	3,270,845	513,129

Net increase (decrease) in cash and cash equivalents	500,134	154,686

Cash and cash equivalents at beginning of year	155,271	585
Cash and cash equivalents at end of year	$655,405	$155,271

Supplemental disclosure of cash flow information:
Cash paid for interest	$437	$562
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Repayment of accounts payable and advances with common stock	$47,075	$27,551
Conversion of notes payable and accrued interest	$58,279	$70,479
Discount on convertible notes payable	$–	$2,500
Forgiven accrued compensation	$1,673,774	$–
Investment in Powerdyne with note payable	$250,000	$–
Net liabilities assumed in GX-Life acquisition	$17,247	$–

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Business and Nature of Operations

Corporate History

Our Company was incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. and its wholly-owned subsidiary, WYD Acquisition Corp., a California corporation (the “Merger Sub”), merged with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately held California corporation, whereby the Merger Sub merged with and into WYD. After the merger, WYD continued its corporate existence as a direct, wholly-owned subsidiary of Snocone Systems, Inc. under the laws of the State of California. On April 13, 2005, we changed our name to Who’s Your Daddy, Inc. and, effective June 1, 2010, we changed our name to FITT Highway Products, Inc. Effective October 29, 2013, we merged with F.I.T.T. Energy Products, Inc. (“FITT”) whereby FITT merged into our Company, with our Company being the surviving entity. Effective October 29, 2014 the name of our Company was changed to Global Future City Holding Inc. and our trading symbol changed from “FHWY” to “FTCY.”

Description of Business and Nature of Operations

We are a holding company focused in the areas of consumer product sales (through a membership program) and EB-5 investments.

With respect to consumer product sales, we entered this market space through our October 2015 acquisition of GX-Life Global, Inc. (“GX-Life”). See Note 3. Through GX-Life, we sell high quality consumer products such as personal care, wellness, and quality-of-life products under the brand, “GX-Life”, via direct sales to consumers and e-commerce channels. GX-Life is a business which has developed a robust, scalable network marketing platform that utilizes iMatrix’s software to support direct selling opportunities throughout the world. During the three months ended March 31, 2016, we have received approximately $1,770,000 from new members enrolled in our GX-Life direct-selling membership program.

Our direct-selling program includes a reward program featuring a digital currency (the “GX Coin”) we access through an agreement with Great Coin, Inc. (“Great Coin”). See Note 6.

GX-Life, prior to our acquisition, was primarily owned by our CEO, Ning Liu, and our COO/CFO, Michael Dunn. Great Coin is currently owned by the same two individuals.

In 2015, we purchased 100% of the membership interests in Powerdyne, an EB-5 Regional Center approved by the USCIS. See Note 3. As an EB-5 Regional Center, we intend to attract and pool investments from qualified foreign investors for the purpose of job creation within a defined geographic region. To date, we have not yet been involved with any EB-5 investment projects, but we are actively pursuing several opportunities. Due to the size, scope and complexity of these projects, we expect that it will take significant time for their vetting, funding and completion.

We will continue to market and sell our previous product line, the F.I.T.T. brand of energy drinks, as part of our direct-selling business.

Changes in Ownership

Sky Rover Stock Purchase Agreement

On April 17, 2015, our Company and Sky Rover Holdings, Ltd., a corporation formed under the laws of the Republic of Seychelles (“Sky Rover”) completed the closing of a Stock Purchase Agreement (the “SPA”) whereby certain unaffiliated parties that contributed cash, E-Gold coin (“EGD”) crypto-assets, and other consideration to complete the SPA (including the shares issued to Mr. Lei Pei as described below) (collectively, the “Acquiring Shareholders”) cumulatively acquired approximately 87.3% of the outstanding shares of stock of our Company in exchange for our receipt of $400,000 in cash and the contribution of 4,000,000 EGD to our wholly-owned subsidiary, Global Modern Enterprise Limited, a Hong Kong entity (the “EGD Subsidiary”). Additionally, Sky Rover’s officer, Mr. Lei Pei, provided the initial down payment for the purchase of Powerdyne.

In connection with the closing of the SPA, Mr. Lei Pei purchased 6,000,000 newly-issued shares of our common stock for $3,000,000 in cash in a separate transaction that closed on March 30, 2015, which was meant to provide working capital for our anticipated expansion programs. On August 17, 2015, Mr. Pei, resigned from our Company as its Chief Executive Officer, Chief Financial Officer and Chairman.

In connection with the share purchase by Sky Rover, we intended to market and deploy the EGD through a reward program (“Rewarded EGD”). EGD is a crypto-asset rather than digital currency because unlike digital currency, users cannot purchase goods or services with EGD or use EGD as a medium of exchange. In order to ensure compliance with existing securities regulations, on February 10, 2015 we filed a Request for No-Action Relief (the “No-Action Letter”) with the Securities and Exchange Commission (“SEC”) to obtain clarification that the SEC will not recommend enforcement action against our Company and its related subsidiaries regarding our use of the EGD. Despite several inquiries made by our Company, we did not receive a substantive response from the SEC on the No-Action Letter. This led management to elect to rescind the previous contribution of EGD and to focus on the acquisition of GX-Life as described below. As a result, on October 9, 2015, we withdrew the No-Action Letter from consideration by the SEC.

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

The GX-Life Transactions effectuated a change in control of our Company, as the former shareholders of GX-Life, including Michael Dunn, Ning Liu and Tomoe Masuya, acquired 21,280,000 shares of our common stock representing an aggregate voting power of 45.9%.

Form S-1 Registration Statement

On May 8, 2015, we filed a Form S-1 Registration Statement under the Securities Act of 1933 (“S-1”) with the SEC for the initial registration of 10 million shares of our common stock, and the S-1 has been declared effective by the SEC. The offering is priced at $3.50 per share. Subsequent to December 31, 2015, we arranged for the sale of 1,000,000 shares under the S-1 for a total of $3,500,000. In that regard, we have received $999,975 to date and we are in the process of finalizing the remaining paperwork and funding with respect to the sale.

Management Plans

During 2015, our Company entered into various corporate transactions and started setting up our direct selling program.  As such, no revenues were derived in 2015 and the Company’s annual expenditures are greater than cash reserves at year end.  Such conditions raise substantial doubt about our ability to continue as a going concern.  In 2016 we have started generating revenues and have received substantial direct selling program membership deposits which help fund operations.  In addition, through the date of issuance, we have raised approximately $3.5M through the sale of our common shares, approximately $1.0 million of which has been received as described above.  Accordingly, based on anticipated future expenditures, cash on hand at year end, and receipts subsequent to year end, we believe any substantial doubt about our ability to continue as a going concern has been alleviated.

2.              Significant Accounting Policies

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present our financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing our consolidated financial statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Future City Holding Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our significant estimates relate to revenue recognition, inventory valuation, reserves for right of return on revenues, impairment of long-lived assets, and the valuation of stock compensation and awards.

Concentrations of Credit Risks

We will invest any cash balances we may have through high-credit quality financial institutions. From time to time, we may maintain bank account levels in excess of FDIC insurance limits.  If the financial institution in which we have our accounts has financial difficulties, any cash balances in excess of the FDIC limits could be at risk.

Accounts receivable at December 31, 2014 was from one customer. There was no accounts receivable at December 31, 2015.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining if collection of required payments is reasonably assured: customer credit-worthiness, past transaction history with the customer, and current economic industry trends. As of December 31, 2015 and 2014, there were no allowances for doubtful accounts.

Inventories

Inventories are valued at the lower of first-in, first-out, cost or market value (net realizable value). We regularly review our inventory quantities on hand and record a provision for excess and slow moving inventory based primarily on our estimated forecast of product demand and related product expiration dates.

Deferred Financing Costs

The costs incurred in connection with the Form S-1 Registration Statement will be netted against the proceeds we expect to receive in connection therewith.

Property and Equipment, net

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

Internal Use Software

We incur software development costs to develop software programs to be used solely to meet our internal needs and cloud-based applications used to deliver our services. In accordance with ASC 350-40, Internal-Use Software, we capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

Impairment of Long-Lived Assets

We review our long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. Under that directive, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Such group is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There were no impairments during the years ended December 31, 2015 and 2014.

Fair Value of Financial Instruments

We follow the guidance of ASC 820 – Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our financial instruments consisted primarily of (level 1) accounts payable, accrued expenses and deposits, accrued compensation, membership deposits and accrued benefits, deferred revenue and notes payable. The carrying amounts of our financial instruments generally approximate their fair values due to the short term nature of these instruments.

As of December 31, 2015 and 2014, we did not have any level 2 or 3 assets or liabilities.

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

Revenue Recognition

Revenue from product sales are recorded when the products are shipped and title passes to independent members. Net revenues are determined after deducting promotional and other allowances in accordance with ASC 605-50. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members. This is commonly referred to as “F.O.B. Shipping Point.” Amounts received for unshipped product are recorded as deferred revenue. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. We estimate and accrue a reserve for product returns based on our return policies and historical experience, with the expense recorded as a reduction to revenue.

Cash receipts for enrollment packages include nonrefundable enrollment fees for all new members and an additional deposit for upgrading to VIP status if a member so chooses. The nonrefundable enrollment fee, is deferred and recognized over the term of the arrangement, generally twelve months. The VIP status upgrade is a deposit which is repayable to a member either in cash, product or convertible into GX Coins. There is no revenue associated with the VIP status upgrade deposit. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal.

Shipping and Handling

Shipping and handling costs are recorded as a cost of net revenue and are expensed as incurred.

Commissions

Members of our direct-selling program primarily earn commissions based on total personal and group sales volume and also based on their VIP status. Members may also earn incentives, which may be both monetary and non-monetary in nature, based on meeting certain qualifications during a designated incentive period. We accrue commissions, including our estimate of costs associated with the incentives, when earned and pay commissions generally within the agree-to timeframe following the end of the applicable sales or incentive period.

In some markets, we pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members.

From time to time, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. From time to time, we may also enter into agreements for business or market development, which may result in additional compensation to specific members.

Net Income (Loss) per Share

We present basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At December 31, 2015 and 2014, we had no outstanding options or warrants to purchase any of our common shares, respectively. As of December 31, 2014, we had certain debt with conversion features, which was convertible into approximately 1,346,191 shares of common stock. We added these dilutive shares to the denominator and added back approximately $18,000 of related interest in the numerator for weighted average diluted earnings per share. As of December 31, 2015, we had convertible debt; however, the effects of the convertible debt would have been anti-dilutive due to loss in the period.

Stock-Based Compensation

We account for our stock-based compensation in accordance with ASC 718 – Stock Compensation. We account for all stock-based compensation using a fair-value method on the grant date and recognize the fair value of each award as an expense over the requisite vesting period.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”.Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us beginning January 1, 2018. We are currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software.” The standard amended the existing accounting standards for intangible assets and provides explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The pronouncement is effective for reporting periods beginning after December 15, 2015. We early adopted ASU 2015-05 and applied service contract treatment to the Software License and Service Agreement (Note 6) as we do not have the right to take possession of the software, and thus the contract is deemed a service contract.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU 2015-17 will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early application is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual years, and early application is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

3.              Acquisitions

Sky Rover Stock Purchase

On September 19, 2014, we entered into the “Sky Rover SPA. At closing, Sky Rover was to acquire 30,400,000 shares (the “Shares”) of our common stock which was to equal approximately 80% of the then outstanding shares of common stock of our Company. In consideration of the Shares, Sky Rover was to pay to us a total $400,000.

On February 17, 2015, we amended the terms of the Sky Rover SPA (the “Amended SPA”). According to the terms of the Amended SPA, Sky Rover agreed to deposit 4,000,000 EGD into the EGD subsidiary.

On April 17, 2015, our Company and Sky Rover completed the closing of the Sky Rover SPA. As a result, Sky Rover’s designees received 33,240,000 shares of our common stock of which 3,371,351 were newly issued and 29,868,649 were conveyed by certain affiliated and unaffiliated existing shareholders to complete the transaction. Prior to the closing, Sky Rover advanced $539,885, consisting of the $400,000 purchase price and $139,885 towards reimbursement of certain corporate costs.

The acquisition of the EGD is considered an asset purchase for accounting purposes based on the guidance of ASC 805 - Business Combinations. We recorded the value of the EGD as of the date of acquisition at $0 as its value was highly uncertain due to various restrictions on its use and our ability to exploit any value.

GX-Life

On October 2, 2015, we completed a Share Exchange Agreement with GX-Life, whereby we spun-off 100% of our ownership interest in the EGD Subsidiary (including 4,000,000 EGD), which we had valued at $0, in exchange for 100% of the outstanding common stock of GX-Life. In accordance with ASC 805, we have included the financial results of GX-Life in our consolidated financial statements as of the date of acquisition. The assets and liabilities of GX-Life assumed on the acquisition date were recorded at fair value, which approximated the carrying value, and are included in the consolidated financial information post-merger. Following is a summary of the assets and liabilities assumed as of the acquisition date:

Assets:
Cash	$100
Deposits for inventory	491,988
Other deposits	5,700
Total assets	497,788

Liabilities:
Accounts payable	19,298
Due to related parties	495,737
Total liabilities	515,035
Net liabilities assumed	$17,247

Following is pro-forma revenue and earnings information for the year ended December 31, 2015 assuming both our Company and GX-Life had been combined as of September 1, 2015, the date of formation of GX-Life. Amounts are unaudited:

Net revenue	$0

Net loss	(928,033)

Acquisition of Powerdyne

In March 2015, we acquired 100% of the membership interests in Powerdyne, an EB-5 Regional Center. We plan to raise funding for real estate development projects through the EB-5 Regional Center, a vehicle designated by the USCIS as eligible to receive immigrant investor capital to promote economic growth, improve regional productivity, create jobs, and increase domestic capital investment.

The purchase price was $250,000, of which $150,000 was contributed by our former CEO Lei Pei. We paid an additional $50,000 and the remaining installments of $25,000 each are due on January 1, 2016 and April 1, 2016 (collectively “Installment Payments”).

As collateral for the timely payment of the Installment Payments, we pledged and granted a security interest in the acquired membership interest of Powerdyne to the seller, until such time all Installment Payments have been made.

The purchase of Powerdyne is considered an asset purchase for accounting purposes based on the guidance of ASC 805 - Business Combinations, as Powerdyne does not have features of a business nor does it have any operations. Through the Powerdyne acquisition, we acquired the right to issue licenses to projects such that the projects will benefit from its regional center approved status.

We have included the capitalized amount as a separate line item in the accompanying consolidated balance sheet as of December 31, 2015.

4.              Inventories

Inventories on hand at December 31, 2014 consist of finished goods from our previous F.I.T.T. brand energy shots. Deposits for inventories at December 31, 2015 are down payments for products of our new direct-selling business which were shipped to us in the first quarter of 2016.

5.              Property and Equipment, net

Property and equipment, net consist of the following at December 31:

	2015	2014
Furniture	$103,515	$6,536
Computers	10,001	11,091
Software	62,610	16,894
Leasehold improvements	80,638	—
	256,764	34,521
Less accumulated depreciation	(7,439)	(28,462)
	$249,325	$6,059

Property and equipment, net amounts shown above include $244,179 in items not placed into service until 2016, primarily as a result of our move into our current office facility. Depreciation expense was $6,367 and $6,110 for the years ended December 31, 2015 and 2014, respectively.

6.              Software License and Services Agreement

As described in Note 1 under the caption Sky Rover Stock Purchase Agreement, we had previously intended to market the EGD through a reward program. GX-Life has determined that incorporating a crypto-asset other than EGD into a reward program would be important to its success. As a result, on October 21, 2015, GX-Life entered into a $2.5 million Subscription Agreement with Great Coin under which it made an initial purchase of 700,000 GX Coins for $350,000. However, the purchase was never consummated because the Subscription Agreement was subsequently superseded and replaced by way of a February 17, 2016 Software License and Services Agreement with Great Coin (the “Software License Agreement”) under which Great Coin granted a license for the GX Coins for an upfront license fee of $350,000 which was deemed paid by the payment made in October 2015 and the remaining obligations under the Subscription Agreement were canceled. The agreement was accounted for under newly adopted ASU 2015-05 as documented in Note 2. The GX Coins are a digital currency, a form of crypto-asset, which we are incorporating into a reward program for our consumer products sales programs.

Under the Software License Agreement, which has a term of 10 years, members of our consumer product sales programs may elect to convert status or rewards points into GX Coins at agreed-to conversion rates. When a member converts status or reward points, we will record revenues, excluding the conversion fee payable to Great Coin, equal to 80% of the conversion amount, up to $4,000,000 in total conversion amounts, and 50% of the conversion amount thereafter.

We have classified the $350,000 as a separate line item in our consolidated balance sheet and it will be amortized on a straight-line basis over the expected period of benefit.

7.               Accrued Expenses

Accrued expenses consist of the following at December 31:

	2015	2014
Accrued interest	$126,512	$38,773
Accrued royalties and commissions	11,366	11,666
Deposit on proposed business combination	–	475,000
Other	799	799
	$138,677	$526,238

During the fourth quarter of 2014, we reached settlement agreements with most all of our noteholders and we restructured their notes. The settlements included an agreement by the noteholders to forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of each settlement agreement. See Note 11 for further information.

During 2014, we first entered into agreements with Greenome, then with Sky Rover under which we agreed to sell 80% of our outstanding common stock. As part of the agreements, we received deposits from Greenome and Sky Rover to be used to mitigate debt, to acquire common stock from a major shareholder on their behalf, and to continue our operations. See Notes 3 and 16 for further information with respect to these agreements.

8.               Accrued Compensation

Accrued compensation consists of the following at December 31:

	2015	2014
Accrued officer’s compensation – former CEO	$–	$1,053,187
Accrued other compensation – employee	–	441,462
Accrued payroll taxes – delinquent	211,905	316,044
Accrued payroll taxes on accrued payroll (not yet due)	–	185,866
	$211,905	$1,996,559

In prior years, we made minimal payments to our employees and accrued most of their compensation. In addition, we have delinquent Federal and State payroll taxes incurred mainly under previous management. In 2015 we made payments of $52,597 against the Federal obligation. Additionally, based on an accounting received from the Internal Revenue Service (“IRS”), we determined that our accrual for past-due Federal payroll taxes was overstated due to collections made, which were unknown to us, from other responsible parties along with lower than estimated interest and penalties. As a result, at December 31, 2015, we reduced our liability by $60,000, with $6,000 reducing interest expense accrued during 2015 and $54,000 recorded as a gain on extinguishment of debt. In January 2016, we received approval from the IRS for a 4-year payment plan to repay this obligation with the first payment scheduled for April 2016. While it is possible that the other responsible parties from whom the IRS made collections of approximately $20,000 could request reimbursement from our Company, we believe that possibility is unlikely and have recorded no liability for such an event.

In 2014, in order to facilitate the investment by Sky Rover discussed in Note 1, we entered into settlement agreements with our former CEO and Controller under which they agreed to forgive all accrued but unpaid salary once all closing conditions of the Sky Rover SPA had been met. During the three months ended March 31, 2015, when all closing conditions of the Sky Rover SPA became effective, our former Chief Executive Officer and former Controller forgave all accrued compensation owed to them in accordance with settlement agreements which, along with the related accrued payroll taxes, totaled $1,673,774. This amount has been recorded as contributed capital in the accompanying consolidated financial statements due to the related party nature of the transaction.

In 2013, we merged with a private company whose CEO was our former CEO. Prior to the merger, the private company had made advances to our former CEO, either personally or to a company he owns, of $691,805, including annual interest of 6%. During the fourth quarter of 2013, our CEO repaid the advances through an agreement to surrender 668,386 shares of common stock of our post-merged company which were beneficially owned by him as part of the Merger. The shares were valued at approximately $1.04, the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares. While the advances were formally relieved in fiscal 2013, the shares were surrendered during the first quarter 2014.

Effective January 14, 2014 an employee repaid certain advances made to him in 2013 in the amount of $27,551 through an agreement to surrender 27,350 shares of common stock of our post-merged company which were beneficially owned by him. The shares were valued at the volume weighted adjusted price of the common stock for the 20 trading days prior to his agreement to surrender the shares.

9.               Membership Deposits and Accrued Benefits

Newly enrolled members in our direct-selling program may elect to increase their status to one of four VIP levels by providing us a cash deposit which is refundable at the end of one year. The deposit accrues reward points at the rate of 0.001 point per day per dollar of deposit, which is equivalent to an effective annual rate of 36.5%. A member’s deposited funds, plus any accrued reward points, are redeemable for cash, additional Company products, or GX Coins. At December 31, 2015, one member had made a $10,000 VIP deposit.

10.              Notes Payable

Notes payable consists of the following at December 31:

	2015	2014
Acquisition note - Powerdyne	$50,000	$–
Convertible promissory notes – debt acquisition	100,000	100,000
Notes payable – original bridge	120,000	120,000
Notes payable – bridge loan #1	355,000	355,000
Notes payable – bridge loan #2	175,000	200,000
Notes payable – bridge loan #3	250,000	250,000
Convertible promissory note – Asher/Goldenrise	–	55,000
Convertible promissory notes – service agreement	–	20,000
Subtotal	1,050,000	1,100,000
Less current portion	(1,050,000)	(1,100,000)
Long-term portion	$–	$–

Notes Payable Settlement Agreements

During the fourth quarter of 2014 and the first quarter of 2015, we reached settlements with most of our noteholders to restructure their notes (“Settlement Agreements”). In the restructuring of the notes payable, which was one of our Company’s conditions for closing of the Sky Rover SPA, our noteholders agreed to a) forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of each settlement agreement, b) a new interest rate of 10% per annum, c) a new maturity date of August 1, 2015, and d) a Company option to convert into free-trading shares of our common stock at any time the common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing of the Sky Rover SPA. Certain noteholders also agreed to relinquish to Sky Rover shares of their common stock they received with their original notes, contingent upon the Sky Rover SPA closing which occurred on April 17, 2015. In addition, holders of the restructured convertible promissory notes also agreed to forgo any additional principal (over and above the original principal) payable under their notes. As a result of these settlements, we recorded gains on extinguishment of debt totaling $952,400 in 2014 and $35,403 in 2015.

Acquisition Note – Powerdyne

In connection with our acquisition of Powerdyne (see Note 3), we are required to make the following remaining Installment Payments of $25,000 due January 1, 2016, and April 1, 2016. As collateral for the timely payment of the Installment Payments, we pledged and granted a security interest in the acquired membership interest of Powerdyne to the seller, until such time all Installment Payments have been made. Subsequent to December 31, 2015, the remaining Installment Payments were made.

Convertible Promissory Notes – Debt Acquisition

During the first quarter of 2013 we entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). Under the Debt Agreements, we issued convertible promissory notes totaling $150,000, $50,000 of which was subsequently converted to equity. Prior to the Settlement Agreements discussed above, the notes bore interest at 10% per annum and were repayable at two times the principal amount of the notes. Repayment was to be made by conversion into shares of our common stock based on a 20-day volume weighted average price with the minimum conversion price based on a market valuation $10 million and the maximum is based on a market valuation of $20 million. The due date by which the Debt Funders were to convert the notes was December 31, 2013, but such conversion was never made. In December 2014, we entered into Settlement Agreements with the holders of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements. Accordingly, these notes are no longer convertible at the option of the holder.

Note Payable – Original Bridge

These notes had an original face value totaling $245,000. Prior to the Settlement Agreements discussed above, they bore interest from 10% to 12% per annum and were repayable from a pool of 10% of gross proceeds from the sales of certain F.I.T.T. energy drink products. In December 2013, a noteholder converted $75,000 of this debt to equity. In 2014, we facilitated a share purchase agreement between Greenome Development Group, Inc. (“Greenome”) and a significant shareholder. Per the terms of the agreement, we were relieved of $50,000 in debt from the shareholder. No payments have been made to date on these notes. In December 2014, we entered into Settlement Agreements with the holders of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #1

In 2010, we initiated an offering to issue up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of our common stock for every dollar invested. In connection with this offering, we issued notes with face value totaling $580,000. During the three-month periods ended December 31, 2013 and March 31, 2014, respectively, the noteholders converted $175,000 and $50,000 into shares of common stock. The notes were repayable 12 months from the date of issue and repayment was to come from a pool of 10% of cash receipts from the sales of certain F.I.T.T. energy drink products. No payments have been made to date on these notes. In December 2014, we entered into Settlement Agreements with the holders of $345,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #2

In November 2011, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default) and 5.5 shares of our common stock for every dollar invested with repayment to be made at two times the principal amount of the notes. The notes matured at various dates, all of which were within twelve months of the respective date of issuance. In connection with this offering, we issued notes with principal amounts totaling $255,000 (repayment amounts totaling $510,000). The additional principal of $255,000 was accreted over the respective term of each of the notes. We also recorded an initial discount on the notes of $11,275 based on the estimated fair market value of our common shares on the date of issuance. As of December 31, 2014, there was no remaining unamortized discount. During the three-month period ended December 31, 2013, $80,000 in principal amounts ($160,000 in repayment amounts) were converted to equity. Prior to the Settlement Agreements discussed above, in the event we filed a registration statement with the SEC and it was declared effective, we had the option to repay the original principal plus accrued interest in shares of its common stock calculated at the offering price within the registration. No payments have been made to date on these notes payable. We entered into Settlement Agreements in the fourth quarter of 2014 with holders of $150,000 face value of these notes, and in the first quarter of 2015 with holders of $25,000 face value of these notes, all with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #3

In December 2012, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default). During the second quarter of 2013, we issued a note with face value totaling $250,000 in connection with the offering and received proceeds of $225,000. We recorded an initial discount of $25,000 on this note which was amortized through June 30, 2013, the effective maturity date of the note. The additional principal of $250,000 was accreted through the effective maturity date of June 30, 2013. Prior to the Settlement Agreements discussed above, the note was repayable at two times the principal amount of the note (repayment amount of $500,000) and matured June 30, 2013. Our Company had the option to repay the note in cash, shares of common stock of the merged entity, or a combination of cash and shares of common stock. Any portion of payment made in shares of our common stock was to be valued at the 20-day volume weighted adjusted market price of the stock of the merged entity. No payments have been made to date on these notes payable. In the fourth quarter of 2014, we entered into Settlement Agreements with the holder of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements, with the exception that the modified note does not contain a conversion option.

Convertible Promissory Note – Asher/Goldenrise

On January 6, 2014, we issued a convertible promissory note to Asher Enterprises, Inc. (“Asher”) in the amount of $42,500. The note bore interest at 8% per annum and matured on October 8, 2014. Any amount of principal or interest which was not paid by the maturity date would bear interest at 22% per annum from the maturity date. The note was convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 58% of the market price of the common stock. The note included a ratchet provision, which adjusted the conversion price in the event of a capital raise at a lower amount per share than the conversion price. We recorded an initial discount of $2,500 which was through October 8, 2014, the maturity date, and accelerated the amortization as a result of the note assumption by Goldenrise Development, Inc. (“Goldenrise”) described below. During the years ended December 31, 2015 and 2014, $0 and $2,500, respectively was amortized to expense.

On July 15, 2014, we entered into an Assignment Agreement with Asher and Goldenrise under which Asher agreed to assign the note to Goldenrise for consideration of $55,000. Also effective on July 15, 2014 and subsequent to the assignment, we amended the note to revise the principal amount to $55,000 and to modify the conversion feature so that the conversion price cannot be lower than $0.15 per share. The amendment also eliminated the note’s ratchet provision. As such, derivative accounting does not apply under the new terms. In connection with this transaction, we recorded a loss on extinguishment of debt of $9,948.

Convertible Promissory Notes – Service Agreement

During the first quarter of 2013, we became obligated to issue convertible promissory notes totaling $20,000 to a company under a Service Agreement. The notes bear no interest and were to be repayable through a conversion into shares of our common stock. We have now determined that the service provider has not performed any services under the agreement and allowed for adequate time for the service provider to make good on their service obligation. Therefore, management believes the obligation is invalid. As a result, in 2015 we eliminated the note and recorded a gain on extinguishment of debt of $20,000.

Debt Conversions

In April 2015, Goldenrise converted its convertible promissory note into 123,268 shares of common stock in accordance with the terms of the note.

11.              Advances from Related Parties

Advances from related parties consist of the following at December 31:

	2015	2014
Advances from our CFO (former CEO)	$89,359	$142,203
Advances from Shareholder	–	15,000
	$89,359	$157,203

12.              Commitments and Contingencies

On October 16, 2015, we entered into a lease agreement for 5,824 square feet of office space in Irvine, California. The lease has a minimum term of 60 months with monthly rents escalating from $14,676 in year one to $17,472 in year five. Tenant improvements made by the landlord were completed at the end of January 2016, at which time we moved into the space and our lease commenced. Annual rent expense for the years ended December 31, 2015 and 2014 was $33,335 and $22,109, respectively.

Future minimum lease obligations as of December 31, 2015 are as follows:

2016	$161,436
2017	183,163
2018	191,493
2019	199,881
2020	208,907
Thereafter	17,472
Total minimum lease obligations	$962,352

13.              Capital Stock

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. Prior to the closing of the SPA with Sky Rover, Mr. Lei Pei purchased 6,000,000 newly-issued shares of our common stock for $3,000,000 in cash in a separate transaction that closed on March 30, 2015.

Effective April 17, 2015 in connection with the closing of the Sky Rover SPA, Sky Rover's designees received 33,240,000 shares of our common stock of which 3,371,351 were newly issued and 29,868,649 were conveyed by certain affiliated and unaffiliated existing shareholders to complete the transaction. All shares were considered to be part of the $400,000 acquisition price to acquire the stock per the terms described in Note 3.

Common Stock Issued for Services

During 2015, we issued 250,000 shares of our common stock for consulting services related to marketing. The shares were valued at $65,000 which was our determination of the fair market value of the shares. We recorded selling and marketing expense of $65,000 in connection with the share issuances.

During 2014, we issued 50,000 shares of common stock for services relating to investor relations and the development of shareholder awareness. The shares were valued at $12,500 which was our determination of the fair market value of the shares. We recorded general and administrative expense of $12,500 in connection with the share issuance.

Common Stock Issued to Extinguish Debt

During 2015, we entered into settlement agreements with two vendors under which we issued 25,000 shares of our common stock to settle $49,189 of outstanding amounts due. We recorded a gain of on extinguishment of debt of $2,089 on these settlements.

In 2014, a creditor holding notes payable with repayment amounts totaling $55,000 ($50,000 in Notes Payable- Bridge Loan #1 and $5,000 in Notes Payable – Other) agreed to settle the obligations by accepting 115,637 shares of our common stock. Prior to the settlement, these notes contained no stated conversion features. We valued the shares at their fair market value on the date of settlement and during the year ended December 31, 2014, we recorded a loss on extinguishment of debt totaling $33,594 in connection with this transaction.

Also in 2014, we issued 274,761 shares of our common stock to our legal counsel to settle the $274,761 accounts payable balance owed to them. We valued the shares at their fair market value on the date of settlement and recorded a gain on extinguishment of debt of $142,876 in connection with this transaction.

Contributed Capital

During 2015, our former Chief Executive Officer, Michael Dunn and our former Controller forgave accrued compensation due to each of them. In connection with these transactions, we recorded contributed capital of $1,673,774.

Also in 2015, we recorded the following transactions as contributed capital:

Payments made by a former CEO, Lei Pei, for Powerdyne acquisition	$175,000
Advances in connection with Sky Rover SPA for expenses incurred due to late closing of the Sky Rover SPA	139,885
Net receipts in connection with all outstanding issues with Mr. Lei Pei	40,540
$355,425

Warrants and Stock Options

During the years ended December 31, 2015 and 2014, there were no warrants or stock options outstanding and there was no expense related to warrants or stock options.

On December 30, 2015, we elected to withdraw and terminate our Option Plan for employees, officers, and consultants of our Company. At the time of cancellation, there were no options outstanding and 13,889 shares were remaining for future issuance. We will re-evaluate the implementation of an option plan in the future at the Board of Director’s discretion.

14.              Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2015	2014

Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Gain/loss on extinguishment of debt	4.6%	-191.2%
Amortization of debt discount and accretion of debt	–	0.5%
Non-deductible entertainment	-0.1%	0.3%
Temporary differences:
Accrued liabilities and other	-0.1%	0.4%
Change in valuation allowance	-44.3%	150.5%
Total provision	-0.1%	0.4%

The major components of the deferred taxes are as follows at December 31:

	Asset (Liability)
	2015	2014
Current:
Reserves and accruals	$51,290	$309,724
Noncurrent:
Net operating losses	1,166,436	504,644
Valuation allowance	(1,217,726)	(814,368)
Net deferred tax asset	$–	$–

Based on federal tax returns filed or to be filed through December 31, 2015, we had available approximately $28,410,000 in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure.  Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes.  For Federal income tax purposes, the net operating losses begin to expire in 2026.  State net operating loss carryforwards through December 31, 2015 are approximately $26,062,000 and have begun to expire.

With the finalization of our merger with FITT, we experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. As a result, our net operating loss carryforwards for federal income tax reporting will be significantly limited based on the fair value of our Company on the date of change in ownership.  Such change is expected to provide benefit to us only upon the attainment of profitability.

Due to the Sky Rover and GX-Life transactions (Note 1) there has been a significant change in ownership. A change in ownership requires management to compute the annual limitation under Section 382 of the Internal Revenue Code. The amount of benefits we may receive from the operating loss carry forwards for income tax purposes is further dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined.

During the years ended December 31, 2015 and 2014, our valuation allowance increased by $403,358 and $288,075, respectively.

The United States Federal return years 2011 through 2014 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations. We are subject to examination by the California Franchise Tax Board for the years 2010 through 2013 and currently do not have any ongoing tax examinations.

15.              Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debts for the years ended December 31:

	2015	2014
Notes payable:
Settlement agreements – with common stock (Note 13)	$–	$(33,594)
Settlement agreements – without common stock (Note 10)	35,403	952,400
Write-off notes payable (Note 10)	20,000	–
Accounts payable and accrued expenses:
Settlement agreements – with common stock (Note 13)	2,089	142,876
Settlement agreements – without common stock	105,012	–
Write-off accounts payable and accrued expenses	102,319	–
Past-due Federal payroll taxes (Note 8)	54,000	–
Forgiveness of advances from former related party	15,000	–
Assignment of Asher note payable (Note 10)	–	(9,948)
	$333,823	$1,051,734

In 2015, prior to the closing of the Sky Rover SPA, we reached settlement agreements with numerous creditors holding $134,762 in accounts payable. In connection with the settlement agreements, we recorded gains on the extinguishment of debt in the amount of $105,012. In addition, we eliminated $102,319 in accounts payable and accrued expenses for which the statute of limitations for legal claims to be made for collections has passed.

16.              Agreements

Greenome Share Exchange Agreement

On May 6, 2014, we entered into a Share Exchange Agreement (“SEA”) with Greenome and agreed to sell to Greenome 80% of our outstanding common stock for a purchase price of $400,000. The SEA required that both Greenome and our Company meet certain conditions in order for a closing to take place. The SEA also required Greenome to make certain advance payments to us prior to the closing which were refundable under certain circumstances. Both parties eventually became aware that the closing conditions would be difficult to meet, and on September 19, 2014, we entered into a Financing Agreement with Greenome which also terminated the SEA.

On May 30, 2014, on behalf of Greenome, we entered into a stock purchase transaction with a significant shareholder for the purchase of 9,669,575 shares of our common stock. Per the agreement, we were to receive funds as indicated above from Greenome, and remit $125,000 of those funds to the shareholder in several tranches. The SEA was terminated as described above; however, the terms of the agreement were effectively transferred from Greenome to Sky Rover per the Sky Rover SPA (Note 3). Final payment to the shareholder was made in February 2015 and the shares of common stock were transferred in accordance with the agreements.

Greenome Financing Agreement

On September 19, 2014, we entered into a financing agreement with Greenome, whereby we agreed to raise up to $3.0 million through a private placement memorandum then loan these funds to a subsidiary of Greenome under a promissory note bearing interest at the rate of 10% per annum. The note would mature twelve months from its inception and be secured by the assets of Greenome. No funds have been raised to date.

In connection with the closing of the Sky Rover SPA, Greenome received 2,000,000 of our common shares as directed by Sky Rover and all obligations between our Company and Greenome, outside any future financing with Greenome, were deemed satisfied.

Mo Feng Yi Consulting Agreement

On November 24, 2015, we entered into a Consulting Agreement with Mo Feng Yi (“Consultant”), an individual with extensive contacts and business relationships in Asia. Under the agreement, which has a term of six (6) months, Consultant agreed to provide various business and market development services for our direct-selling business. The agreement required us to pay Consultant $200,000 in 2015 in two equal installments for services provided.

On February 23, 2016, we amended the agreement to provide for an additional payment of $100,000 in February 2016 for continued service.

Alicia Xie Geiser Consulting Agreement

On December 1, 2015 we entered into a Consulting Agreement with Alicia Xie Geiser (“Consultant”), an individual with extensive contacts and business relationships in Asia. Under the agreement, which has a term of six (6) months, Consultant agreed to provide various business and market development services for our direct-selling business. The agreement requires us to pay Consultant $10,000 per month. During 2015, we recorded a general and administrative expense of $10,000 in connection with this agreement.

17.              Subsequent Events

Private Consulting Group Consulting Agreement

On February 26, 2016, we entered into a Consulting Agreement with Private Consulting Group (“Consultant”) under which Consultant agreed to provide business and financial consulting services including advice and assistance with our capital market positioning and identifying prospective institutional purchasers for our equity securities. The agreement has a term of seven (7) months and requires that we pay Consultant $10,000 per month and issue Consultant 50,000 restricted shares of our common stock. During 2016, we will value the shares based on their fair market value on the date of issue and record a general and administrative expense in the appropriate amount.

iMatrix Software, Inc. Consulting Agreement

On February 17, 2016, we entered into a Consulting Agreement with iMatrix Software, Inc. (“Consultant”) under which Consultant agreed to provide services to assist in developing and expanding our direct-selling business. The agreement has a term of 3 months and requires that we pay Consultant $18,000 per month and issue Consultant 3,000 registered and free-trading shares of our common stock.

Mitchell Morrison Consulting Agreement

On April 1, 2016, we entered into a Consulting Agreement with Mitchell Morrison (“Consultant”) under which Consultant agreed to provide business and financial consulting services including advice and assistance with our capital market positioning and identifying prospective institutional purchasers for our equity securities. The agreement has no stated term, is cancellable by either party on 30 days’ notice, and requires that we pay Consultant $15,000 on execution of the agreement and $10,000 per month.

Employee Shares

During the three months ended March 31, 2016, four of our employees earned a total of 31,000 of our free-trading common shares in accordance with employment arrangements they have with our Company. We will value the shares at the fair market values over the period of time they were earned and will charge our results of operations accordingly.

Other Information

Subsequent to December 31, 2015, we arranged for the sale of 1,000,000 shares under the S-1 for a total of $3,500,000. In that regard, we have received $999,975 to date and we are in the process of finalizing the remaining paperwork and funding with respect to the sale. In addition, during the three months ended March 31, 2016, we have received approximately $1,770,000 from new members enrolled in our GX-Life direct-selling membership program.

ITEM 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report. Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management, including the Certifying Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2015 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of December 31, 2015.

ITEM 9A(T)   CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B         OTHER INFORMATION

On August 17, 2015, the following individuals resigned from their respective positions with our Company: Lei Pei, our former CEO, former CFO, and former Chairman; Junfei Ren, our former Secretary and former Director; and Xiang Ling Yun, a former Director. Concurrent with the resignations, Ning Liu, who was our President, was appointed to the positions of Chairman and CEO, and Michael R. Dunn, who was the Executive Vice President of Finance, was appointed to the positions of Chief Financial Officer, Chief Operating Officer, and Secretary and Treasurer.

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Ning Liu	53	Current Chief Executive Officer, President, Chairman of the Board. Former Chief Operating Officer.
Michael R. Dunn	64	Current Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer, Director, Former Chief Executive Officer.

There are no family relationships among our Company’s directors and executive officers.

Directors

Number of Directors. Our board of directors currently consists of two individuals.

Director Qualifications. While the selection of directors is a complex and subjective process that requires consideration of many intangible factors, we believe that candidates should generally meet the following criteria:

●	Broad training, experience and a successful track record at senior policy-making levels in business, government, technology, accounting, law, consulting and/or administration;

●	The highest personal and professional ethics, integrity and values;

●	Commitment to representing the long-term interests of our Company and all of its shareholders;

●	An analytical and objective perspective, strength of character, and the mature judgment essential to effective decision-making;

●	Expertise that is useful to our Company and complementary to the background and experience of other Board members; and

●	Sufficient time to devote to Board activities and to enhance their knowledge of our business, operations, and industry.

The Board believes that our current directors meet these criteria above. In addition, as outlined below, the directors bring a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas. We believe that the Board as a whole and our directors possess the necessary qualifications and skills to effectively advise management on strategy, monitor our performance, and serve our best interests and the best interests of our shareholders.

A brief description of the background and business experience of our Company’s management, executive officers, and directors is set forth below:

Ning Liu, our current Chief Executive Officer, President, and Chairman of the Board of Directors and former Chief Operating Officer, was appointed as President, Chief Operating Officer and member of the Board of Directors on April 17, 2015 and was subsequently appointed Chief Executive Officer and Chairman on August 17, 2015. Mr. Liu also resigned as Chief Operating Officer (replaced by Mr. Dunn) on August 17, 2015 upon appointment as CEO. Mr. Liu, who is originally from Fuzhou, Fujian, China, is a businessman, investor and philanthropist. Mr. Liu is the founder and serves as the President of American International Cultural Exchange Foundation (AICEF) in Los Angeles, California. AICEF is a non-profit organization that promotes cultural interaction between China and the United States. AICEF has successfully hosted more than 100 large-scale theatrical performance and events, including Spirit of Chang An, Yulan-Love of the World, and The Terracotta Nutcracker. Mr. Liu has also served as President of a health products manufacturer with annual sales of over $80 million and as a senior manager of a trading company with annual sales over $300 million, both doing business in the United States and China. In addition, from 2005 to present, Mr. Liu has assisted Chinese domestic enterprises in the development of their business in the United States. Mr. Liu, who has a Master’s degree from Beijing University, has been active in founding, organizing and managing a number of foreign investment projects to China. He has served as a senior executive in five different public companies in the U.S., and three in Hong Kong. He has extensive experience in international trade, finance, venture capital, private placement and cultural activities.

Michael R. Dunn, our current Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer and member of our Board of Directors, previously served as Chief Executive Officer and Chairman of our Board of Directors from May 28, 2008 until April 17, 2015. He joined our Company, which was considered a turn-around project, in order to work on the reduction of significant Company debt, obtain major capital infusion, provide a rationalization of our product line, and establish a more effective product distribution.

From December 1995 through 2010, Mr. Dunn was the Chief Executive Officer of Bankers Integration Group, Inc., an e-commerce company serving the automotive finance and insurance industry. In mid-1995 through 2006, Mr. Dunn started a company that generated a $60 million auto portfolio that was sold to a subsidiary of General Motors. Mr. Dunn interfaced with the top CEOs of automotive companies, including Harold Poling, the former CEO and Chairman of Ford Motor Company, and Bob Eaton, the former Chairman and CEO of Daimler Chrysler. Mr. Dunn secured $22.2 million in equity financing for Bankers Integration Group, plus an additional $20.8 million and $1.9 million in debt and lease financing, respectively. Bankers Integration Group, Inc. filed for Chapter 11 bankruptcy protection in October of 2007, and Mr. Dunn acted as the Trustee and coordinated the sale of the assets. The case was closed on November 17, 2010. Mr. Dunn also served as Chairman and Chief Executive Officer of Mountaineer Gaming, a gaming and entertainment company, where he coordinated the design and implementation of a $10 million renovation of the racetrack, and put into service over 700 new video lottery machines. The park had over 450 employees while Mr. Dunn was Chairman and CEO of the public company. He was instrumental in raising investor capital of approximately $17 million, plus an additional $17 million in construction loan and equipment lease financing. Mr. Dunn has vast experience as being the owner, manager, and director of various businesses, both large and small. Mr. Dunn attended La Crosse State University, Wisconsin, in business and has extensive training in business management and leadership.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

We believe that the following filings were either made late or not filed pursuant to Section 16(a) of the Exchange Act:

•	Our current CEO, Mr. Liu, indirectly owns 1,235,906 shares of our common stock. Although he acquired these shares on April 17, 2015, a Form 3 was not filed until October 8, 2015.

•	A 10% shareholder owns 7,114,000 shares of our common stock. This shareholder originally acquired 9,120,000 shares of our common stock back on April 17, 2015, subsequently transferred 1,001,000 of the 9,120,000 shares on May 11, 2015, and transferred another 1,005,000 shares on July 30, 2015. A form 3 reflecting these transactions was filed on October 8, 2015.

•	Our current CFO, Mr. Dunn, acquired 9,347,047 shares of our common stock on October 2, 2015. However, a Form 4 reflecting this transaction was filed on October 8, 2015.

•	A 10% shareholder acquired 9,647,047 shares of our common stock on October 2, 2015. However, a Form 4 reflecting this transaction was filed on October 8, 2015.

•	On April 17, 2015, Junfei Ren was appointed as Secretary and a member of the Board, but no Form 3 was filed on her behalf. However, we believe that Ms. Ren did not own any shares at the time of her appointment, and she has resigned from her positions back on August 17, 2015.

•	On April 17, 2015, Xiang Ling Yun was appointed as a member of the Board, but no Form 3 was filed on her behalf. However, we believe that Ms. Yun did not own any shares at the time of her appointment, and she has resigned from the Board back on August 17, 2015.

Committees of the Board of Directors

On November 11, 2015, the Board approved the Company’s Audit Committee Charter, Compensation Committee Charter, Nominations and Governance Committee Charter, Insider Trading Policy, and Principles of Corporate Governance.

Copies of these documents were filed in our Current Report on Form 8-K as filed with the SEC on November 17, 2015, and are incorporated herein by reference.

Copies of these documents may also be found on our website at http://www.gf.city/investor-relations/corporate-governance.

Meetings of the Board of Directors

Our Board conducts business through meetings or by unanimous written consents of the Board. Such actions by written consent of all directors are, according to Nevada corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held.  The Board of Directors as of December 31, 2015, consisted of: Ning Liu and Michael Dunn. Neither Mr. Liu nor Mr. Dunn qualifies as an “independent director” pursuant to the rules and regulations of the SEC. During the fiscal year ended December 31, 2015, the Board held no formal meetings, and the Board acted by unanimous written consent on multiple occasions.

Code of Ethics

The Board approved our Amended and Restated Code of Conduct and Ethics on November 11, 2015, that applies to our directors, officers, senior financial officers, and other employees. Our Code of Ethics was an exhibit to our Current Report on Form 8-K as filed with the SEC on November 17, 2015.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ning Liu, CEO (1)	2015	$24,000	$-0-	$-0-	$-0-	$-0-	$-0-	$24,000
	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Michael R. Dunn, COO, CFO (2)	2015	$20,000	$-0-	$-0-	$-0-	$-0-	$-0-	$20,000
	2014	$180,913	$-0-	$-0-	$-0-	$-0-	$-0-	$180,913

(1)	Joined us April 17, 2015.
(2)	Joined us May 28, 2008. For 2014, all of Mr. Dunn’s salary was accrued and none was paid.

Employment Agreements

None.

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

During 2015 and 2014, we accrued director’s fees for a former outside director in the amount of $0 and $12,000, respectively.

Grants of Plan Based Awards

There were no grants of plan-based awards during our last fiscal year.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning our best estimate of the beneficial stock ownership of our common stock as of the date of this report pending the resolution of the issues note above. The information is presented with respect to: (i) each person who is known to us to beneficially own more than 5% of our common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 48,617,029 shares of outstanding common stock.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class(2)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class
Ning Liu, CEO and Director	1,235,906	2.6%	-0-	0.0%
Michael R. Dunn, COO, CFO and Director	11,443,111	23.5%	-0-	0.0%
All executive officers and directors as a group (two persons)	11,443,111	26.1%	-0-	0.0%
Masuya Tomoe	15,647,047	46.8%	-0-	0.0%
Master Power Holdings Group	7,114,000	14.6%	-0-	0.0%

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

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Settlement Agreement

On September 19, 2014, in order to facilitate the investment by Sky Rover discussed in Note 1, we entered into settlement agreements with Michael Dunn, our former CEO, under which he agreed to forgive all accrued but unpaid salary once all closing conditions of the Sky Rover SPA had been met. In addition, Mr. Dunn gave up his right to any severance payment which would be due him under his employment agreement upon the closing of the Sky Rover SPA. The settlement agreement stipulated that Mr. Dunn would be allowed to retain no less than 2,000,000 of his then-held common shares. During the three months ended March 31, 2015, when all closing conditions of the Sky Rover SPA became effective, the terms of the settlement agreement became effective.

Sky Rover; GX-Life Share Exchange Agreement

In connection with the Sky Rover SPA, and subsequently in connection with the Share Exchange Agreement with GX-Life, certain parties may have formed a “group” under Section 13(d)(3) of the Exchange Act, and certain current and former executive officers and directors have varying degrees of affiliation which may have resulted in related party transactions. These affiliations are as follows:

In connection with the Sky Rover SPA, the following parties acquired a total of 30,400,000 shares of our common stock:

•	Future Continental Limited – 7,000,000 shares;
•	Discover Future Limited – 7,000,000 shares;
•	Global Future Development Limited – 7,280,000 shares; and
•	Master Power Holdings Group – 9,120,000 shares.

Future Continental Limited, Discover Future Limited, Global Future Development Limited, and Master Power Holdings Group collectively acquired 30,400,000 shares in our Company in connection with the Sky Rover SPA. By virtue of the manner in which these acquiring shareholders acquired the shares, they may be deemed to have formed a “group” within the meaning of Section 13(d)(3) of the Exchange Act. However, each of these acquiring shareholders disclaims beneficial ownership of the shares beneficially owned by each other party.

In addition, a few of our former executive officers and directors had affiliations with the acquiring shareholders which may be classified as related party transactions. Namely, 1) Junfei Ren, our former Secretary and director, is the sole officer of Global Future Development Limited, but has no voting control over the entity, and 2) our former officer and director Lei Pei is the COO and a director of Sky Rover as well as a minority shareholder.

However, on October 2, 2015, our Company via its former EGD Subsidiary, entered into a Share Exchange Agreement with GX-Life whereby we spun-off 100% of its then ownership interests in the EGD Subsidiary and 4,000,000 EGD in exchange for 100% of the outstanding common stock of GX-Life. In a related transaction, on October 2, 2015, the former shareholders of GX-Life Global sold all of their interests in the EGD Subsidiary to the acquiring shareholders in the Sky Rover SPA in exchange for 21,280,000 shares of our Company previously acquired in the Sky Rover SPA.

Michael Dunn and Ning Liu were shareholders in GX-Life, and acquired shares in our Company as a result of the series of transactions discussed in the preceding paragraphs. In addition, Masuya Tomoe, an affiliate shareholder, was also a shareholder in GX-Life which acquired Company shares as a result of the foregoing transactions.

ITEM 14         PRINCIPAL ACCOUNTING FEES AND SERVICES

dbbmckennon (the “Independent Auditors”) were our independent auditors and examined our consolidated financial statements for the years ended December 31, 2015 and 2014, respectively.  The Independent Auditors performed the services listed below and were paid the aggregate fees listed below during the years ended December 31, 2015 and 2014.

Audit Fees

The Independent Auditors billed us aggregate fees of approximately $76,231 for the year ended December 31, 2015 and approximately $48,000 for the fiscal year ended December 31, 2014 for professional services rendered for their audit of our annual financial statements and their reviews of our financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

The Independent Auditors billed us aggregate fees of approximately $6,750 for the year ended December 31, 2015 and did not bill us any fees for the year ended December 31, 2014 for audit- related professional services.

Tax Fees

The Independent Auditors billed us aggregate fees of approximately $4,500 for the year ended December 31, 2015 and did not bill us any fees for the year ended December 31, 2014 for professional services for tax compliance, tax advice and tax planning.

All Other Fees

The Independent Auditors did not bill us any fees for either of the years ended December 31, 2015 or 2014 for any other professional services.

Board of Directors Pre-Approval Policies and Procedures

Our Board of Directors has policies and procedures that require the pre-approval by the Board of all fees paid to, and all services performed by, our independent accounting firms. The fees and services provided as noted above were authorized and approved by the Board in compliance with the pre-approval policies and procedures described herein. dbbmckennon is expected to be present at our 2016 stockholders’ meeting.

PART IV

ITEM 15         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005 (1)
2.2	Merger and Reorganization Agreement, dated June 18, 2013, by and between FITT Highway Products, Inc. and F.I.T.T. Energy Products, Inc. (2)
2.3	Merger Agreement and Articles of Merger, with an effective date of October 29, 2014, by and between FITT Highway Products, Inc. and Global Future City Holding Inc. (3)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001 (4)
3.2	Amended and Restated Bylaws, dated December 4, 2001 (4)
3.3	Amended and Restated Articles of Incorporation, dated April 27, 2005 (5)
3.4	Amended and Restated Articles of Incorporation, dated June 1, 2010 (6) (7)
10.1	Employment Agreement with Michael R. Dunn dated August 24, 2009 (8)
10.2	Employment Agreement with Robert E. Crowson, Jr. dated August 24, 2009 (8)
10.3	Share Exchange Agreement, dated May 6, 2014, by and between FITT Highway Products, Inc. and Greenome Development Group, Inc. (9)
10.4	Stock Purchase Agreement, dated September 19, 2014, by and between FITT Highway Products, Inc. and Sky Rover Holdings, Ltd. (10)
10.5	Financing Agreement, dated September 19, 2014, by and between FITT Highway Products, Inc. and Greenome Development Group, Inc. (10)
10.6	First Amendment to Stock Purchase Agreement between Global Future City Holding Inc. and Sky Rover Holdings, Ltd., dated February 17, 2015 (11)
10.7	Membership Interest Purchase and Sale Agreement by and between Global Future City Holding Inc. and Powerdyne, Inc., dated March 26, 2015 (12)
10.8	Second Amendment to Stock Purchase Agreement executed by and between Global Future City Holding Inc. and Sky Rover Holdings, Ltd., dated April 17, 2015 (13)
10.9	Resignation Agreement by and between Global Future City Holding Inc. and Lei Pei, dated August 17, 2015 (15)
10.10	Resignation Agreement by and between Global Future City Holding Inc. and Xiang Ling Yun, dated August 17, 2015 (15)
10.11	Resignation Agreement by and between Global Future City Holding Inc. and Junfei Ren, dated August 17, 2015 (15)
10.12	Share Exchange Agreement by and between GX-Life Global, Inc., GX-Life Global Shareholders, Global Modern Enterprise Limited and Global Future City Holding Inc., dated October 2, 2015 (16)
10.13	Private Stock Purchase Agreement between Exchange Agreement between Future Continental Limited, Discover Future Limited, Global Future Development Limited and the shareholders of Global Modern Enterprise Limited, dated October 2, 2015 (16)
10.14	Form of Software License and Services Agreement by and between GX-Life Global, Inc. and Great Coin, Inc., dated February 17, 2016
14.1	Amended and Restated Code of Conduct and Ethics, dated November 11, 2015 (17)
21.1	List of Subsidiaries (14)
99.1	Audit Committee Charter, dated November 11, 2015 (17)
99.2	Nominations and Governance Committee Charter, dated November 11, 2015 (17)
99.3	Compensation Committee Charter, dated November 11, 2015 (17)
99.4	Insider Trading Policy, dated November 11, 2015 (17)
99.5	Principles of Corporate Governance, dated November 11, 2015 (17)
99.6	Post-Effective Amendment No. 2 (18)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 7, 2005.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 19, 2013.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 29, 2014.

(4)	Incorporated by reference from our Registration Statement on Form 10SB filed with the SEC on January 18, 2002.

(5)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the SEC on June 28, 2005.

(6)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the SEC on June 21, 2010.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 21, 2010.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 26, 2009.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 9, 2014.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 23, 2014.

(11)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 20, 2015.

(12)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 30, 2015.

(13)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 20, 2015.

(14)	Incorporated by reference from our Registration Statement on Form S-1 filed with the SEC on May 8, 2015.

(15)	Incorporated by reference form our Quarterly Report on Form 10-Q filed with the SEC on September 9, 2015.

(16)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 8, 2015.

(17)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 17, 2015
(18)	Incorporated by reference from our Post-Effective Amendment No.2 filed with the SEC on December 2, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FUTURE CITY HOLDING INC.

DATED: April 13, 2015	/s/ Ning Liu
By: Ning Liu
Its: Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

