Form 10-Q
period 2016-03-31
Global Future City Holding Inc.
filed 2016-05-16
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 13, 2016, there were 48,631,133 shares of our common stock, par value $0.001, issued and outstanding.

As of May 13, 2016, there were no shares of our preferred stock, par value $0.001, issued and outstanding.

GLOBAL FUTURE CITY HOLDING INC.

FORM 10-Q Quarterly Report

March 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends, and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

PART I -- FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). It is suggested that the following consolidated financial statements be read in conjunction with the accompanying notes and financial statements and notes thereto in the annual financial statements included on Form 10-K for Global Future City Holding Inc. for the fiscal year ended December 31, 2015.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED BALANCE SHEETS

(IN DOLLARS, EXCEPT PER SHARE DATA)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Current Assets
Cash and cash equivalents	$1,916,675	$655,405
Due from employee	8,000	–
Inventories	1,583,336	–
Deposits for inventory	140,420	879,504
Deferred financing costs	48,784	14,489
Prepaid expenses	50,658	21,411
Total current assets	3,747,873	1,570,809
Property and equipment, net	572,888	249,325
Investment in Powerdyne	250,000	250,000
Service contract- related party, net	332,500	350,000
Other asset	19,359	19,359
Total assets	$4,922,620	$2,439,493

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$287,888	$326,700
Accrued expenses and deposits	164,488	138,677
Accrued compensation	222,640	211,905
Membership deposits and accrued benefits	3,359,986	10,020
Notes payable	1,000,000	1,050,000
Deferred revenue	11,350	600
Due to related parties	246,157	89,359
Total current liabilities	5,292,509	1,827,261
Total liabilities	5,292,509	1,827,261

Commitments and contingent liabilities

Shareholders’ (deficit) equity:
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.
Common stock, $0.001 par value: 150,000,000 shares authorized, 47,631,133 and 47,533,029 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	47,631	47,533
Additional paid-in capital	6,281,402	6,007,601
Accumulated deficit	(6,698,922)	(5,442,902)
Total shareholders’ (deficit) equity	(369,889)	612,232
Total liabilities and shareholders’ (deficit) equity	$4,922,620	$2,439,493

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN DOLLARS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenue – related party commissions	$237,909	$–
Revenue – direct selling	10,250	–
Total revenue, net	248,159
Cost of product sales	1,250	–
Gross profit	246,909	–

Operating expenses:
Selling and marketing (includes stock-based expense of $85,695 and $65,000)	364,919	84,689
General and administrative (includes stock-based expense of $138,570 and zero)	1,113,467	56,053
Total operating expenses	1,478,386	140,742
Operating loss	(1,231,477)	(140,742)

Other (income) expense:
Interest expense, net	24,543	28,386
(Gain) on extinguishment of debt	–	(277,734)
Other expense, net	–	600
(Loss) income before income taxes	(1,256,020)	108,006
Provision for income taxes	–	–
Net (loss) income	$(1,256,020)	$108,006

Basic net (loss) income per common share	$(0.03)	$0.00
Diluted net (loss) income per common share	$(0.03)	$0.00
Weighted average number of common shares used in basic per share calculations	47,542,575	37,809,163
Weighted average number of common shares used in diluted per share calculations	47,542,575	39,498,560

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,256,020)	$108,006
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Gain) on extinguishment of debt	–	(277,734)
Common stock issued for services rendered	85,965	65,000
Common stock issued for employee compensation	138,570	–
Depreciation and amortization	34,007	6,059
Changes in operating assets and liabilities:
Accounts receivable	–	51,256
Inventories	(844,252)	3,426
Prepaid and other	(37,248)	(12,581)
Accounts payable	(38,792)	(75,645)
Membership deposits and accrued benefits	3,349,966	–
Deferred revenue	10,750	–
Accrued expenses	39,396	36,879
Net cash provided by (used in) operating activities	1,482,342	(95,334)

Cash flows from investing activities:
Cash paid for property and equipment	(340,069)	–
Acquisition of Powerdyne EB-5 License	(25,000)	(150,000)
Net cash used in investing activities	(365,069)	(150,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	–	3,000,000
Proceeds from capital contribution	–	150,000
Deposit received for proposed business combination	–	139,885
Shareholder payment for proposed business combination	–	(75,000)
Cash paid for deferred financing cost	(34,295)	–
Net advances from related party	206,162	(18,007)
Repayments of notes payable	(27,870)	–
Net cash provided by financing activities	143,997	3,196,878
Net increase in cash and cash equivalents	1,261,270	2,951,544
Cash and cash equivalents at beginning of period	655,405	155,271
Cash and cash equivalents at end of period	$1,916,675	$3,106,815
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,870	$437
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Issuance of note payable to seller of Powerdyne	$–	$100,000
Issuance of stock for related party advances settlement	$49,364	$–

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

IN DOLLARS, EXCEPT PER SHARE DATA

MARCH 31, 2016

(Unaudited)

1.	Business Summary

We are a holding company focused in the areas of (i) consumer product sales (through a membership program) and the potential marketing and deployment of GX Coins in connection with our membership program, and (ii) EB-5 investments for foreign investors who are interested in acquiring lawful permanent residence in the United States.

For a more detailed description see “Description of Business”, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Global Future City Holding Inc. and its wholly owned subsidiaries have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.

All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements may have been reclassified to conform to the current period presentation.

Management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

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

The VIP status upgrade is a deposit which is repayable to a member either in cash, product or convertible into GX Coin. There is no revenue associated with the VIP status upgrade deposit initially; however, related party revenue is recognized on the commission earned when VIP members convert to GX-Coin. The VIP status upgrade earns reward status points that are also subject to repayment in cash or convertible into GX Coin. Pursuant to ASC 605-50 a cost and liability for amounts owed in cash or cash equivalents benefits under nondiscretionary loyalty programs should be accrued with a related contra-revenue, as by transferring the right to cash or cash equivalent benefits, the entity effectively reduces the revenue from conversions of VIP status and related accrued benefits to GX Coin.

The Company is currently evaluating potential changes to its direct selling program to ensure compliance with best practices. Accordingly, revenue recognition methodologies may change in future quarters based on the changes made to the program, if any.

Net Income (Loss) per Share

We present basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At March 31, 2016, we had no outstanding options or warrants to purchase any of our common shares, respectively. As of March 31, 2015, we had certain debt with conversion features, which was convertible into approximately 1,196,091 shares of common stock. We added these dilutive shares to the denominator and added back approximately $18,000 of related interest in the numerator for weighted average diluted earnings per share. As of March 31, 2016, we had convertible debt; however, the effects of the convertible debt would have been anti-dilutive due to a loss in the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The updated standard will be effective for us beginning January 1, 2018. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated standard will be effective for us beginning January 1, 2018 and interim periods thereafter. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers” (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The updated standard will be effective for us beginning January 1, 2018. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. We believe those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our Company, or (iv) are not expected to have a significant impact on us.

3.	Inventories

Inventories consist of the following at:

	March 31, 2016	December 31, 2015
Finished Goods	$1,583,336	$–
Deposits on Inventory	140,420	879,504
	$1,723.756	$879,504

4.	Accrued Expenses

Accrued expenses consist of the following at:

	March 31, 2016	December 31, 2015
Accrued interest	$148,254	$126,512
Accrued royalties and commissions	11,346	11,366
Other	4,888	799
	$164,488	$138,677

5.	Accrued Compensation

Accrued compensation consist of the following at:

	March 31, 2016	December 31, 2015
Accrued salaries	$10,735	$–
Accrued payroll taxes – delinquent	211,905	211,905
	$222,640	$211,905

6.	Membership Deposits

Membership deposits and accrued benefits consist of the following at:

	March 31, 2016	December 31, 2015
Beginning balance	$10,020	$–
VIP membership deposits	3,679,727	10,000
Accrued member benefits	129,501	20
Less: member conversions to GX-Coin	(459,262)	–
Ending balance	$3,359,986	$10,020

7.	Notes Payable

Notes payable consists of the following at:

	March 31, 2016	December 31, 2015
Acquisition note – Powerdyne	$25,000	$50,000
Convertible promissory notes – debt acquisition	100,000	100,000
Notes payable – original bridge	120,000	120,000
Notes payable – bridge loan #1	330,000	355,000
Notes payable – bridge loan #2	175,000	175,000
Notes payable – bridge loan #3	250,000	250,000
	1,000,000	1,050,000
Less current portion	(1,000,000)	(1,050,000)
Long-term portion	$–	$–

Notes Payable Settlement Agreements

During the fourth quarter of 2014, we reached Settlement Agreements with most of our noteholders to restructure their notes. In the restructuring of our notes payable, which was one of our Company’s conditions for closing of the Sky Rover SPA, our noteholders agreed to a) forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of the each settlement agreement, b) a new interest rate of 10% per annum, c) a new maturity date of August 1, 2015, and d) a Company option to convert into free-trading shares of our common stock at any time our common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing of the SPA. Certain noteholders also agreed to relinquish shares of our common stock they received with their original notes, contingent upon the Sky Rover SPA closing which occurred subsequent to March 31, 2015. Because the shares were contingent upon the closing, and until then remain in the name and possession of the note holders, the shares were considered contingent consideration and will be accounted for upon transfer. In addition, holders of the convertible promissory notes – debt acquisition, notes payable – bridge loan #2 and notes payable – bridge loan #3 also agreed to forgo any additional principal payable under their notes. As a result of these settlements, we recorded gains on extinguishment of debt totaling $952,400 in 2014. After modification of the notes described above, all notes are now considered convertible.

7.	Notes Payable (continued)

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

8.	Related Parties

Amounts due to related parties consist of the following at:

	March 31, 2016	December 31, 2015
Advances from CFO	$37,988	$89,359
Conversion payable to Great Coin	91,852	–
Advances from Great Coin	116,318	–
	$246,157	$89,359

9.	Capital Stock

Common Stock

In connection with the closing of the SPA with Sky Rover, the Company’s newly-appointed CEO Mr. Lei Pei purchased 6,000,000 newly-issued shares of common stock of the Company for $3,000,000 in cash in a separate transaction that closed on March 30, 2015.

During the three months ended March 31, 2016 and 2015, the Company issued 53,000 and 250,000 shares of common stock for consulting services rendered and recorded stock-based expense of $138,570 and $65,000, respectively.

During the three months ended March 31, 2016 and 2015, the Company issued 31,000 free-trading shares and no shares of common stock for employee services rendered and recorded stock-based compensation of $85,965 and zero, respectively.

During the three months ended March 31, 2016, the Company issued 14,104 free-trading shares of common stock for a debt settlement.

Contributed Capital

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

10. Subsequent Events

On May 8, 2015, we filed a Form S-1 Registration Statement under the Securities Act of 1933 (“S-1”) with the SEC for the initial registration of 10 million shares of our common stock, and on July 6, 2015, the S-1 was declared effective by the SEC. On October 8, 2015, we submitted a Post-Effective Amendment No. 1 to our S-1 incorporating the new information resulting from the GX-Life Transactions and resignation of our former CEO, Lei Pei. The Post-Effective Amendment No. 1 was declared effective by the SEC on October 19, 2015. On December 2, 2015, we submitted a Post-Effective Amendment No. 2 to our S-1 incorporating certain information contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, that was filed with the SEC on November 17, 2015. The Post-Effective Amendment No. 2 was declared effective by the SEC on December 22, 2015. On May 4, 2016, we submitted a Post-Effective Amendment No. 3 to our S-1 incorporating certain information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, including changes in circumstances involving the deployment of GX Coin. The offering is priced at $3.50 per share. The S-1 has been qualified for sale in California and New York and we are free to sell under the S-1 in those jurisdictions within the United States. In April 2016, we sold 1,000,000 shares under the S-1 for a total of approximately $3,500,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide information about our financial condition and results of operations for the three months ended March 31, 2016, and 2015. This information should be read in conjunction with our audited consolidated financial statements filed on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 2015 and 2014. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements.

Description of Business

When used in this report, the terms “Global”, “Company”, “we”, “our” or “us” mean, unless the context otherwise indicates, Global Future City Holding Inc. and its subsidiaries.

Corporate History

Our Company was incorporated in the State of Nevada on October 12, 2000, under the name Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. and its wholly-owned subsidiary, WYD Acquisition Corp., a California corporation (the “Merger Sub”), merged with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately held California corporation, whereby the Merger Sub merged with and into WYD. After the merger, WYD continued its corporate existence as a direct, wholly-owned subsidiary of Snocone Systems, Inc. under the laws of the State of California. On April 13, 2005, we changed our name to Who’s Your Daddy, Inc. and, effective June 1, 2010, we changed our name to FITT Highway Products, Inc. Effective October 29, 2013, we merged with F.I.T.T. Energy Products, Inc. (“FITT”) whereby FITT merged into our Company, with our Company being the surviving entity. Effective October 29, 2014 the name of our Company was changed to Global Future City Holding Inc. (the “Company” or “we”) and our trading symbol changed from “FHWY” to “FTCY.”

Prior Acquisitions and Agreements

We entered into the following agreements that helped pave and shape our business in its current direction.

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

Prior Acquisitions and Agreements (continued)

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

Great Coin is a technology company that has is in the process of developing the GX Coin. Initially, seventy-five million (75,000,000) GX Coins will be created with secure, 256-bit encryption. As a digital currency, GX Coin will be tradable on an online platform; the ownership and transfer of which will be recorded on an encrypted, secured distributed ledger system using technology similar to the distributed ledger technology used for trading digital currencies.

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

The purchase price for Powerdyne was $250,000, of which, $200,000 has been paid as of December 31, 2015. Our former CEO Lei Pei contributed $150,000 of the purchase price. We paid an additional $25,000 on October 1, 2015, and the remaining balance of $50,000 is to be paid in two installments of $25,000 which were due on January 1, 2016, and April 1, 2016 (collectively “Installment Payments”). The final cash payment of $25,000 was paid in April 2016.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in the Company’s report on Form 10-K for the year ended December 31, 2015. Such policies have not changed during the three months ended March 31, 2016. The Company is currently in the process of evaluating and restructuring certain aspects of its compensation plan and commission structure and anticipates completing the process in the second quarter of 2016.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The updated standard will be effective for us beginning January 1, 2018. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated standard will be effective for us beginning January 1, 2018 and interim periods thereafter. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers” (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The updated standard will be effective for us beginning January 1, 2018. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

The FASB issues ASU to amend the authoritative literature in ASC. There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

Results of Operations

For the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue, net	$248,159	$–	$248,159	100%
Cost of product sales	1,250	–	1,250	100
Gross profit	246,909	–	246,909	100
Selling and marketing	364,919	84,689	280,230	331
General and administrative	1,113,467	56,053	1,057,414	1,886
Interest expense, net	24,543	28,386	(3,843)	(14)
Gain on extinguishment of debt	–	(277,734)	277,734	100
Other	–	600	(600)	(100)
Net (loss) income	$(1,256,020)	$108,006	$(1,364,026)	(1,263)%

Revenues

	For the Three Months Ended March 31,
	2016	2015
Related party commissions, net (80%) (1)	$237,909	$–
Product sales (2)	7,200	–
Membership fees (2) (3)	3,050	–
Total revenue, net	$248,159	$–

(1)	With respect to member conversions, the Company receives a related party conversion commission of 80% of the conversion price, up to $4,000,000 in conversion proceeds and 50% of the conversion price thereafter.
(2)	In certain circumstances, the Company has waived membership fees and starter kit fees for some VIP members.
(3)	Membership fees are amortized over a twelve-month period.

Revenues, net

Revenues were $248,159 and zero for the three months ended March 31, 2016 and 2015, respectively. These increases are directly related to the influx of new member’s in our direct selling program and related VIP deposits, membership and starter kit fees. The primary increase relates to $237,909 of related party commissions earned through the members’ conversion of $459,262 of their VIP deposits (including accrued rewards points) to GX-Coin during the quarter. We also recorded $7,200 in starter kit revenue as members are required to purchase a starter kit as a part of the registration process, and $3,050 of membership fees which we amortize over the requisite membership period or twelve months.

Cost of Product Sales

Cost of product sales were $1,250 and zero for the three months ended March 31, 2016 and 2015, respectively. This amount relates to the cost of the starter kits that are required to be purchased as part of the initial membership registration process.

Selling and Marketing Expenses

Selling and marketing expenses were $364,919 for the three months ended March 31, 2016, an increase of $280,230 or 331 percent, from $84,689 for the three months ended March 31, 2015. These costs are a result of the commencement and growth of our direct selling program and were primarily attributable to higher travel expenses of $236,988, promotional product costs of $89,690, and higher stock-based expenses for shares issued to marketing consultants of $85,695.

General and Administrative Expenses

General and administrative expenses were $1,113,467 for the three months ended March 31, 2016, an increase of $1,057,414 or 1,886 percent, from $56,053 for the three months ended March 31, 2015. These costs are a result of the commencement and growth of our direct selling program and include legal, consulting and professional services of $469,121, employee compensation and benefits expenses of $301,227, investor relations expenses of $173,754, and occupancy costs of $60,526. Employee compensation and benefits were not present in the first quarter of 2015 as the Company was repositioning itself and no compensation was accrued in connection with services rendered.

Interest Expense, net

Interest expense, net was $24,543 for the three months ended March 31, 2016, a decrease of $3,843 or 14 percent, from $28,386 for the three months ended March 31, 2015. The decrease was primarily attributable to interest on our debt of $24,591.

Gain on Extinguishment of Debt

The was no gain on extinguishment of debt for the three months ended March 31, 2016. The gain on extinguishment of debt for the three months ended March 31, 2015 was attributable to settlements and write-offs of accounts payable of $191,951, accrued expenses of $25,783, notes payable of $45,000, and advances from related parties of $15,000. The accounts payable write-offs were a result of certain payables reaching or expected to reach their statute of limitations for the vendor to legally enforce the liability or are contested invoices where the Company believed they were erroneously or incorrectly billed, or the services were not performed in accordance with the agreement, and a favorable outcome is probable.

Liquidity and Capital Resources

Liquidity

As of March 31, 2016, our principal source of liquidity is from cash proceeds from our sale of common stock.

In the quarter ended March 31, 2015, we received $3,000,000 from Mr. Lei Pei in accordance with the September 19, 2014 Stock Purchase Agreement and the sale of 6,000,000 shares of newly issued common stock resulting in cash proceeds of $3,000,000. The receipt of the $3,000,000 was received on March 30, 2015 and has been used to fund our operating costs, operating and marketing of our newly acquired businesses, general corporate purposes, working capital requirements, and expansion plans through the end of 2015. Prior to this stock sale, we funded our operations through the issuance of issuance of debt instruments and sales of our common stock.

As of March 31, 2016, our cash and cash equivalents were $1,916,675 and we had negative working capital of $1,544,636. We will continue to seek to raise capital through the issuance of stock and debt to fund the requirements of our businesses.

During the three months ended March 31, 2016, we reduced our notes payable by $50,000 through repayments. For the three months ended March 31, 2015 we reduced our notes payable by $45,000 through a debt write-off and note settlement.

Equity

During the three months ended March 31, 2015, we issued 6,000,000 shares of common stock resulting in $3,000,000 in cash proceeds to us.

In April 2016, we issued an additional 1,000,000 shares of common stock resulting in approximately $3,500,000 in cash proceeds. In addition, we expect approximately $3,000,000 in member’s conversions for the three months ended June 30, 2016 in which we will recognize related party commissions of approximately $2,400,000 or 80 percent of the conversion amount before reductions of potential loyalty cost. The expected converted amounts are related to VIP membership deposits received during the first quarter of 2016.

We expect the ending balance in our Stockholders’ Equity to be approximately $4,330,111 at June 30, 2016 as follows:

Ending deficit at March 31, 2016	$(369,889)
Common stock cash proceeds	3,500,000
Expected gross related party commissions	2,400,000
Expected operating costs	(1,200,000)
Ending expected equity at June 30, 2016	$4,330,111

Cash Flows

The following table sets forth our cash flow information as follows:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating activities	$1,482,342	$(95,334)	1,577,676	1,655%
Investing activities	(365,069)	(150,000)	(215,069)	(143)%
Financing activities	143,997	3,196,878	(3,052,881)	(95)%

Operating Activities

During the three months ended March 31, 2016, we had net cash inflows from operating activities of $1,482,342, an increase of $1,577,676 or 1,655 percent compared to outflows of $95,334 for the three months ended March 31, 2015. The increase primarily relates to the influx of new VIP member deposits, partially offset by the purchase of inventory related to our direct selling business.

Investing Activities

During the three months ended March 31, 2016, we had net cash outflows from investing activities of $365,069, an increase of $215,069 or 143 percent compared to outflows of $150,000 for the three months ended March 31, 2015. The increase in cash outflow primarily relates to property and equipment purchased related to the commencement of our operations and continued growth.

Financing Activities

During the three months ended March 31, 2016, we had net cash inflows from investing activities of $143,997, a decrease of $3,052,881 or 95 percent compared to inflows of $3,196,878 for the three months ended March 31, 2015. The decrease primarily relates to capital we received in the three months ended March 31, 2015 of $3,000,000 from the sale of 6,000,000 shares of common stock. We also received $139,885 in advances from Sky Rover in connection with the Sky Rover stock purchase transaction.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, and thus, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officer”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, the Certifying Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level, and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Management’s Report on Internal Control over Financial Reporting

Our management, including the Certifying Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as March 31, 2016 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of March 31, 2016.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings against us.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider all of our risk factors under “Item 1A. Risk Factors” and the other information reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, four of our employees earned a total of 31,000 of our free-trading common shares in accordance with employment arrangements they have with us and recorded stock-based compensation expense of $85,934.

During the three months ended March 31, 2016 and 2015, the Company issued 53,000 and 250,000 shares of common stock for consulting services rendered and recorded stock-based expense of $138,570 and $65,000, respectively.

During the three months ended March 31, 2016, the Company issued 14,104 free-trading shares of common stock for related to a debt settlement agreement and recorded a reduction of advances owed to our CFO in the amount of $49,364.

In connection with the above stock issuance(s), we did not pay any underwriting discounts or commissions. None of the sales or issuance(s) of the securities described or referred to above was registered under the Securities Act. We had or one of our affiliates had a prior business relationship with each person or entity above, and no general solicitation or advertising was used in connection with the sales or issuance(s). In making the sales or issuance(s) without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

Dated: May 16, 2016
By: /s/ Michael R. Dunn
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

