Form 10-Q
period 2016-06-30
Global Future City Holding Inc.
filed 2016-08-19
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 12, 2016, there were 48,472,959 shares of our common stock, par value $0.001, issued and outstanding.

As of August 12, 2016, there were no shares of our preferred stock, par value $0.001, issued and outstanding.

GLOBAL FUTURE CITY HOLDING INC.

FORM 10-Q Quarterly Report

June 30, 2016

Table of Contents

		Page
Part I – Financial Information

Item 1.	Financial Statements	4
	Unaudited Consolidated Balance Sheets at June 30, 2016 and December 31, 2015
	Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2016 and 2015
	Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015
	Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

Part II – Other Information

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

Signatures		35

Certifications

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends, and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, uncertainties associated with product research and development, product plans and performance, management’s assessment of market factors, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

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

PART I -- FINANCIAL INFORMATION

ITEM 1 – UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). It is suggested that the following consolidated financial statements be read in conjunction with the accompanying notes and financial statements and notes thereto in the annual financial statements included on Form 10-K for Global Future City Holding Inc. for the fiscal year ended December 31, 2015, filed with the SEC on April 13, 2016.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015
Assets:
Current Assets
Cash and cash equivalents	$1,959,732	$655,405
Accounts receivable	197,753	–
Inventories	1,764,477	–
Deposits for inventory	105,620	879,504
Due from related party	386,100	–
Deferred financing costs	–	14,489
Prepaid expenses	68,630	21,411
Total current assets	4,482,312	1,570,809
Property and equipment, net	589,642	249,325
Investment in Powerdyne	250,000	250,000
Service contract- related party, net	315,000	350,000
Other asset	223,284	19,359
Total assets	$5,860,238	$2,439,493

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$280,002	$326,700
Accrued expenses and deposits	168,567	138,677
Accrued compensation	222,962	211,905
Membership deposits and accrued benefits	181,019	10,020
Deferred revenue	358,115	600
Due to related parties	31,088	89,359
Notes payable	820,000	1,050,000
Total current liabilities	2,061,753	1,827,261
Total liabilities	2,061,753	1,827,261

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 48,395,586 and 47,533,029 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	48,396	47,533
Additional paid-in capital	9,802,417	6,007,601
Subscription receivable	(841,673)	–
Accumulated deficit	(5,210,655)	(5,442,902)
Total shareholders’ equity	3,798,485	612,232
Total liabilities and shareholders’ equity	$5,860,238	$2,439,493

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue – related party commissions	$3,153,134	$–	$3,391,043	$–
Revenue – direct selling	11,025	–	21,275	–
Total revenue, net	3,164,159	–	3,412,318	–
Cost of product sales	3,011	–	4,261	–
Gross profit	3,161,148	–	3,408,057	–

Operating expenses:
Selling and marketing	543,432	251	908,351	84,648
General and administrative	1,094,334	164,829	2,207,801	221,174
Total operating expenses	1,637,766	165,080	3,116,152	305,822
Operating income (loss)	1,523,382	(165,080)	291,905	(305,822)

Other (income) expense:
Interest expense, net	25,488	28,505	50,031	56,891
Loss (gain) on extinguishment of debt	9,627	(2,089)	9,627	(279,823)
Other expense, net	–	600	–	1,200
Income (loss) before income taxes	1,488,267	(192,096)	232,247	(84,090)
Provision for income taxes	–	–	–	–
Net income (loss)	$1,488,267	$(192,096)	$232,247	$(84,090)

Basic net income (loss) per common share	$0.03	$(0.00)	$0.00	$0.00
Diluted net income (loss) per common share	$0.03	$(0.00)	$0.00	$0.00
Weighted average number of common shares used in basic per share calculations	48,242,946	46,869,123	47,907,132	40,079,355
Weighted average number of common shares used in diluted per share calculations	48,242,946	46,869,123	47,907,132	40,079,355

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net Income (loss)	$232,247	$(84,090)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (gain) on extinguishment of debt	9,627	(279,823)
Common stock issued for services rendered	73,320	65,000
Common stock issued for employee compensation	146,082	–
Depreciation and amortization	72,329	6,059
Changes in operating assets and liabilities:
Accounts receivable	(197,753)	51,256
Inventories and inventory deposits	(990,593)	3,426
Due from affiliate	(386,100)	–
Prepaid and other	(251,145)	9,427
Accounts payable	(46,678)	(77,413)
Membership deposits and accrued benefits	170,999	–
Deferred revenue	357,515	–
Accrued expenses	65,557	(36,968)
Net cash used in operating activities	(744,593)	(343,126)

Cash flows from investing activities:
Cash paid for property and equipment	(384,748)	–
Acquisition of Powerdyne EB-5 License	(25,000)	(175,000)
Net cash used in investing activities	(409,748)	(175,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	2,658,087	3,000,000
Proceeds from capital contributions	–	289,885
Cash paid for deferred financing cost	14,489	–
Net advances from related party	(8,908)	(1,330,316)
Repayments of notes payable	(205,000)	–
Net cash provided by financing activities	2,458,668	1,959,569
Net increase in cash and cash equivalents	1,304,327	1,441,443
Cash and cash equivalents at beginning of period	655,405	155,271
Cash and cash equivalents at end of period	$1,959,732	$1,596,714
Supplemental disclosure of non-cash investing and financing activities:
Forgiven accrued compensation	$–	$1,673,774
Conversion of notes payable and accrued interest	$–	$58,279
Issuance of note payable to seller of Powerdyne	$–	$250,000
Issuance of stock for related party advances settlement	$–	$47,100

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

1.	Business Summary

Global Future City Holding Inc. (the “Company”, “we”, “our”, “us”) is a holding company focused in the areas of (i) consumer product sales through the GX-Life Direct-Selling Program that offers GX-Life products, and (ii) implementation of a variety of projects using foreign investors funding under the EB-5 immigrant investor programs.

Our Company was incorporated in the State of Nevada on October 12, 2000 under the name Cogen Systems, Inc. We changed our name to Snocone Systems, Inc. on December 6, 2001. On April 1, 2005, Snocone Systems, Inc. and its wholly-owned subsidiary, WYD Acquisition Corp., a California corporation (the “Merger Sub”), completed and closed an Agreement and Plan of Merger with Who’s Your Daddy, Inc. (“WYD”), an unrelated, privately held California corporation, whereby the Merger Sub merged with and into WYD. After the merger, the separate existence of the Merger Sub ceased and, as such, WYD continued its corporate existence as a direct, wholly-owned subsidiary of Snocone Systems, Inc. under the laws of the State of California. On April 13, 2005, the shareholders of Snocone Systems, Inc. voted to change its name to Who’s Your Daddy, Inc., and effective June 1, 2010, the shareholders of Who’s Your Daddy, Inc. voted to change the Company’s name to FITT Highway Products, Inc. As discussed more fully under the section, “Merger with FITT” below, effective October 29, 2013, the Company merged with F.I.T.T. Energy Products, Inc. (“FITT”) whereby FITT merged into the Company, with the Company being the surviving entity. As stated under the section, “Name Change” below, effective October 29, 2014, the name of our Company was changed to Global Future City Holding Inc. and our trading symbol changed from FHWY to FTCY.

For a more detailed description of our business, please see the section titled, “Description of Business and Nature of Operations”, under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries, GX-Life Global, Inc., a Nevada corporation (“GX-Life”), and Global Future City Regional Center, LLC, a California limited liability company (“Regional Center”), have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 13, 2016.

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

Cash receipts for enrollment packages include nonrefundable enrollment fees for all new members and an additional deposit for upgrading to VIP status if a member so chooses under the terms of the GX-Life Global Compensation Plan that was in effect during the second quarter of 2016 (the “Q2 Plan”). The nonrefundable enrollment fee is deferred and recognized over the term of the arrangement, generally twelve months.

For historical members under the Q2 Plan, the VIP status upgrade is a deposit which is repayable to a member either in cash, product, or convertible into GX Coin. There is no revenue associated with the VIP status upgrade deposit initially; however, related party revenue is recognized on the commission earned when VIP members convert their historical membership or rewards points to GX-Coin under the Q2 Plan. The VIP status upgrade earns reward status points that are also subject to repayment in cash or convertible into GX Coin. Pursuant to ASC 605-50, a cost and liability for amounts owed in cash or cash equivalents benefits under nondiscretionary loyalty programs should be accrued with a related contra-revenue, as by transferring the right to cash or cash equivalent benefits, the entity effectively reduces the revenue from conversions of VIP status and related accrued benefits to GX Coin. Each VIP member entering the Q2 Plan through the second quarter of 2016 have elected to convert their respective deposit to GX-Coin by such time or during the third quarter of 2016. The Company recognizes revenue on the conversion upon the completion of our performance obligation as part of the conversion process, at which point all necessary revenue recognition criteria have been met.

Based on industry developments and best practices of direct selling programs, GX-Life implemented a revised compensation plan on July 15, 2016, and finalized and released such plan on August 1, 2016 (the “GX-Life Global Compensation Plan”). The GX-Life Global Compensation Plan removed the VIP status upgrade deposits and accordingly, the revenues from the conversion of VIP status upgrade deposits is expected to cease during the 2016 year after all deferrals are recognized. GX-Life will continue to generate revenue from the conversion of certain membership transactions to GX Coin where GX-Life is able to make a margin on the conversion.

From time to time, GX-Life may make modifications and enhancements to the GX-Life Global Compensation Plan to help motivate GX-Life Members. GX-Life may also enter into agreements for business or market development, which may result in additional compensation to specific GX-Life Members. GX-Life intends to continue to examine and adjust the GX-Life Global Compensation Plan to reflect marketplace competition, demand, and U.S. regulations and foreign jurisdictions. Because of this, GX-Life recognizes that the compensation and rewards available under the GX-Life Global Compensation Plan may be different across different jurisdictions.

Net Income (Loss) per Share

We present basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At June 30, 2016 and 2015, we had no outstanding options or warrants to purchase any of our common shares, respectively. As of June 30, 2016 and 2015 we had convertible debts which were excluded from the dilutive EPS calculations under the provisions of ASC 260 as the debts are convertible only at the option of the Company, the Company has commenced paying such in cash, and the Company has the intent and ability to pay the remaining debt in cash rather than converting to equity.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” – Narrow-Scope Improvements and Practical Expedients. The amendments in this Update clarify the objective of the collectability criterion in Step 1 of the new revenue recognition model. The objective is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. The amendments in this Update also add a new criterion to paragraph 606-10-25-7 to clarify when revenue would be recognized for a contract that fails to meet the criteria in Step 1. That criterion allows an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable. Amendments in this Update permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts. The amendments in this Update clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments in this Update affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. We believe those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our Company, or (iv) are not expected to have a significant impact on us.

3.	Inventories

Inventories consist of the following at:

	June 30, 2016	December 31, 2015
Finished Goods	$1,525,292	$–
Raw Materials	239,185	–
Deposits on Inventory	105,620	879,504
	$1,870,097	$879,504

4.	Accrued Expenses

Accrued expenses consist of the following at:

	June 30, 2016	December 31, 2015
Accrued interest	$148,243	$126,512
Accrued royalties and commissions	11,346	11,366
Other	8,978	799
	$168,567	$138,677

5.	Accrued Compensation

Accrued compensation consists of the following at:

	June 30, 2016	December 31, 2015
Accrued salaries	$23,057	$–
Accrued payroll taxes – delinquent	199,905	211,905
	$222,962	$211,905

6.	Membership Deposits

Membership deposits and accrued benefits consist of the following at:

	June 30, 2016	December 31, 2015
Beginning balance	$10,020	$–
VIP membership deposits	5,371,166	10,000
Accrued member benefits	129,501	20
Less: member conversions to GX-Coin	(5,329,668)	–
Ending balance	$181,019	$10,020

7.	Notes Payable

Notes payable consists of the following at:

	June 30, 2016	December 31, 2015
Acquisition note – Powerdyne	$–	$50,000
Convertible promissory notes – debt acquisition	100,000	100,000
Notes payable – original bridge	120,000	120,000
Notes payable – bridge loan #1	230,000	355,000
Notes payable – bridge loan #2	120,000	175,000
Notes payable – bridge loan #3	250,000	250,000
	820,000	1,050,000
Less current portion	(820,000)	(1,050,000)
Long-term portion	$–	$–

Notes Payable Settlement Agreements

During the fourth quarter of 2014, we reached Settlement Agreements with most of our noteholders to restructure their notes. In the restructuring of our notes payable, which was one of our Company’s conditions for closing of the Sky Rover SPA, our noteholders agreed to a) forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of each settlement agreement, b) a new interest rate of 10% per annum, c) a new maturity date of August 1, 2015, and d) a Company option to convert into free-trading shares of our common stock at any time our common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing of the Sky Rover SPA. In addition, holders of the convertible promissory notes – debt acquisition, notes payable – bridge loan #2 and notes payable – bridge loan #3 also agreed to forgo any additional principal payable under their respective notes. As a result of these settlements, we recorded gains on extinguishment of debt totaling $952,400 in 2014. After modification of the notes described above, all notes are now considered convertible.

Convertible Promissory Notes – Debt Acquisition

During the first quarter of 2013, we entered into Debt Acquisition Agreements (“Debt Agreements”) with two parties affiliated with each other (the “Debt Funders”). Under the Debt Agreements, we issued convertible promissory notes totaling $150,000, $50,000 of which was subsequently converted to equity. The notes bore interest at 10% per annum and were repayable at two times the principal amount of the notes. Repayment was to be made by conversion into shares of our common stock based on a 20-day volume weighted average price with the minimum conversion price based on a market valuation for our Company of $10 million, and the maximum conversion price based on a market valuation of $20 million. The due date by which the Debt Funders were to convert the notes was December 31, 2013, but such conversion was not made. In December 2014, we entered into Settlement Agreements with the holders of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements. Accordingly, these notes are no longer convertible at the option of the holder.

Note Payable – Original Bridge

The notes, which had an original face value totaling $245,000, bear interest from 10% to 12% per annum and are repayable from a pool of 10% of gross proceeds from the sales of the FITT Original product. In December 2013, a noteholder converted $75,000 of this debt to equity. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. As such, the notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented. In 2014, we facilitated a share purchase agreement between Greenome Development Group, Inc. and a significant shareholder. Per the terms of the agreement, the Company was relieved of $50,000 in debt from the shareholder.

Note Payable – Bridge Loan #1

This debt arose from an offering we initiated in 2010 of up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of the Company’s common stock for every dollar invested. In connection with this offering, we issued notes with face value totaling $580,000. During the three-month periods ended December 31, 2013, and March 31, 2014, respectively, noteholders converted $175,000 and $50,000 into equity, respectively. The notes were repayable 12 months from the date of issue, and repayment was to come from a pool of 10% of cash receipts from the sales of the FITT Original product. Although we have received sales proceeds from FITT Original, no payments have been made to date on these notes payable. In the fourth quarter of 2014, we entered into Settlement Agreements with the holders of $345,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #2

In November 2011, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default) and 5.5 shares of our common stock for every dollar invested with repayment to be made at two times the principal amount of the notes. The notes mature at various dates, all of which are within twelve months of the date of issuance. In connection with this offering, we issued notes with principal amounts totaling $255,000 (repayment amounts totaling $510,000). During the three-month period ended December 31, 2013, $160,000 in repayment amounts were converted to equity. In the event we file a registration statement with the SEC and it is declared effective, we have the option to repay the original principal plus accrued interest in shares of our common stock calculated at the offering price within the registration statement.

The additional principal of $255,000 was accreted over the respective term of each of the notes. We also recorded an initial discount on the notes of $11,275 based on the estimated fair market value of our common shares on the date of issuance. As of March 31, 2015, and December 31, 2014, there was no remaining unamortized discount. In the fourth quarter of 2014, we entered into Settlement Agreements with the holders of $150,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

Note Payable – Bridge Loan #3

In December 2012, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default). During the second quarter of 2013, we issued a note with face value totaling $250,000 in connection with the offering and received proceeds of $225,000. The note was repayable at two times the principal amount of the note (repayment amount of $500,000) and matured on June 30, 2013. We had the option to repay the note in cash, shares of common stock of the merged entity, or a combination of cash and shares of common stock. Any portion of payment made in shares of our common stock are to be valued at the 20-day volume weighted adjusted market price of the stock of the merged entity.

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

Debt Offering

In May 2016, we commenced an offering (the “Offering”) in the principal aggregate amount of $10.0 million in the form of 12% Convertible Promissory Notes (the “Notes”). Each Note issued under the Offering will have a maturity date of twelve months from the date of the Note (the “Maturity Date”). The entire principal balance will automatically convert to the Company’s common stock at a conversion price of $3.50 per share, provided that the common stock closes at an average asking price (the “Closing Asking Price”) based on the 10-day volume weighted average price after the Maturity Date (the “Conversion Price”), greater than $3.50 per share. If the Closing Asking Price is less than $3.50, the Company has the option to repay the entire principal in the form of cash, shares of the Company’s common stock, or a combination of both cash and common stock based on the Conversion Price. The Note shall bear simple interest at the rate of 12% per annum and shall be payable in cash.  Accrued interest shall be payable on the last day of each calendar month during the term of the Note. The Offering shall terminate on September 30, 2016, unless earlier terminated or extended by the Company. As of the date of this filing, there were no issuances of the Notes.

8.	Related Parties

Amounts due to related parties consist of the following at:

	June 30, 2016	December 31, 2015
Advances from CFO	$31,088	$89,359

9.	Capital Stock

Common Stock

In connection with the closing of the Sky Rover SPA, the Company’s then newly-appointed, and now former CEO, Mr. Lei Pei, purchased 6,000,000 newly-issued shares of the Company’s common stock for $3,000,000 in cash in a separate transaction that closed on March 30, 2015.

Common Stock Issued for Employee Services

During the three and six months ended June 30, 2016, the Company issued 30,000 and 61,000 free-trading shares of common stock for employee services rendered and recorded stock-based compensation of $87,270 and $146,082, respectively. There were no shares issued for the three and six months ended June 30, 2015.

Common Stock Issued for Consulting (Non-Employee) Services

During the three and six months ended June 30, 2016, the Company issued zero and 28,000 shares of common stock for consulting services rendered and recorded stock-based expense of zero and $73,320, respectively. During the three and six months ended June 30, 2015, the Company issued zero and 250,000 shares of common stock for consulting services rendered and recorded stock-based compensation for the three and six month ended June 30, 2015 of zero and $65,000, respectively.

Other

During the three and six months ended June 30, 2016, the Company issued zero and 14,104 free-trading shares of common stock for debt settlement and recorded stock-based expense of zero and $49,350, respectively.  During the three months ended June 30, 2015, the Company entered into settlement agreements with two vendors whereby 25,000 shares of common stock were issued to settle $49,189 of outstanding amounts due. The Company recorded a gain of $2,089 on these settlements.

During the three months ended June 30, 2016, the Company received written and verbal commitments to purchase 1,000,000 shares under the S-1 for a total of $3,500,000. However, certain investors either did not (i) transmit their respective funds to purchase their shares, or (ii) provided the appropriate written documentation to the Company prior to the S-1 becoming ineffective. As a result, we were only able to appropriately sell 759,453 shares under the S-1 for a total of $2,658,086 and recorded a subscription receivable of $841,673 for the remainder of the 240,647 shares as a reduction of stockholders’ equity in the statement of financial position.

Contributed Capital

During the six months ended June 30, 2015, the Company’s former Chief Executive Officer, Michael Dunn and its former Controller forgave accrued compensation due to each of them. As a result, the Company recorded contributed capital of $1,673,774 during this period.

During the six months ended June 30, 2015, our former CEO Mr. Lei Pei paid $150,000 to sellers of Powerdyne in connection with the purchase price and subsequent installment payment due under the agreement. Mr. Pei was not issued a note or shares of common stock and as a result, the Company recorded this amount as contributed capital in the accompanying consolidated financial statements as of March 31, 2015.

During the six months ended June 30, 2015, Sky Rover advanced $139,885 to the Company for expenses incurred by the Company due to the fact that the Sky Rover SPA closed later than originally anticipated. This amount was recorded as contributed capital upon the close of the Sky Rover SPA as no repayment was required.

10. Subsequent Events

S-1 Registration Statement

On May 8, 2015, we filed a Form S-1 Registration Statement with the SEC for the initial registration of 10 million shares of our common stock at $3.50 per share, as amended on June 8, 2016, and amended further on June 19, 2016 (collectively the “S-1”). The S-1 was declared effective by the SEC on July 6, 2015.

The Company has filed and continues to file Post-Effective Amendments to keep the S-1 current and effective. However, as of the date of this filing, the S-1 is currently ineffective and under review by the SEC.

The following summary below details the Post-Effective Amendments we have filed with the SEC as of the date of this filing:

•	On October 8, 2015, we submitted Post-Effective Amendment No. 1 to the S-1 incorporating new information resulting from certain transactions in connection with GX-Life, and the resignation of our former CEO, Lei Pei. The Post-Effective Amendment No. 1 was declared effective by the SEC on October 19, 2015.

•	On December 2, 2015, we submitted Post-Effective Amendment No. 2 to the S-1 incorporating certain information contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, that was filed with the SEC on November 17, 2015. The Post-Effective Amendment No. 2 was declared effective by the SEC on December 22, 2015.

•	On May 4, 2016, we submitted Post-Effective Amendment No. 3 to the S-1 incorporating certain information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 13, 2016, information contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that was filed with the SEC on May 16, 2016, and certain changes in circumstances involving the development and utilization of GX Coin in GX-Life’s Direct Selling Program. We disclosed in this Post-Effective Amendment that we had sold 1,013,500 shares of our common stock under this prospectus. This was due to the fact that subsequent to March 31, 2016, and while the S-1 was still effective, we had received written and verbal commitments to purchase 1,000,000 shares under the S-1 for a total of US$3,500,000. However, certain investors either did not (i) transmit their respective funds to purchase their shares, or (ii) provided the appropriate written documentation to the Company prior to the S-1 becoming ineffective. As a result, we were only able to appropriately document the sale of 759,453 shares under the S-1 for a total of US$2,658,086, and sold an additional 48,104 shares to certain individuals in exchange for noncash consideration. We still have verbal commitments from these individual(s) to purchase the remaining balance of the shares, however, these shares are considered unsold until the S-1 is declared effective again by the SEC, and the Company receives the appropriate written documentation and funds to purchase the shares.

•	On July 22, 2016, we submitted Amendment No. 1 to Post-Effective Amendment No. 3 with the SEC to maintain the registration of 9,192,443 shares of our Common Stock. The S-1 is currently under review and we will not sell any shares under the S-1 until it is deemed effective by the SEC. Reference to the S-1 is not an offer to sell the securities described therein, and the Company is not soliciting an offer to buy the securities in any state where the offer or sale is not permitted.

S-8 Registration Statement

On July 29, 2016, we filed a Form S-8 Registration Statement (the “S-8”) with the SEC to register 32,500 shares of our common stock at $1.69 per share. The S-8 was deemed effective as of the filing date pursuant to Rule 462 of the Securities Act.

Agreements

In July 2016, the Company entered into a termination and release agreement with Private Consulting Group (“Consultant”), under which the Company and Consultant have mutually agreed to terminate that certain Consulting Agreement by and between the parties, and settle all claims for a sum of $10,000 (the “Settlement Amount”), provided that Consultant returns 25,000 shares of restricted common stock, valued at the closing price of $2.59, to the Company.

Employment Agreement for Thomas Leffler

On August 5, 2016, GX-Life entered into an employment agreement (the “Employment Agreement”), effective as of August 1, 2016, with Thomas Leffler, whereby Mr. Leffler will serve as GX-Life’s Chief Executive Officer for a period of three years, starting from August 1, 2016, through August 1, 2019 (the “Term”).

Pursuant to the terms of the Employment Agreement, Mr. Leffler will be allowed to continue to own and work for iMatrix Software, Inc., iMatrix, LLC, and Accelatree, Inc., and continue to have a business relationship with Sukatash, Inc. and IAC Services, provided that such work and affiliations will not interfere with Mr. Leffler’s performance and duties as GX-Life’s CEO.

Mr. Leffler will earn a base salary of $30,000 per month for the first three months of the Term. After the third month, Mr. Leffler’s base salary will increase to $35,000 per month for the remainder of the Term. Starting on February 28, 2017, Mr. Leffler is entitled to receive 50,000 GX Coins, a form of cryptocurrency, and an additional 40,000 GX Coins on a monthly basis thereafter until Mr. Leffler receives an aggregate of 250,000 GX Coins.  Starting on June 1, 2017, Mr. Leffler is also entitled to receive 50,000 shares of the Company’s common stock per month until he receives an aggregate of 1,250,000 shares of the Company’s common stock. Furthermore, Mr. Leffler is entitled to receive a 10% bonus fee of the gross purchase amount if he successfully introduces a company that GX Life or the Company acquires. In addition, Mr. Leffler is entitled to receive a 1% bonus fee of a member and the member’s downline gross revenue that he recruits to GX-Life’s Direct Selling Program for a period of twelve months.

Upon the event that Mr. Leffler is terminated by GX-Life without cause, or if Mr. Leffler terminates the Employment Agreement due to a material breach by GX-Life, Mr. Leffler is entitled to receive (i) six months of his base salary, or the base salary as calculated through the end of the Term, whichever amount is greater, and (ii) six months of health insurance under GX-Life’s health insurance plan at GX-Life’s expense.

Furthermore, upon the event that Mr. Leffler is terminated by GX-Life without cause, or if Mr. Leffler terminates his employment with GX-Life, Mr. Leffler is entitled to maintain, at all times, the highest ranking status level under GX-Life’s Direct Selling Program by fulfilling the requirements of the status level under “Bronze Advisor” (or similar requirement under such title as may be amended from time to time by GX-Life’s Direct Selling Program).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide information about our financial condition and results of operations for the three and six months ended June 30, 2016, and 2015. This information should be read in conjunction with our audited consolidated financial statements on Form 10-K, filed with the SEC on April 13, 2016, for the year ended December 31, 2015 and 2014, and other reports we’ve filed under the Exchange Act. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements.

Description of Business and Nature of Operations

The description of our business contained in this section only describes our current business operations as of the filing date of this report. For a more detailed description of the history of our business, please see the section titled, “Description of Business” in our Amendment No.1 to Post-Effective Amendment No. 3, filed with the SEC on July 22, 2016 (“POS AM No. 3”). Although POS AM No. 3 is currently under review and ineffective, more information about the history and evolution of our business can be found in POS AM No. 3. Reference to POS AM No. 3 is not an offer to sell the securities described therein, and the Company is not soliciting an offer to buy the securities in any state where the offer or sale is not permitted. The Company will also not sell any shares under POS AM No. 3 until it is deemed effective by the SEC. Reference to POS AM No. 3 is solely being made to incorporate the details of our business as described in POS AM No. 3.

Business Summary

We are a holding company focused in the areas of (i) consumer product sales through the GX-Life Direct-Selling Program that offers GX-Life products, and (ii) EB-5 investments for foreign investors who are interested in acquiring lawful permanent residence in the United States.

GX-Life Direct-Selling Program

GX-Life

GX-Life is a wholly-owned subsidiary of the Company that has developed a platform to support direct-selling opportunities throughout the world (the “GX-Life Direct Selling Program”) that incorporates the use of GX Coins, a cryptocurrency that functions as a store of value and medium of exchange that was developed by Great Coin, Inc., a company co-owned by our CEO, Ning Liu, and COO/CFO, Michael Dunn, and the associated online cryptocurrency platform (the “GX Coin Platform”). To incorporate GX Coins into the GX-Life Direct Selling Program, GX-Life and Great Coin entered into an Access and Services Agreement, whereby Great Coin agreed to make available and manage the GX Coin Platform, in connection with which members ("GX-Life Members") of GX-Life's consumer products sales program (the "GX-Life Global Compensation Plan") will be able to receive their commissions (defined below) in the form of either a debit card, Automated Clearing House ("ACH") deposit, or GX Coins. The GX Coin Platform will also allow GX-Life Members to sell GX Coins to other users of the GX Coin Platform, including the public and other GX-Life Members

GX-Life Products

GX-Life sells high quality consumer products such as personal care, wellness, and quality-of-life products under the brand, “GX-Life” via direct sales to consumers and e-commerce channels on an international basis. We acquired GX-Life, a business which has developed a network marketing platform which utilizes iMatrix’s software to support direct-selling opportunities throughout the world. In January 2016, GX-Life began selling its products in certain areas of China, Taiwan and North America and selling directly to consumers through an e-commerce retail platform. GX-Life’s objective is to enrich the lives of those who use its products as well as enable GX-Life Members to benefit financially from selling them.

GX-Life markets the GX-Life Global Compensation Plan, through which a GX-Life Member may purchase consumer products concentrated in the areas of beauty, nutrition, energy, and tea. For beauty products, GX-Life entered into an agreement with Advanced Medical Research Laboratories, Inc. to help develop and manufacture a line of high-end moisturizers, serums, and creams designed to protect the skin and combat the signs of aging. For nutrition products as well as vitamins and supplements products, GX-Life entered into purchase agreements with Universal Nutrients, LLC and VFR Import/Export and Well Nutrition, Inc. to provide a range of nutraceutical and diet products, including a multivitamin, probiotic, digestive enzyme, joint reliever, detoxifier, calcium supplement, and organic “superfood” powder. For tea products, GX-Life entered into a purchase agreement with Guangdong Authenmole Biotech, Inc., to provide single-serve sachets of six Authentea® organic tea extracts, and three Herbalsoul herbal tea extracts, in addition to various teawares.

Below is a list of products currently being offered by GX-Life:

Category	Description
Beauty	Fruit Enzyme Foaming Cleanser 100mL (Tube)
Beauty	Moisture-Boosting Night Repair Cream 30mL (Jar)
Beauty	Line-Diffusing Diamond Eye Cream 15mL (Airless Pump)
Beauty	Regenerative Multi-Action Concentrate 30mL (Airless Pump)
Beauty	Skin-Brightening Diamond Illuminator 30mL (Airless Pump)
Nutrition/Supplements	GX-Life Slim Down 60 CT Caplets (Bottle)
Nutrition/Supplements	GX-Life Super Berry Shake 9.4oz Powder (Canister)
Nutrition/Supplements	GX-Life Multi-Vitamin 60 CT Softgels (Bottle)
Nutrition/Supplements	GX-Life Joint Support 60 CT Tablets (Bottle)
Nutrition/Supplements	GX-Life DetoxMax 60 CT Softgels (Bottle)
Nutrition/Supplements	GX-Life Enzymax 60 CT Capsules (Bottle)
Nutrition/Supplements	GX-Life Advanced Probiotics 60 CT Vegetarian Capsules (Bottle)
Energy Drink	GX-Life Sustain 1 oz. Gel Packet (30 CT) (Box)
Energy Drink	GX-Life F.I.T.T. Extreme 12 CT 30 mL Gel Packs (Box)
Energy Drink	GX-Life F.I.T.T. Rx Gel 30 CT 30 mL Gel Packs (Box)
Tea	Herbal Soul Super Clearance 30 Ct 1.0mL Sachets (Jar)
Tea	Herbal Soul Mag Health 30 CT 1.0mL Sachets (Jar)
Tea	Herbal Soul NuDibe 30 CT 1.0mL Sachets (Jar)
Tea	Authentea Assortment Pack 30 CT 0.6mL Sachets (Tin Box)
Tea	Authentea Jasmine 30 CT 0.6mL Sachets (Jar)
Tea	Authentea Apple Iced Green 30 CT 0.6mL Sachets (Jar)
Tea	Authentea Peach Iced Green 30 CT 0.6mL Sachets (Jar)
Tea	Authentea Blueberry Black 30 CT 0.6mL Sachets (Jar)
Tea	Authentea Organic Black 30 CT 0.6mL Sachets (Jar)
Tea	Authentea Organic Green 30 CT 0.6mL Sachets (Jar)
Teaware	10 Piece Tea Set
Teaware	8 Piece Tea Set
Teaware	7 Piece Tea Set

More information about GX-Life and the products that it offers can be found on our website at: www.gx-life.com

GX-Life Global Compensation Plan

GX-Life Members have the ability to earn sales commissions so long as the individual meets certain requirements pertaining to his or her membership status. All new GX-Life Members initially enroll in the GX-Life Global Compensation Plan at an Associate level after submitting a signed application to GX-Life and paying a US$79 annual membership fee to GX-Life (the “Annual Fee”). After being enrolled at an Associate level, GX-Life Members may advance to any of the following status levels at any time by meeting the corresponding requirements and earn the status level’s respective commission rates shown in the table below. All GX-Life Members may continue to participate in the GX-Life Global Compensation Plan by paying the Annual Fee when such fee becomes due and payable for the GX-Life Member.

The information set forth below only represents a summary of the GX-Life Global Compensation Plan. Commission rates, payouts, and other bonuses are subject to additional qualifications and requirements. You are encouraged to review GX-Life's Global Compensation Plan in its entirety. The GX-Life Global Compensation Plan may be found at www.gx-life.com:

Title	Qualifications	Commission Rate	GX Coin Purchase Reward
Associate	• Submit signed application to the Company • Payment of $79 Annual Fee	• Mentor Bonus	N/A
Bronze Advisor	• $100 Personal Volume • 1 Active Leg	• Mentor Bonus • 4% on GX-Life Member’s first downline level	10 GX Coins per month at 20% discount
Bronze Star	• $100 Personal Volume • 2 Active Legs • $500 in Downline Volume	• Mentor Bonus • 6 % on GX-Life Member’s first downline level • 2% of GX-Life Member’s second Downline Member	25 GX Coins per month at 20% discount
Bronze Elite	• $100 Personal Volume • 3 Active Legs • $800 in Downline Volume	• Mentor Bonus • 7 % on GX-Life Member’s first Downline Member • 3% of GX-Life Member’s second Downline Member • 2% of GX-Life Member’s third Downline Member	50 GX Coins per month at 20% discount
Silver Advisor	• $100 Personal Volume • 3 Active Legs • $1,500 in Downline Volume

•    Mentor Bonus

•    8% on GX-Life Member’s first Downline Member

•    5% of GX-Life Member’s second Downline Member

•    3% of GX-Life Member’s third Downline Member

•    2% of GX-Life Member’s fourth Downline Member

100 GX Coins per month at 20% discount
Silver Star	• $100 Personal Volume • 3 Active Legs • $3,000 in Downline Volume

•    Mentor Bonus

•    8% on GX-Life Member’s first Downline Member

•    6% of GX-Life Member’s second Downline Member

•    5% of GX-Life Member’s third Downline Member

•    3% of GX-Life Member’s fourth Downline Member

•    2% on GX-Life Member’s fifth Downline Member

150 GX Coins per month at 20% discount
Silver Elite	• $100 Personal Volume • 3 Active Legs • $6,000 in Downline Volume

•    Mentor Bonus

•    8% on GX-Life Member’s first Downline Member

•    7% of GX-Life Member’s second Downline Member

•    6% of GX-Life Member’s third Downline Member

•    5% of GX-Life Member’s fourth Downline Member

•    3% on GX-Life Member’s fifth Downline Member

•    2% on GX-Life Member’s sixth Downline Member

200 GX Coins per month at 20% discount
Gold Pro	• $100 Personal Volume • 3 Active Legs • $12,000 in Downline Volume • 1 additional leg at Silver Elite or higher

•    Mentor Bonus

•    8% on GX-Life Member’s first Downline Member

•    7% of GX-Life Member’s second Downline Member

•    6% of GX-Life Member’s third Downline Member

•    5% of GX-Life Member’s fourth Downline Member

•    3% on GX-Life Member’s fifth Downline Member

•    2% on GX-Life Member’s sixth Downline Member

500 GX Coins per month at 20% discount

Gold Leader	• $100 Personal Volume • 3 Active Legs • $30,000 in Downline Volume • 2 additional legs at Silver Elite or higher

•    Mentor Bonus

•    8% on GX-Life Member’s first Downline Member

•    7% of GX-Life Member’s second Downline Member

•    6% of GX-Life Member’s third Downline Member

•    5% of GX-Life Member’s fourth Downline Member

•    3% on GX-Life Member’s fifth Downline Member

•    2% on GX-Life Member’s sixth Downline Member

1,000 GX Coins per month at 20% discount
Gold Manager	• $100 Personal Volume • 3 Active Legs • $75,000 in Downline Volume • 3 additional legs at Silver Elite or higher

•    Mentor Bonus

•    8% on GX-Life Member’s first Downline Member

•    7% of GX-Life Member’s second Downline Member

•    6% of GX-Life Member’s third Downline Member

•    5% of GX-Life Member’s fourth Downline Member

•    3% on GX-Life Member’s fifth Downline Member

•    2% on GX-Life Member’s sixth Downline Member

2,000 GX Coins per month at 20% discount
Platinum Director	• $100 Personal Volume • 3 Active Legs • $200,000 in Downline Volume • 3 additional legs at Silver Elite or higher, plus one new generation (new Silver Elite) per year

•    Mentor Bonus

•    8% on GX-Life Member’s first Downline Member

•    7% of GX-Life Member’s second Downline Member

•    6% of GX-Life Member’s third Downline Member

•    5% of GX-Life Member’s fourth Downline Member

•    3% on GX-Life Member’s fifth Downline Member

•    2% on GX-Life Member’s sixth Downline Member

3,000 GX Coins per month at 20% discount
Platinum Executive	• $100 Personal Volume • 3 Active Legs • $600,000 in Downline Volume • 3 additional legs at Silver Elite or higher, plus one additional leg at Gold Manager or higher, plus one new generation per year

•    Mentor Bonus

•    8% on GX-Life Member’s first Downline Member

•    7% of GX-Life Member’s second Downline Member

•    6% of GX-Life Member’s third Downline Member

•    5% of GX-Life Member’s fourth Downline Member

•    3% on GX-Life Member’s fifth Downline Member

•    2% on GX-Life Member’s sixth Downline Member

4,000 GX Coins per month at 20% discount
Platinum President

•    $100 Personal Volume

•    3 Active Legs

•    $1,800,000 in Downline Volume

•    3 additional legs at Silver Elite or higher, plus two additional legs at Gold Manager or higher, plus one new generation per year

•    Mentor Bonus

•    8% on GX-Life Member’s first Downline Member

•    7% of GX-Life Member’s second Downline Member

•    6% of GX-Life Member’s third Downline Member

•    5% of GX-Life Member’s fourth Downline Member

•    3% on GX-Life Member’s fifth Downline Member

•    2% on GX-Life Member’s sixth Downline Member

5,000 GX Coins per month at 20% discount

GX-Life Members enrolling within the GX-Life Global Compensation Plan may purchase GX-Life products solely for their own personal consumption, for resale to customers, or both. Newly enrolled GX-Life Members are assigned into network positions that can be “under” other GX-Life Members, which is referred to as “downline” (such members, "Downline Members"). Downline Members can also enroll new GX-Life Members creating additional levels within the structure. GX-Life may seek new GX-Life Members by conducting introductory seminars about its business and products. Although GX-Life has not held any such seminars at this time, people are often attracted to become GX-Life Members after using GX-Life products. People seeking new opportunities for income can build a network of GX-Life Members and sell GX-Life products to customers. Financial incentives are provided by GX-Life to those who succeed in building their member network. However, GX-Life Members are not required to enroll other GX-Life Members as their Downline Member. GX-Life Members receive product samples, brochures, and other sales materials from GX-Life, but GX-Life Members are primarily responsible for enrolling and educating their new Downline Members with respect to GX-Life's products and the compensation that members receive under the GX-Life Global Compensation Plan, and how to build a successful membership network. GX-Life Members are also able to purchase products directly from GX-Life at wholesale prices via the internet.

Under the GX-Life Global Compensation Plan, Associates may earn sales commissions if they qualify for a Mentor Bonus. GX-Life Members who are above the Associate status level may earn sales commissions on their Downline Member’s product sales, subject to certain conditions, up to six levels below them on their trees. GX-Life Members may earn commissions based on a product’s “Qualifying Volume” and “Commissionable Volume”. Qualifying Volume is equal to a product retail price. Commissionable Volume is the volume on which commissions are paid. In addition to these commissions, GX-Life Members who have achieved Gold Pro status or above have the opportunity to earn a “Turbo Infinity Bonus”, whereby a percentage is paid on all commissionable volume on level seven and below, and a “Check-Match” bonus that provides members an additional cash bonus, subject to certain restrictions. Commissions for higher status levels range from 2% - 8% of sales volume depending on the GX-Life Member’s status level and position in his/her tree. GX-Life Members are paid monthly commissions for product sales purchased by a GX-Life Member’s Downline Member network across all geographic markets, except in China (see discussion entitled Selling Activities in China below), where such commissions, if any, are paid pursuant to the local laws and regulations within that country. GX-Life's Global Compensation Plan enables a GX-Life Member located in one country to sponsor other GX-Life Members located in other countries. As the GX-Life Member’s business expands or his/her status level increases, the GX-Life Member receives higher commissions payouts when his/her Downline Members sell GX-Life products to consumers. Commission increases occur when the number of levels of Downline Members included within the GX-Life Member’s commissionable group increases, and the number of memberships directly below the GX-Life Member increases.

From time to time, GX-Life may make modifications and enhancements to the GX-Life Global Compensation Plan to help motivate GX-Life Members. GX-Life may also enter into agreements for business or market development, which may result in additional compensation to specific GX-Life Members. GX-Life intends to continue to examine and adjust the GX-Life Global Compensation Plan to reflect marketplace competition, demand, and U.S. regulations and foreign jurisdictions. Because of this, GX-Life recognizes that the compensation and rewards available under the GX-Life Global Compensation Plan may be different across different jurisdictions.

GX Coin and GX Coin Rewards

GX-Life entered into an Access and Services Agreement (see discussion above) with Great Coin that would allow GX-Life to distribute rewards to GX-Life Members in the form of GX Coins. GX Coin is a cryptocurrency that functions as a store of value and medium of exchange that was created by Great Coin and is intended to be traded on the GX Coin Platform, where the price of GX Coin may fluctuate depending on traditional market forces. GX-Life intends to use GX Coins as part of the GX-Life Global Compensation Plan for GX-Life Members. In order to qualify for GX Coin related benefits, GX-Life Members must apply and qualify for and enroll in the GX Coin Platform.

When GX-Life Members are eligible to receive commissions, GX-Life Members have the option of receiving commissions in the form of either a debit card, ACH deposit or GX Coins. As an additional benefit to GX-Life Members, commissions paid via GX Coin shall be eligible for the GX Coin Commission Discount (defined below). GX-Life Members have the opportunity to receive their commissions in GX Coins at a twenty percent (20%) discount (such program, the "GX Coin Commission Discount") from the "GX Coin Market Price" (i.e., the three day volume weighted average price (“VWAP”) for GX Coin on the GX Coin Platform); the GX Coin Commission Discount is capped at 1,000,000 (one million) GX Coins to GX-Life Members, on an aggregate basis, after which time GX-Life Members receiving commissions in the form of GX Coins will be subject to a valuation of such GX Coins at the GX Coin Market Price. Pursuant to this program, GX-Life Members are allowed to earn up to 100% of their total accrued commissions in the form of GX Coins. This benefit is independent of the GX Coin Purchase Reward discussed below. If a GX-Life Member no longer meets the requirements applicable to his/her status level, such GX-Life Member shall nonetheless retain access to the GX Coin Platform (including, without limitation, such former GX-Life Member's Platform Account and digital wallet) as a user that is not a GX-Life Member.

Additionally, GX-Life Members may purchase a limited number of GX Coins (such program, the "GX Coin Purchase Reward"), at a twenty percent (20%) discount from the GX Coin Market Price. Under the GX Coin Purchase Reward, GX-Life Members may be able to purchase 10-5,000 GX Coins per month, depending on the GX-Life Member’s status level. The GX Coin Purchase Reward is capped at 1,000,000 (one million) GX Coins to GX-Life Members, on an aggregate basis, after which time GX-Life Members would purchase GX Coins at the GX Coin Market Price.

Under GX-Life’s prior compensation plan, certain members were designated as “VIP Members” and accumulated membership points. Under the current GX-Life Global Compensation Plan, the historical VIP Member status designation no longer exists, and GX-Life Members are no longer able to earn membership points. To accommodate the former VIP Members who had already accumulated membership points, GX-Life allowed former VIP Members to exchange their membership points for value in either fiat currency or GX Coin. From January 2016 through June 2016, the majority of former VIP Members exchanged their respective membership points for GX Coins and membership points with an aggregate value of US$5,337,348 were exchanged for 4,896,487 GX Coins as a result. Some former VIP Members have not exchanged their historical membership points for value in either fiat currency or GX Coin and still have the ability to do so. These former VIP Members currently hold membership points with an aggregate value of US$181,019, which may be exchanged for either fiat currency or GX Coins going forward at the GX Coin Market Price.

GX-Life Members who acquire GX Coins may (i) keep the GX Coin in their respective digital wallets, or (ii) sell the GX Coin in exchange for fiat currency by utilizing the GX Coin Platform.

The GX Coin Platform

GX-Life Members and other users that are not GX-Life Members may utilize Great Coin’s GX Coin Platform by applying for access to the GX Coin Platform, agreeing to additional terms and conditions as necessary, and opening an account on the GX Coin Platform (a "Platform Account"), all of which may be completed online. Once a user's Platform Account is established, a unique and encrypted digital wallet that stores GX Coins will be issued by Great Coin to such user. Upon the completion of Great Coin’s administrative review and registration approval process, each user (including GX-Life Members) may begin to use its Platform Account to sell (or purchase) GX Coins in exchange for fiat currency. As discussed above, neither the Company nor GX-Life administers or controls the GX Coin Platform, and GX-Life’s ability to access the GX Coin Platform for use by GX-Life Members is based on the Access and Services Agreement between GX-Life and Great Coin.

The Access and Services Agreement takes the form of a service contract under applicable accounting guidance, and when a GX-Life Member elects to receive his or her commissions in the form of GX Coins, GX-Life will record revenue based on its revenue recognition policies. The amount payable to Great Coin by GX-Life for the delivery of GX Coins to the GX-Life Member is an amount equal to: (i) 20% of the GX Coin Market Price of GX Coins delivered to such GX-Life Member for the first US$4,000,000 worth of GX Coins delivered, and (ii) 50% of the GX Coin Market Price of GX Coins delivered thereafter, in each case without reference to the GX Coin Commission Discount, the GX Coin Purchase Reward or any other discounts or incentives that may apply at the time such GX Coins are delivered.

For example, if a GX-Life Member has earned US$100 in commissions and elects to receive those commissions in the form of GX Coins (and assuming that the 20% discount is available under the GX Coin Commission Discount because the GX-Life Members have not yet received commissions in the form of GX Coins in an aggregate amount of 1,000,000 GX Coins), GX-Life will deliver a notice to Great Coin that instructs Great Coin to deliver US$125 worth of GX Coins into such GX-Life Member’s wallet. If GX Coins are valued at US$1 at the time such notice is delivered, Great Coin will be obligated to deliver 125 GX Coins into such GX-Life Member’s wallet. Assuming that less than US$4,000,000 in aggregate value of GX Coins have been delivered to that point, GX-Life will be obligated to pay US$25 to Great Coin, and GX-Life would recognize US$75 of revenue. Assuming that more than US$4,000,000 in aggregate value of GX Coins have been delivered to that point, GX-Life will be obligated to pay US$62.50 to Great Coin, and GX-Life would recognize US$37.50 of revenue.

As of March 15, 2016, Great Coin began accepting applications for digital wallets and commenced operations on the GX Coin Platform as of May 6, 2016. As of March 22, 2016, Great Coin was registered with the US Department of the Treasury’s Financial Crimes Enforcement Network ("FinCEN") as a money services business, as such term is defined under applicable FinCEN regulations.

More information about Great Coin and the GX Coin Platform can be found at: www.gx-coin.com.

Member Support

GX-Life is committed to providing a high level of support services tailored to the needs of GX-Life Members in each marketplace GX-Life is serving. GX-Life attempts to meet the needs and build the loyalty of GX-Life Members by providing personalized member services and a member service call center. GX-Life also maintains a prompt and easy-to-use product return policy (see “Product Warranties and Returns”). GX-Life believes that maximizing a GX-Life Member’s efforts by providing effective member support is the hallmark of GX-Life’s network marketing system that helps GX-Life Members build a profitable business supports GX-Life’s success.

GX-Life seeks to understand and satisfy the needs of GX-Life Members through product training meetings, regular conventions, web-based messages, member focus groups, regular telephone conference calls and other personal contacts with GX-Life Members. GX-Life's user-friendly websites provide product fulfillment and tracking services that result in timely product distribution that builds GX-Life Members’ reputation and highly rated customer satisfaction.

To help maintain communication with GX-Life Members, GX-Life expects to offer the following support programs:

☐	Teleconferences – teleconferences with associate field leadership on various subjects such as technical product discussions, member organization building and management techniques.

☐	Internet – GX-Life maintains a website at www.gx-life.com. On this website, the user can read company news, learn more about various products, sign up to be a GX-Life Member, place orders, and track the fulfillment and delivery of their orders.

☐	Product Literature – a variety of literature available to GX-Life Members, including product catalogs, informational brochures, pamphlets and posters for individual products, which are both printed and available online.

☐	Broadcast E-mail and Text Messages – announcements will be sent via e-mail and/or text messages to GX-Life Members who opt in to receive this form of communication.

☐	Social Media Tools – in some countries, GX-Life will maintain country-specific social media sites to foster a community environment around GX-Life's product offering and business opportunity.

Technology and Internet Initiatives

GX-Life believes that the internet is important to its business as more consumers communicate online and purchase products over the internet as opposed to traditional retail and direct sales channels. As a result, GX-Life has committed significant resources to its e-commerce capabilities, and the abilities of GX-Life Members to take advantage of the internet as most of GX-Life's sales take place via the internet. GX-Life offers a global web page that allows a GX-Life Member to have a personalized replicating website through which he or she can sell products in all of the countries in which GX-Life does business. Links to these websites can be found at GX-Life's main website for GX-Life Members at www.gx-life.com.

Member Ethics Policy

GX-Life's member policies and procedures establish the standards by which GX-Life Members conduct GX-Life business in each market. GX-Life communicates with GX-Life Members regarding business activities in an attempt to provide GX-Life Members with a “level playing field” so that one GX-Life Member may not be disadvantaged by the activities of another. GX-Life expects the highest level of professional conduct by GX-Life Members to present products and business opportunities in an ethical and professional manner. GX-Life Members are expected to become fully educated about GX-Life products they sell so that any presentations to customers are consistent with, and limited to, the product claims and representations made in GX-Life's literature.

GX-Life Members are independent contractors, not employees, and may act independently of GX-Life. Further, GX-Life Members may resign or terminate their membership at any time without notice. See “Risk Factors.”

Government Regulations – Consumer Products

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and other countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes. The laws and regulations in GX-Life's current markets often:

☐	impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and GX-Life Members;

☐	require GX-Life or GX-Life Members to obtain a license from, or register with, governmental agencies;

☐	impose reporting requirements; and

☐	impose requirements upon GX-Life, such as requiring GX-Life Members to maintain levels of retail sales to qualify to receive commissions, to ensure that GX-Life Members are being compensated for sales of products and not for recruiting new GX-Life Members.

The laws and regulations governing direct selling are modified from time to time, and, like other direct-selling companies, GX-Life may be subject from time to time to government reviews, examinations or investigations in GX-Life's various markets related to the GX-Life Direct-Selling Program. This can require GX-Life to make changes to its business model and aspects of the GX-Life Global Compensation Plan in the markets impacted by such changes and examinations.

Based on advice of GX-Life's engaged outside professionals in existing markets, the nature and scope of inquiries from government regulatory authorities and GX-Life's history of operations in those markets to date, GX-Life believes its method of distribution complies in all material respects with the laws and regulations related to direct selling of the countries in which GX-Life currently operates.

Selling Activities in China

GX-Life's expansion of operations into China is subject to risks and uncertainties related to general economic, political and legal developments in China, among other things. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling foreign exchange and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on GX-Life’s business in China and its prospects generally.

At the end of 2005, China adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent members. The Chinese government continues to scrutinize the activities of direct-selling companies. Because the regulatory environment in China is complex, GX-Life may be required to utilize a different business model from that which it offers in other markets in order for GX-Life’s operations in China to comply with applicable rules and regulations.

To allow GX-Life to operate under these regulations, GX-Life has created and introduced a model specifically for China to avoid conducting direct-selling activities in China. Consumers and GX-Life Members purchase GX-Life products via GX-Life's Hong Kong-based website or GX-Life's e-commerce retail platform in China. GX-Life believes that neither its Hong Kong-based website nor its e-commerce platform in China require a direct-selling license in China, which GX-Life currently does not hold. These features are not common to the business model that GX-Life employs elsewhere in the world and, until GX-Life receives a direct-selling license to conduct business in China, GX-Life's business model in China will continue to incorporate some or all of these features.

In order to obtain a direct selling license in China, the regulations require GX-Life to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. If GX-Life is able to obtain a direct selling license in China, GX-Life believes that the incentives inherent in the direct-selling model in China would incrementally benefit its existing business. Increased sales in China that could be derived from obtaining a direct selling license may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers and branch offices. For these reasons, GX-Life is unable to predict whether and when it will be successful in obtaining a direct selling license to operate in China, and if GX-Life is successful, when it will be permitted to conduct direct-selling operations and whether such operations would be profitable.

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. GX-Life cannot be certain that its business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact GX-Life’s business in China, result in regulatory investigations or lead to fines or penalties against GX-Life or the Company.

Despite China’s complex rules and regulations governing direct selling activities in China, no material changes to GX-Life’s business model have been required so far. However, GX-Life expects to receive continued guidance and direction as it works with foreign counsel to address its business model and any changes that need to be made to comply with China’s direct-selling regulations.

Regulation of GX-Life’s Products – United States and Overseas

Although GX-Life is not required to obtain governmental approval, including the U.S. Food and Drug Administration’s (“FDA”) approval, prior to selling its products to consumers, GX-Life’s products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities in the United States, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, State Attorneys General, and other state regulatory agencies. In GX-Life’s foreign markets, the products are generally regulated by similar government agencies.

GX-Life’s personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter (“OTC”) drug. In the United States, regulation of cosmetics is under the jurisdiction of the FDA. The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.” Among the products included in this definition are skin moisturizers, eye and facial makeup preparations, perfumes, lipsticks, fingernail polishes, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product. Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be inferred from marketing or product claims. The other markets in which GX-Life operates have similar regulations.  In China, personal care products are placed into one of two categories, “general” and “drug.” Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies. The product registration process in China for these products can take from nine to more than 18 months or longer.  Such regulations in any given market can limit GX-Life’s ability to import products and can delay product launches as GX-Life goes through the registration and approval process for those products.

The markets in which GX-Life operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  These regulations may require GX-Life to either modify a product or refrain from selling the product in a given market. As a result, GX-Life must regularly modify the ingredients and/or the levels of ingredients in its products for certain markets.  In some circumstances, the regulations in foreign markets may require GX-Life to obtain regulatory approval prior to the introduction of a new product or limit GX-Life’s use of certain ingredients altogether. There has been an increased movement in the United States and other markets to expand the regulation of dietary supplements. This could impose additional restrictions or requirements in the future. Because of this increased regulatory focus, GX-Life’s internal review efforts have been enhanced in order to comply with its understanding of current regulations.

FDA regulations require current good manufacturing practices (“cGMP”) for dietary supplements. The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for GX-Life and its vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products. The regulations also include requirements for record keeping and handling consumer product complaints. If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.

GX-Life’s business and products is subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AER’s”), which requires GX-Life to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of GX-Life’s products.

Most of GX-Life’s major markets also regulate advertising and product claims regarding the efficacy of products. This is particularly true with respect to GX-Life’s dietary supplements because GX-Life typically markets them as foods or health foods. For example, in the United States, GX-Life is unable to claim that any of its nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which GX-Life operates have not adopted similar legislation, although GX-Life may be subject to more restrictive limitations on the claims it can make about its products in these markets.

U.S. Federal Commodities Regulation.

As a result of our strategic partnership with Great Coin and GX-Life's use of GX Coin as a component of the GX-Life Global Compensation Plan, it is possible that our Company and/or any one or more of our affiliates could be subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”), depending on the CFTC’s views of the regulation of cryptocurrencies. In such event, the GX Coin Platform, which will be managed by Great Coin, may be required to be registered as a “swap execution facility”, as such term is defined by the Commodity Exchange Act, and we and/or one or more of our affiliates may be required to register with the CFTC.

Moreover, the CFTC retains enforcement authority over any contract or sale of any commodity in interstate commerce. Because the definition of "commodity" under the Commodity Exchange Act includes cryptocurrencies, the CFTC retains broad antifraud and anti-manipulation enforcement authority with respect to GX Coin transactions.

Except with respect to the CFTC's broad antifraud and anti-manipulation enforcement authority (discussed above), "spot" or "cash" contracts for commodities (including cryptocurrencies) are generally beyond the regulatory scope of the CFTC, so long as such contracts result in the immediate sale and delivery of the commodity. How the CFTC views what constitutes "actual delivery" in the context of cryptocurrencies is still a developing area of law and regulation. As a result, the CFTC's regulatory and enforcement authority and scope with respect to cryptocurrencies is still a moving target and subject to change as the market and the regulatory oversight landscape develops.

Money Transmitter Laws.

As a result of GX-Life’s use of GX Coin in connection with the GX-Life Global Compensation Plan, our Company and/or any one or more of our affiliates may have to register with FinCEN as a money services business, as such term is defined under applicable FinCEN regulations, and obtain state money transmitter (or its equivalent) licenses, as required by the relevant state laws.

Other Regulatory Issues

As a United States entity selling in foreign jurisdictions, GX-Life and/or the Company is subject to foreign exchange control, transfer pricing, and custom laws that regulate the flow of funds between our subsidiaries and use for product purchases, management services and contractual obligations, such as the payment of member commissions. As is the case with most companies that operate in GX-Life’s product categories, GX-Life might receive inquiries from time to time from government regulatory authorities regarding the nature of its business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.

Effect of Governmental Regulations

GX-Life is subject to general business and governmental regulations and laws relating to its business and products. Existing and future laws and regulations may impede the products that GX-Life sells to its consumers. These regulations and laws may cover items such as: e-commerce, product labeling, product ingredients, pricing, distribution, reporting, consumer protections, and other similar regulations. Unfavorable outcomes of these issues may negatively impact the Company’s business and results of operations.

Product Warranties and Returns – Consumer Products

GX-Life's refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. GX-Life's return policies typically conform to local laws or the recommendation of the local direct selling association. In most cases, GX-Life Members who timely return unopened product that is in resalable condition may receive a refund. The amount of the refund may be dependent on the country in which the sale occurred, the timeliness of the return, and any applicable re-stocking fee. However, GX-Life Members must notify GX-Life about any product returns in writing, and such returns may lead to the GX-Life Member’s termination or a reduction in the GX-Life Member’s commissions with GX-Life. Furthermore, GX-Life may alter its return policy in response to special circumstances from time to time.

GX-Life’s Industry

GX-Life is engaged in the direct-selling industry, selling wellness, herbal, beauty, lifestyle and home products to consumers. More specifically, GX-Life is engaged in what is called network marketing. This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, skin-care products, nutrition supplements, and energy and tea products to consumers. Generally, direct selling is based upon an organizational structure in which independent members purchasing a company’s products are compensated for sales made directly to consumers.

Competition

The direct-selling and/or network marketing industry include very diverse companies, with giant multinational corporations as well as smaller, local operators competing amongst each other. Bigger companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Herbalife, Ltd, which have much greater name recognition and financial resources than GX-Life does and also have many more members. These companies are publicly traded. GX-Life faces significant competition from a wide variety of medium and small-sized privately held companies, many of whom compete directly with GX-Life. GX-Life believes that its distribution of MADE IN USA products gives it a competitive advantage over its peers that do not distribute such products, as GX-Life believes these products are in great demand in the Chinese, Taiwanese and Hong Kong markets. GX-Life believes that incorporating GX Coins into the GX-Life Global Compensation Plan gives GX-Life a competitive advantage because it differentiates and distinguishes GX-Life from other competing businesses that do not offer GX Coins or similar types of programs.

GX-Life's ability to compete with other companies depends, in significant part, on GX-Life's success in attracting and retaining GX-Life Members. There can be no assurance that GX-Life's programs for attracting and retaining GX-Life Members will be successful. The pool of individuals interested in GX-Life's business model is limited in each market, and it is further reduced to the extent that other companies successfully attract these individuals into their businesses. Although GX-Life believes that it offers an attractive opportunity for GX-Life Members, there can be no assurance that other companies will not be able to recruit existing GX-Life Members or deplete the pool of potential members in a given market.

Furthermore, the network and direct-selling channel tends to sell products at a higher price compared to traditional retailers, which poses a degree of competitive risk. There is no assurance that GX-Life would continue to compete effectively against retail stores, internet-based retailers, or other direct sellers.

Current Membership Status of GX-Life

As of July 7, 2016, GX-Life currently has 125 GX-Life Members, of which 10 are Associate members, and 115 are GX-Life Members in higher status levels. On average, GX-Life enrolls approximately 8 new GX-Life Members per month. As of July 7, 2016, GX-Life has received approximately US$5.5 million where the majority of the funds received were based on deposits from previously enrolled GX-Life Members under the prior compensation plan in the GX-Life Direct-Selling Program.

EB-5 Business

Acquisition of Global Future Regional Center, LLC (f/k/a Powerdyne Regional Center, LLC)

On March 26, 2015, the Company entered into a Membership Interest Purchase and Sale Agreement (the “Membership PSA”) with Powerdyne, Inc. (the “Selling Entity”), an entity which owned 100% of the membership interests in Powerdyne Regional Center, LLC (“Powerdyne” or “Regional Center”). Powerdyne is an EB-5 Regional Center (USCIS ID Number 1215250671) that was approved by the USCIS on March 28, 2013. The closing (“Closing”) of the Membership PSA occurred on March 27, 2015.

Shortly after the Closing, the Company submitted an Amendment to Articles of Organization (the “Amended Articles”) of Powerdyne to change its name to “Global Future City Regional Center, LLC” to better align its identity and brand with the Company. Such Amended Articles was filed and approved by the California Secretary of State on April 9, 2015.

The Regional Center

Congress created the EB-5 program in 1990 to benefit the U.S. economy by attracting investments from qualified foreign investors. Under the program, each investor is required to demonstrate that at least 10 new jobs were created or saved as a result of the EB-5 investment, which must be a minimum of $500,000 if the funds are invested and are at “risk” in certain high-unemployment or rural areas. In 1992, Congress enhanced the economic impact of the EB-5 program by permitting the designation of regional centers to pool EB-5 capital from multiple foreign investors for investment in USCIS-approved economic development projects within a defined geographic region. Today, approximately 95% of all EB-5 capital is raised and invested by regional centers.

An EB-5 regional center is an organization, designated and regulated by the USCIS, which facilitates investments in job-creating economic development projects by pooling capital raised under the EB-5 immigrant investor program. Regional centers can be publicly owned, (e.g. by a city, state, or regional economic development agency), privately owned, or be a public-private partnership. Regional centers use economic analysis models, including those developed by the U.S. Department of Commerce, to demonstrate that job creation targets required by law have been achieved. For investments made through regional centers, at least 10 direct, indirect, or induced jobs must be created.

The Company plans to continue to expand the Regional Center’s emerging EB-5 business by funding the Regional Center’s business ventures (such as purchasing real estate development property). The Regional Center feels it is well-positioned to take advantage of potential real estate developments and plans to support the real estate developments with investments from foreign investors through the EB-5 program.

Powerdyne’s existing status as a designated regional center prior to its acquisition by the Company allows the Company to avoid the costly regional center designation process and begin the Regional Center’s EB-5 investment process. First, the Regional Center plans to find qualified foreign investors looking to take advantage of the EB-5 process. The Regional Center will then conduct due diligence on the investor and the investor will select a qualified project to invest in as well as conduct its own related due diligence. Each regional center operates in a fixed geographic area covering certain approved businesses or “projects.” Each investor, along with other qualified investors, must invest at least $500,000 in this “new commercial enterprise” either directly or through a separate “job creating entity” to create at least 10 full time positions per investor in order to qualify under the EB-5 guidelines. There are specific, employment-related factors that must be met to qualify as an approved project. The Regional Center then plans to manage the development of the projects and related entities and submit a comprehensive business plan to the USCIS for approval. The Regional Center is currently approved in San Bernardino County and Riverside County, California and is capable of expanding into counties that border the aforementioned counties as well.

Upon the Regional Centers and investor’s completion of the due diligence process, the parties’ execute subscription documentation and related transactional documents and the investor contributes its initial investment funds. The EB-5 investor then will receive the assistance of an immigration attorney to complete the EB-5 process following the completion of the investment. The EB-5 investor will also have to show that the invested capital has been obtained through lawful means. The EB-5 petition must be accompanied by an extensive source of fund report, usually prepared by an attorney or auditor, including but not limited to supporting documentations such as foreign business registration records, corporate, partnership and personal tax returns filed within the last 5 years, evidence identifying the sources of capital, and investor’s level of income during the previous 5 years, etc.

Acquiring lawful permanent residence (“Green Card”) through EB-5 is a 3 step process. First, the successful applicant must obtain approval of his or her Form I-526 Petition for an Alien Entrepreneur. According to the information posted on the USCIS website, the average processing time for the immigrant investor program office as of February 28, 2015, to process the investor’s I-526 application is approximately 14.2 months. After the I-526 application is approved by USCIS, the investor must file an I-485 application to adjust status to lawful permanent resident, or apply for an immigrant visa at a U.S. Consulate or embassy outside of United States. The EB-5 applicants (and his or her derivative family members) are granted conditional permanent residence for a 2-year period upon approval of the I-485 application or upon entry into the United States with an EB-5 immigrant visa. Third, a Form I-829 Petition by an Entrepreneur to Remove Conditions must be filed 90 days prior to the 2-year anniversary of the granting of the EB-5 applicant’s conditional Green Card. If this petition is approved by the USCIS, the EB-5 applicant will be issued a new Green Card without any further conditions attached to it, and will be allowed to permanently live and work in the United States. According to the information posted on the USCIS website, the average processing time for the immigrant investor program office as of February 28, 2015, to process the investor’s I-829 application is approximately 12.3 months.

The Company intends that the Regional Center will operate by acquiring qualified investment projects (i.e.: real estate development projects) only if the projects meet the Regional Center’s then-existing internal requirements and other requirements related to the Regional Center’s business operations including but not limited to, requirements regarding the location of the project, the length of time to complete the project, and the attractiveness of the project to foreign investors. The Regional Center does not state or guarantee a specific amount of return that a foreign EB-5 investor may receive on his or her investment, or guarantee that the principal amount invested will be returned at a specific time. Furthermore, the Regional Center discloses to the EB-5 investor that his or her entire investment is “at risk” where it may be possible that all or part of the capital investment made may be lost.

The Regional Center intends to derive revenue by collecting management fees for overseeing the development of a qualified investment project. However, there are no assurances that the Company will be able to successfully deploy the Regional Center’s EB-5 business plan or that the execution of said plan will be profitable. As of the date of this filing, the Regional Center has initiated the review of projects which may meet its EB-5 requirements, but has not yet selected an EB-5 investment project that meets its internal criteria. The Regional Center may never be able to select an EB-5 investment project that meets its internal criteria, which is subject to change at any time. There are currently zero (0) foreign investors in the Regional Center’s EB-5 program, and there may never be any foreign investors in the Regional Center’s EB-5 program.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in the Company’s report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 13, 2016. Such policies have not changed during the six months ended June 30, 2016.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” – Narrow-Scope Improvements and Practical Expedients. The amendments in this Update clarity the objective of the collectability criterion in Step 1 of the new revenue recognition model. The objective is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. The amendments in this Update also add a new criterion to paragraph 606-10-25-7 to clarity when revenue would be recognized for a contract that fails to meet the criteria in Step 1. That criterion allows an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable. Amendments in this Update permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts. The amendments in this Update clarity that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments in this Update affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

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

Results of Operations

For the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue, net	$3,164,159	$–	$3,164,159	100%
Cost of product sales	3,011	–	3,011	100
Gross profit	3,161,148	–	3,161,148	100
Selling and marketing	543,432	251	543,181	*
General and administrative	1,094,334	164,829	929,505	564
Interest expense, net	25,488	28,505	(3,017)	(11)
Loss (gain) on extinguishment of debt	9,627	(2,089)	11,716	561
Other	–	600	(600)	(100)
Net (loss) income	$1,488,267	$(192,096)	$1,680,363	875%

* Not Meaningful

Revenues

	For the Three Months Ended June 30,
	2016	2015
Related party commissions (1)	$3,153,134	$–
Loyalty program related benefits (1)	–	–
Product sales (2)	7,350	–
Membership fees (2) (3)	3,675	–
Total revenue, net	$3,164,159	$–

(1)

With respect to member conversions under the Q2 Plan, the Company receives a related party conversion commission of 80% of the conversion price, up to $4,000,000 in conversion proceeds and 50% of the conversion price thereafter. The commission revenue is net of all related accrued member benefits in accordance with ASC 605-50.

(2)	In certain circumstances, the Company has waived membership fees and starter kit fees for some VIP members that were under the Q2 plan.

(3)	Membership fees are amortized over a twelve-month period.

Revenues, net

Revenues were $3,164,159 and zero for the three months ended June 30, 2016 and 2015, respectively. These increases are directly related to the influx of new member’s in our direct selling program and related deposits, membership and starter kit fees under the Q2 plan. The primary increase relates to $3,153,134 of related party commissions earned through the members’ conversion of deposits (including accrued rewards points) to GX-Coin during the quarter. We also recorded $7,350 in starter kit revenue which members purchased as a part of the registration process, and $3,675 of membership fees which we amortize over the requisite membership period or twelve months.

Cost of Product Sales

Cost of product sales were $3,011 and zero for the three months ended June 30, 2016 and 2015, respectively. This amount relates to the cost of the starter kits that were required to be purchased as part of the initial membership registration process under the Q2 plan.

Selling and Marketing Expenses

Selling and marketing expenses were $543,432 for the three months ended June 30, 2016, an increase of $581,962, from $251 for the three months ended June 30, 2015. These costs are a result of the commencement and growth of our direct selling program and were primarily attributable to travel costs of $321,357, warehouse costs of $36,245 and consulting fees of $59,261.

General and Administrative Expenses

General and administrative expenses were $1,094,334 for the three months ended June 30, 2016, an increase of $929,505 or 564 percent, from $164,829 for the three months ended June 30, 2015. These costs are a result of the commencement and growth of our direct selling program and include legal, consulting and professional services of $475,248, employee compensation and benefits expenses of $561,824, occupancy costs of $75,463, and investor relations expenses of $54,940.

Interest Expense, net

Interest expense, net was $25,488 for the three months ended June 30, 2016, a decrease of $3,017 or 11 percent, from $28,505 for the three months ended June 30, 2015. The decrease was primarily attributable to a reduction of our debt.

Loss (Gain) on Extinguishment of Debt

The was a loss on extinguishment of debt of $9,624 for the three months ended June 30, 2016 as a result of a settlement with one of our noteholders. The gain on extinguishment of debt for the three months ended June 30, 2015 was primarily due to gain on settlements with two vendors of $2,089.

For the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue, net	$3,412,318	$–	$3,412,318	100%
Cost of product sales	4,261	–	4,261	100
Gross profit	3,408,057	–	3,408,057	100
Selling and marketing	908,351	84,648	823,703	973
General and administrative	2,207,801	221,174	1,986,627	898
Interest expense, net	50,031	56,891	(6,860)	(12)
Gain on extinguishment of debt	9,627	(279,823)	289,450	103
Other	–	1,200	(1,200)	(100)
Net (loss) income	$232,247	$(84,090)	$316,337	376%

Revenues

	For the Six Months Ended June 30,
	2016	2015
Related party commissions (1)	$3,520,545	$–
Loyalty program related benefits (1)	(129,502)	–
Product sales (2)	14,550	–
Membership fees (2) (3)	6,725	–
Total revenue, net	$3,412,318	$–

(1)

With respect to member conversions under the Q2 plan, the Company receives a related party conversion commission of 80% of the conversion price, up to $4,000,000 in conversion proceeds and 50% of the conversion price thereafter. The commission revenue is net of all related accrued member benefits in accordance with ASC 605-50.

(2)	In certain circumstances, the Company has waived membership fees and starter kit fees for some VIP members.

(3)	Membership fees are amortized over a twelve-month period.

Revenues, net

Revenues were $3,412,318 and zero for the six months ended June 30, 2016 and 2015, respectively. These increases are directly related to the influx of new member’s in our direct selling program and related deposits, membership and starter kit fees under the Q2 plan. The primary increase relates to $3,520,545 of related party commissions earned through the members’ conversion of deposits (including accrued rewards points) to GX-Coin during the quarter. We also recorded $14,550 in starter kit revenue which members purchased as a part of the registration process, and $6,725 of membership fees which we amortize over the requisite membership period or twelve months.

Cost of Product Sales

Cost of product sales were $4,261 and zero for the six months ended June 30, 2016 and 2015, respectively. This amount relates to the cost of the starter kits that are required to be purchased as part of the initial membership registration process under the Q2 plan.

Selling and Marketing Expenses

Selling and marketing expenses were $908,351 for the six months ended June 30, 2016, an increase of $823,703 or 973 percent, from $84,648 for the six months ended June 30, 2015. These costs are primarily a result of the commencement and growth of our direct selling program and include travel expenses of $593,345, promotional product costs of $115,348, warehouse costs of $48,765, and stock-based expenses for shares issued to marketing consultants of $73,320.

General and Administrative Expenses

General and administrative expenses were $2,207,801 for the six months ended June 30, 2016, an increase of $1,986,627 or 898 percent, from $221,174 for the six months ended June 30, 2015. These costs are primarily a result of the commencement and growth of our direct selling program and include legal, consulting and professional services of $1,154,069, employee compensation and benefits expenses of $691,874, inclusive of stock compensation expense of $146,082, occupancy costs of $152,819 and investor relations expenses of $96,228.

Interest Expense, net

Interest expense, net was $50,031 for the six months ended June 30, 2016, a decrease of $6,860 or 12 percent, from $56,891 for the six months ended June 30, 2015. The decrease was primarily attributable to the reduction of our debt.

Loss (Gain) on Extinguishment of Debt

There was a loss on extinguishment of debt of $9,624 for the three months ended June 30, 2016 as a result of a settlement with one of our noteholders. The gain on extinguishment of debt for the six months ended June 30, 2015 was attributable to settlements and write-offs of accounts payable of $194,040, accrued expenses of $25,783, notes payable of $45,000, advances from related parties of $15,000, and vendor settlements of $2,089. The accounts payable write-offs were a result of certain payables reaching or expected to reach their statute of limitations for the vendor to legally enforce the liability or are contested invoices where the Company believed they were erroneously or incorrectly billed, or the services were not performed in accordance with the agreement, and a favorable outcome is probable.

Liquidity and Capital Resources

Liquidity

As of June 30, 2016, our principal source of liquidity is from cash proceeds from our sale of common stock.

As of June 30, 2015, our principal source of liquidity was from the receipt of $3,000,000 from Mr. Lei Pei through the sale of 6,000,000 shares of newly issued common stock. The receipt of the $3,000,000 was received on March 30, 2015, and has been used to fund our operating costs, operating and marketing of our newly acquired businesses, general corporate purposes, working capital requirements, and expansion plans through the end of 2015. Prior to this stock sale, we funded our operations through the issuance of issuance of debt instruments and sales of our common stock.

As of June 30, 2016, our cash and cash equivalents were $1,959,732 and we had working capital of $2,420,560. We will continue to seek to raise capital through the issuance of stock and debt to fund the requirements of our businesses.

During the six months ended June 30, 2016, we reduced our notes payable by $230,000 through repayments. For the six months ended June 30, 2015 we reduced our notes payable by $45,000 through a debt write-off and note settlement.

Equity

During the three months ended March 31, 2015, we issued 6,000,000 shares of common stock resulting in $3,000,000 in cash proceeds to us.

During the six months ended June 30, 2016, the Company received written and verbal commitments for 1,000,000 shares under the S-1 for a total of $3,500,000. However, certain investors either did not (i) transmit their respective funds to purchase their shares, or (ii) provided the appropriate written documentation to the Company prior to the S-1 becoming ineffective. As a result, we were only able to appropriately document the sale of 759,453 shares under the S-1 for a total of US$2,658,086, and sold an additional 48,104 shares to certain individuals in exchange for noncash consideration. We still have verbal commitments from these individual(s) to purchase the remaining balance of the shares, however, these shares are considered unsold until the S-1 is declared effective again by the SEC, and the Company receives the appropriate written documentation and funds to purchase the shares.

Cash Flows

The following table sets forth our cash flow information as follows:

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Operating activities	$(744,593)	$(343,126)	(401,467)	(117.0)%
Investing activities	(409,748)	(175,000)	(234,748)	(134.1)%
Financing activities	2,458,668	1,959,569	499,099	25.5%

Operating Activities

During the six months ended June 30, 2016, we had net cash outflows from operating activities of $744,593, an increase in outflows of $ 401,467 or 117.0 percent compared to outflows of $343,126 for the six months ended June 30, 2015. The increase in outflows primarily relates to purchases of inventory related to our direct selling business, higher affiliate advances for allocated costs for the second quarter and prepaid expenses, offset by net income for period, increases in stock compensation and loss on extinguishments of debt.

Investing Activities

During the six months ended June 30, 2016, we had net cash outflows from investing activities of $409,748, a decrease of $234,748 or 134.1 percent compared to outflows of $175,000 for the six months ended June 30, 2015. The increase in cash outflow primarily relates to property and equipment purchased related to the commencement of substantial GX-Life operations and continued growth.

Financing Activities

During the six months ended June 30, 2016, we had net cash inflows from investing activities of $2,458,668, an increase of $499,099 or 25.5 percent compared to inflows of $1,959,569 for the six months ended June 30, 2015. The increase primarily relates to reductions in related party advances, partially offset by reduction in capital we received from the sale of our common stock from the prior period and repayments to noteholders.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

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

Based on management’s evaluation, the Certifying Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level, and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of June 30, 2016.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 3, 2016 (the “Filing Date”), Kevin McAllister (“Claimant”) filed a claim against the Company and its CFO and director, Michael Dunn, as an individual (collectively, the “Defendants”), for (i) breach of contract and (ii) fraud with the Superior Court of California, County of Orange, in Santa Ana, California. Claimant alleges that he entered into a written contract, a convertible promissory note (the “McAllister Note”), with the Company on or around December 4, 2014, but that the Company breached the McAllister Note by failing to make certain payments owed to Claimant under the terms of the note. Claimant is also alleging that Defendants agreed to perform its duties under the McAllister Note, but because Defendants have not performed or paid Claimant yet, Claimant alleges that Defendants never intended to pay the amounts owed under the McAllister Note. Furthermore, Claimant alleges that the Company has misrepresented information in its financial statements that the McAllister Note (and other debt), has or will be paid, when the Company allegedly refuses to pay such note (and other debt). Claimant is seeking approximately $182,583.26 in damages as well as costs of collection, attorney’s fees, punitive damages, and expenses.

On June 30, 2016, the Claimant and Defendants entered into a settlement agreement (the “Settlement Agreement”) whereby the Company agreed to pay Claimant $160,000 (the “Settlement Amount”) in full satisfaction of any and all claims related to the Action. The Settlement Amount was paid to Claimant on July 1, 2016. On July 7, 2016, a Request for Dismissal to dismiss the entire Action against the Defendants from all causes of action was filed with prejudice in the Superior Court of California, County of Orange, in Santa Ana, California. Although the Company settled the Action with Claimant, the Company believes that Claimant’s lawsuit was without merit.

To our knowledge, no governmental authority is contemplating any legal proceedings against us.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider all of our risk factors under “Item 1A. Risk Factors” and the other information reported in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 13, 2016, as well as the risk factors under the title, “Risk Factors”, described in POS AM No. 3, filed with the SEC on July 22, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the six months ended June 30, 2016 and 2015, the Company issued 28,000 and 250,000 shares of common stock for consulting services rendered and recorded stock-based expense of $ 73,320 and $65,000, respectively, recorded in selling and marketing expenses in the consolidated statements of operations.

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

Use of Proceeds from Registered Securities

Period	Type of Security	Total Number of Shares Purchased	Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the S-1
March 1, 2016 – April 30, 2016	Common Stock	759,453 (1)	$3.50	$32,341,914.5
March 2016	Common Stock	14,104	(2)	$32,341,914.5
April 2016	Common Stock	34,000	(3)	$32,341,914.5
Total		807,557	$3.50

(1)	On May 8, 2015, we filed a Form S-1 Registration Statement with the SEC for the initial registration of 10 million shares of our common stock at $3.50 per share, as amended on June 8, 2016, and amended further on June 19, 2016 (collectively the “S-1”) (File No. 333-204005). The S-1 was declared effective by the SEC on July 6, 2015. On October 8, 2015, we submitted Post-Effective Amendment No. 1 to the S-1 incorporating new information resulting from certain transactions in connection with GX-Life, and the resignation of our former CEO, Lei Pei. The Post-Effective Amendment No. 1 was declared effective by the SEC on October 19, 2015. On December 2, 2015, we submitted Post-Effective Amendment No. 2 to the S-1 incorporating certain information contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, that was filed with the SEC on November 17, 2015. The Post-Effective Amendment No. 2 was declared effective by the SEC on December 22, 2015. The Company did not utilize any brokers or underwriters in connection with the shares sold under the S-1.

(2)	The Company issued 14,104 free-trading shares of common stock related to a debt settlement agreement and recorded a reduction of advances owed to our CFO in the amount of $49,364. The shares issued in connection with this issuance were for non-cash consideration.

(3)	The Company issued 34,000 free-trading shares of common stock to certain individuals that provided services to the Company. The shares issued in connection with this issuance were for non-cash consideration.

We received aggregate net proceeds from the offering of approximately $2,658,086, after deducting offering expenses payable by us. As of August 12, 2016, we have used approximately $1,637,766 of the net proceeds from the offering as follows: $543,432 for sales and marketing costs, $1,094,334 for general and administrative purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the offering as described in our S-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005 (1)
2.2	Merger and Reorganization Agreement, dated June 18, 2013, by and between FITT Highway Products, Inc. and F.I.T.T. Energy Products, Inc. (2)
2.3	Merger Agreement and Articles of Merger, with an effective date of October 29, 2014, by and between FITT Highway Products, Inc. and Global Future City Holding Inc. (3)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001 (4)
3.2	Amended and Restated Bylaws, dated December 4, 2001 (4)
3.3	Amended and Restated Articles of Incorporation, dated April 27, 2005 (5)
3.4	Amended and Restated Articles of Incorporation, dated June 1, 2010 (6) (7)
10.1	Employment Agreement with Michael R. Dunn dated August 24, 2009 (8)
10.2	Employment Agreement with Robert E. Crowson, Jr. dated August 24, 2009 (8)
10.3	Share Exchange Agreement, dated May 6, 2014, by and between FITT Highway Products, Inc. and Greenome Development Group, Inc. (9)
10.4	Stock Purchase Agreement, dated September 19, 2014, by and between FITT Highway Products, Inc. and Sky Rover Holdings, Ltd. (10)
10.5	Financing Agreement, dated September 19, 2014, by and between FITT Highway Products, Inc. and Greenome Development Group, Inc. (10)
10.6	First Amendment to Stock Purchase Agreement between Global Future City Holding Inc. and Sky Rover Holdings, Ltd., dated February 17, 2015 (11)
10.7	Membership Interest Purchase and Sale Agreement by and between Global Future City Holding Inc. and Powerdyne, Inc., dated March 26, 2015 (12)
10.8	Second Amendment to Stock Purchase Agreement executed by and between Global Future City Holding Inc. and Sky Rover Holdings, Ltd., dated April 17, 2015 (13)
10.9	Resignation Agreement by and between Global Future City Holding Inc. and Lei Pei, dated August 17, 2015 (14)
10.10	Resignation Agreement by and between Global Future City Holding Inc. and Xiang Ling Yun, dated August 17, 2015 (14)
10.11	Resignation Agreement by and between Global Future City Holding Inc. and Junfei Ren, dated August 17, 2015 (14)
10.12	Share Exchange Agreement by and between GX-Life Global, Inc., GX-Life Global Shareholders, Global Modern Enterprise Limited and Global Future City Holding Inc., dated October 2, 2015 (15)
10.13	Private Stock Purchase Agreement between Exchange Agreement between Future Continental Limited, Discover Future Limited, Global Future Development Limited and the shareholders of Global Modern Enterprise Limited, dated October 2, 2015 (15)
10.14	Software License and Services Agreement by and between GX-Life Global, Inc. and Great Coin, Inc., dated February 17, 2016 (16)
10.15	Amendment and Restatement to Software License and Services Agreement (Access and Services Agreement) by and between GX-Life Global, Inc. and Great Coin, Inc., dated June 30, 2016(17)
10.16	Thomas Leffler Employment Agreement*
14.1	Amended and Restated Code of Conduct and Ethics, dated November 11, 2015 (18)
21.1	List of Subsidiaries (17)
99.1	Audit Committee Charter, dated November 11, 2015 (18)
99.2	Nominations and Governance Committee Charter, dated November 11, 2015 (18)
99.3	Compensation Committee Charter, dated November 11, 2015 (18)
99.4	Insider Trading Policy, dated November 11, 2015 (1)
99.5	Principles of Corporate Governance, dated November 11, 2015 (18)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*Filed concurrently herewith

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 19, 2013.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 29, 2014.
(4)	Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.
(5)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 28, 2005.
(6)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 21, 2010.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 21, 2010.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 26, 2009.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 9, 2014.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2014.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 20, 2015.
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 30, 2015.
(13)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 20, 2015.
(14)	Incorporated by reference form our Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015.
(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 8, 2015.
(16)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 13, 2016
(17)	Incorporated by reference from our Amendment No. 1 to Post-Effective Amendment No. 3 on July 22, 2016
(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 17, 2015

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

GLOBAL FUTURE CITY HOLDING INC.

Dated: August 19, 2016
By: /s/ Ning Liu
Its: Chief Executive Officer

Dated: August 19, 2016
By: /s/ Michael R. Dunn
Its: Chief Financial Officer

