Form 10-Q
period 2016-09-30
Global Future City Holding Inc.
filed 2016-11-18
CIK 1164964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33519

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

As of November 1, 2016, there were 48,531,459 shares of our common stock, par value $0.001, issued and outstanding.

As of November 1, 2016, there were no shares of our preferred stock, par value $0.001, issued and outstanding.

GLOBAL FUTURE CITY HOLDING INC.

FORM 10-Q Quarterly Report

September 30, 2016

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

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
Assets:
Current assets
Cash and cash equivalents	$384,412	$655,405
Accounts receivable	39,222	–
Inventories	1,534,602	–
Deposits for inventory	267,338	879,504
Due from related parties	906,733	–
Deferred financing costs	–	14,489
Prepaid expenses	54,705	21,411
Total current assets	3,187,012	1,570,809
Property and equipment, net	584,137	249,325
Investment in Powerdyne	250,000	250,000
Service contract- related party, net	297,500	350,000
Other asset	170,517	19,359
Total assets	$4,489,166	$2,439,493

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$406,142	$326,700
Accrued expenses and deposits	186,914	138,677
Accrued compensation	219,653	211,905
Membership deposits and accrued benefits	–	10,020
Deferred revenue	318,605	600
Due to related parties	15,980	89,359
Notes payable	780,000	1,050,000
Total current liabilities	1,927,294	1,827,261
Total liabilities	1,927,294	1,827,261

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 48,456,586, and 47,533,029 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	48,457	47,533
Additional paid-in capital	9,054,275	6,007,601
Accumulated deficit	(6,540,860)	(5,442,902)
Total shareholders’ equity	2,561,872	612,232
Total liabilities and shareholders’ equity	$4,489,166	$2,439,493

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue – related party commissions	$125,917	$–	$3,516,960	$–
Revenue – direct selling	3,600	–	24,875	–
Total revenue, net	129,517	–	3,541,835	–
Cost of product sales	102,531	–	106,792	–
Gross profit	26,986	–	3,435,043	–

Operating expenses:
Selling and marketing	132,113	2,239	1,040,464	86,887
General and administrative	1,205,010	175,676	3,412,811	396,850
Total operating expenses	1,337,123	177,915	4,453,275	483,737
Operating loss	(1,310,137)	(177,915)	(1,018,232)	(483,737)

Other (income) expense:
Interest expense, net	20,068	27,882	70,099	84,773
Loss (gain) on extinguishment of debt	–	–	9,627	(279,823)
Other expense, net	–	600	–	1,800
Loss before income taxes	(1,330,205)	(206,397)	(1,097,958)	(290,487)
Provision for income taxes	–	–	–	–
Net loss	$(1,330,205)	$(206,397)	$(1,097,958)	$(290,487)

Basic and diluted net loss per common share	$(0.03)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares used in basic and diluted per share calculations	48,415,176	47,533,029	48,077,716	44,152,146

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,097,958)	$(290,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on extinguishment of debt	9,627	(279,823)
Common stock issued for services rendered	103,070	65,000
Common stock issued for employee compensation	200,067	–
Depreciation and amortization	89,829	6,059
Changes in operating assets and liabilities:
Accounts receivable	(39,222)	51,256
Inventories and inventory deposits	(922,436)	3,426
Due from related parties	(906,733)	–
Prepaid and other	(184,452)	5,178
Accounts payable	79,462	(69,675)
Membership deposits and accrued benefits	(10,020)	–
Deferred revenue	318,005	–
Accrued expenses	90,451	(24,165)
Net cash used in operating activities	(2,270,310)	(533,231)

Cash flows from investing activities:
Cash paid for property and equipment	(379,245)	–
Acquisition of Powerdyne EB-5 License	(25,000)	(175,000)
Net cash used in investing activities	(404,245)	(175,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	2,658,086	3,000,000
Proceeds from capital contributions	–	289,885
Cash paid for deferred financing cost	14,489	(8,489)
Net advances from related party	(24,013)	(357,975)
Repayments of notes payable	(245,000)	–
Net cash provided by financing activities	2,403,562	2,923,421
Net increase in cash and cash equivalents	(270,993)	2,215,190
Cash and cash equivalents at beginning of period	655,405	155,271
Cash and cash equivalents at end of period	$384,412	$2,370,461
Supplemental disclosure of non-cash investing and financing activities:
Forgiven accrued compensation	$–	$1,673,774
Conversion of notes payable and accrued interest	$–	$58,279
Issuance of note payable to seller of Powerdyne	$–	$250,000
Issuance of stock for related party advances settlement	$–	$47,075

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

1.	Business Summary

Global Future City Holding Inc. (the “Company”, “we”, “our”, “us”) is a holding company focused in the areas of (i) consumer product sales through the GX-Life Direct-Selling Program offered by its wholly-owned subsidiary, GX-Life Global, Inc., and (ii) EB-5 investments for foreign investors who are interested in acquiring lawful permanent residence in the United States.

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

As a result of recurring losses and negative cash flows there is a substantial doubt about the Company’s ability to continue as a going concern. The company intends to fund its operations with additional equity and/or debt financing. Management is also making efforts to increase revenue generating activities from the Company’s MLM program. If we cannot raise additional short term capital, we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries, GX-Life Global, Inc., a Nevada corporation (“GX-Life”), and Global Future City Regional Center, LLC, a California limited liability company (“Regional Center”), have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 13, 2016.

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

Net Loss per Share

We present basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At September 30, 2016 and 2015, we had no outstanding options or warrants to purchase any of our common shares, respectively. As of September 30, 2016 and 2015 we had convertible debts which were excluded from the dilutive EPS calculations under the provisions of ASC 260 as the debts are convertible only at the option of the Company, the Company has commenced paying such in cash, and the Company has the intent and ability to pay the remaining debt in cash rather than converting to equity.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230)” – Classification of Certain Cash Receipts and Cash Payments. This guidance is intended to reduce diversity in practice with respect to eight specific cash receipts and cash payments and how they are classified in the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” – Narrow-Scope Improvements and Practical Expedients. The amendments in this Update clarify the objective of the collectability criterion in Step 1 of the new revenue recognition model.

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

3.	Inventories

Inventories consist of the following at:

	September 30, 2016	December 31, 2015
Finished Goods	$1,534,602	$–
Deposits on Inventory	267,338	879,504
	$1,801,940	$879,504

4.	Accrued Expenses

Accrued expenses consist of the following at:

	September 30, 2016	December 31, 2015
Accrued interest	$162,501	$126,512
Accrued royalties and commissions	11,346	11,366
Other	13,067	799
	$186,914	$138,677

5.	Accrued Compensation

Accrued compensation consists of the following at:

	September 30, 2016	December 31, 2015
Accrued salaries	$33,248	$–
Accrued payroll taxes – delinquent	186,405	211,905
	$219,653	$211,905

6.	Membership Deposits

Membership deposits and accrued benefits consist of the following at:

	September 30, 2016	December 31, 2015
Beginning balance	$10,020	$–
VIP membership deposits	5,371,166	10,000
Accrued member benefits	129,501	20
Less: member conversions to GX-Coin	(5,510,687)	–
Ending balance	$–	$10,020

7.	Notes Payable

Notes payable consists of the following at:

	September 30, 2016	December 31, 2015
Acquisition note – Powerdyne	$–	$50,000
Convertible promissory notes – debt acquisition	95,000	100,000
Notes payable – original bridge	120,000	120,000
Notes payable – bridge loan #1	230,000	355,000
Notes payable – bridge loan #2	85,000	175,000
Notes payable – bridge loan #3	250,000	250,000
	780,000	1,050,000
Less current portion	(780,000)	(1,050,000)
Long-term portion	$–	$–

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

Note Payable – Original Bridge

The notes, which had an original face value totaling $245,000, bear interest from 10% to 12% per annum and are repayable from a pool of 10% of gross proceeds from the sales of the Company’s energy drinks. In December 2013, a noteholder converted $75,000 of this debt to equity. Although we have received sales proceeds from selling energy drinks, no payments have been made to date on these notes payable. As such, the notes payable are in default and have been recorded as current liabilities in the accompanying Consolidated Balance Sheets for all periods presented. In 2014, we facilitated a share purchase agreement between Greenome Development Group, Inc. and a significant shareholder. Per the terms of the agreement, the Company was relieved of $50,000 in debt from the shareholder.

Note Payable – Bridge Loan #1

This debt arose from an offering we initiated in 2010 of up to $1.0 million of units of securities, each unit consisting of a 12% unsecured promissory note and 0.083 shares of the Company’s common stock for every dollar invested. In connection with this offering, we issued notes with face value totaling $580,000. During the three-month periods ended December 31, 2013, and March 31, 2014, respectively, noteholders converted $175,000 and $50,000 into equity, respectively. The notes were repayable 12 months from the date of issue, and repayment was to come from a pool of 10% of cash receipts from the sales of the Company’s energy drinks. Although we have received sales proceeds from selling energy drinks, no payments have been made to date on these notes payable. In the fourth quarter of 2014, we entered into Settlement Agreements with the holders of $345,000 face value of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements.

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

Note Payable – Bridge Loan #3

In December 2012, we initiated a Bridge Loan offering of up to $1.0 million of units of securities, each unit consisting of a 10% convertible promissory note (interest rate increasing to 18% upon an event of default). During the second quarter of 2013, we issued a note with face value totaling $250,000 in connection with the offering and received proceeds of $225,000. The note was repayable at two times the principal amount of the note (repayment amount of $500,000) and matured on September 30, 2013. We had the option to repay the note in cash, shares of common stock of the merged entity, or a combination of cash and shares of common stock. Any portion of payment made in shares of our common stock are to be valued at the 20-day volume weighted adjusted market price of the stock of the merged entity.

We recorded an initial discount of $25,000 on this note which we amortized through September 30, 2013, the effective maturity date of the note. The additional principal of $250,000 was accreted through the effective maturity date of September 30, 2013. In the fourth quarter of 2014, we entered into Settlement Agreements with the holder of these notes, with the same terms as described under the above caption Notes Payable Settlement Agreements, with the exception that the modified note does not contain a conversion option.

Debt Offering

In May 2016, we commenced an offering (the “Offering”) in the principal aggregate amount of $10.0 million in the form of 12% Convertible Promissory Notes (the “Notes”). Each Note issued under the Offering will have a maturity date of twelve months from the date of the Note (the “Maturity Date”). The entire principal balance will automatically convert to the Company’s common stock at a conversion price of $3.50 per share, provided that the common stock closes at an average asking price (the “Closing Asking Price”) based on the 10-day volume weighted average price after the Maturity Date (the “Conversion Price”), greater than $3.50 per share. If the Closing Asking Price is less than $3.50, the Company has the option to repay the entire principal in the form of cash, shares of the Company’s common stock, or a combination of both cash and common stock based on the Conversion Price. The Note shall bear simple interest at the rate of 12% per annum and shall be payable in cash.  Accrued interest shall be payable on the last day of each calendar month during the term of the Note. The Offering shall terminate on September 30, 2016, unless earlier terminated or extended by the Company. As of the date of this filing, there were no Notes issued.

8.	Related Parties

Amounts due to/from related parties consist of the following at:

	September 30, 2016	December 31, 2015
Advances from CFO	$15,980	$89,359

Advances to Ex-CEO	26,413	–
Advances to Affiliate	880,320	–
	$906,733	$–

9.	Capital Stock

Common Stock

In connection with the closing of the Sky Rover SPA, the Company’s then newly-appointed, and now former CEO, Mr. Lei Pei, purchased 6,000,000 newly-issued shares of the Company’s common stock for $3,000,000 in cash in a separate transaction that closed on March 30, 2015.

Common Stock Issued for Employee Services

During the three and nine months ended September 30, 2016, the Company issued 36,000 and 97,000 free-trading shares of common stock for employee services rendered and recorded stock-based compensation of $53,985 and $200,067, respectively. There were no shares issued for the three and nine months ended September 30, 2015.

Common Stock Issued for Consulting (Non-Employee) Services

During the three and nine months ended September 30, 2016, the Company issued 25,000 and 53,000 shares of common stock for consulting services rendered and recorded stock-based expense of $29,750 and $103,070, respectively. During the three and nine months ended September 30, 2015, the Company issued zero and 250,000 shares of common stock for consulting services rendered and recorded stock-based compensation for the three and nine month ended September 30, 2015 of zero and $65,000, respectively.

Other

During the nine months ended September 30, 2016, the Company issued 14,104 free-trading shares of common stock related to a debt settlement agreement and recorded a reduction of advances owed to our CFO in the amount of $49,364. During the three months ended September 30, 2015, the Company entered into settlement agreements with two vendors whereby 25,000 shares of common stock were issued to settle $49,189 of outstanding amounts due. The Company recorded a gain of $2,089 on these settlements.

During the nine months ended September 30, 2016, the Company received written and verbal commitments to purchase 1,000,000 shares under the S-1 for a total of $3,500,000. However, certain investors either did not (i) transmit their respective funds to purchase their shares, or (ii) provide the appropriate written documentation to the Company prior to the S-1 becoming ineffective. As a result, we were only able to appropriately sell 759,453 shares under the S-1 for a total of $2,658,086.

Contributed Capital

During the nine months ended September 30, 2015, the Company’s former Chief Executive Officer, Michael Dunn and its former Controller forgave accrued compensation due to each of them. As a result, the Company recorded contributed capital of $1,673,774 during this period.

During the nine months ended September 30, 2015, our former CEO Mr. Lei Pei paid $150,000 to sellers of Powerdyne in connection with the purchase price and subsequent installment payment due under the agreement. Mr. Pei was not issued a note or shares of common stock and as a result, the Company recorded this amount as contributed capital in the accompanying consolidated financial statements as of March 31, 2015.

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

The following summary below details the Post-Effective Amendments we have filed with the SEC as of the date of this filing:

•	On October 8, 2015, we submitted Post-Effective Amendment No. 1 to the S-1 incorporating new information resulting from certain transactions in connection with GX-Life, and the resignation of our former CEO, Lei Pei. The Post-Effective Amendment No. 1 was declared effective by the SEC on October 19, 2015.

•	On December 2, 2015, we submitted Post-Effective Amendment No. 2 to the S-1 incorporating certain information contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, that was filed with the SEC on November 17, 2015. The Post-Effective Amendment No. 2 was declared effective by the SEC on December 22, 2015.

•	On May 4, 2016, we submitted Post-Effective Amendment No. 3 to the S-1 incorporating certain information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 13, 2016, information contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that was filed with the SEC on May 16, 2016, and certain changes in circumstances involving the development and utilization of GX Coin in GX-Life’s Direct Selling Program. We disclosed in this Post-Effective Amendment that we had sold 1,013,500 shares of our common stock under this prospectus. This was due to the fact that subsequent to March 31, 2016, and while the S-1 was still effective, we had received written and verbal commitments to purchase 1,000,000 shares under the S-1 for a total of US$3,500,000. However, certain investors either did not (i) transmit their respective funds to purchase their shares, or (ii) provide the appropriate written documentation to the Company prior to the S-1 becoming ineffective. As a result, we were only able to appropriately document the sale of 759,453 shares under the S-1 for a total of US$2,658,086, and sold an additional 48,104 shares to certain individuals in exchange for noncash consideration.

•	On July 22, 2016, we submitted Amendment No. 1 to Post-Effective Amendment No. 3 with the SEC to maintain the registration of 9,192,443 shares of our Common Stock. The S-1 is currently under review and we will not sell any shares under the S-1 until it is deemed effective by the SEC. Reference to the S-1 is not an offer to sell the securities described therein, and the Company is not soliciting an offer to buy the securities in any state where the offer or sale is not permitted.

S-8 Registration Statement

On October 5, 2016, we filed a Form S-8 Registration Statement (the “S-8”) with the SEC to register 33,500 shares of our common stock at $1.01 per share. The S-8 was deemed effective as of the filing date pursuant to Rule 462 of the Securities Act.

Consulting Agreement

On October 1, 2016, the Company entered into a consulting agreement with C&S International Holdings, Inc. and its principal member, Christopher Stubbs (the “Stubbs Agreement”), whereby Mr. Stubbs will serve as the Vice President of Sales for GX-Life for a period of 90 days, after which Mr. Stubbs may become an employee of the Company.

Pursuant to the terms of the Stubbs Agreement, Mr. Stubbs will receive $13,000 per month for providing services to GX-Life, and shall be granted 2,000 shares of the Company’s common stock for each full month that Mr. Stubbs provides services to GX-Life. Mr. Stubbs is also entitled to receive a monthly scaled bonus based on the gross profit sales of GX-Life.

Sale of Securities (Regulation S)

On October 3, 2016, the Company sold 25,000 restricted shares of the Company’s common stock for $1.00 per share, for a total purchase price of $25,000 to a foreign individual. In connection with this stock issuance, the Company did not pay any underwriting discounts or commissions. None of the sale or issuance of the securities described or referred to herein was registered under the Securities Act. In making the sale or issuance without registration under the Securities Act, the Company relied upon the exemption from registration contained in Regulation S of the Securities Act.

Resignation of Officer and Director

On October 21, 2016, Mr. Ning (Sam) Liu resigned as the Company’s Chief Executive Officer, President, and Chairman of the Board of Directors as well as from all other positions held with the Company’s wholly-owned subsidiaries, effective immediately.

The Board approved and accepted Mr. Liu’s resignation from such positions on October 21, 2016. For more information, please refer to form 8-k filed on October 21, 2016.

Cancellation of Stock

On March 17, 2016, the Company entered into a consulting agreement whereby an individual was to provide consulting services in exchange for 25,000 shares of the Company’s common stock. The consultant never provided such consulting services for the Company. As a result, the parties entered into a termination agreement on June 27, 2016, whereby in exchange for the cancellation of the 25,000 shares issued to the consultant, the parties agreed to release all claims held against each other . The consultant’s 25,000 shares were effectively cancelled by the Company’s transfer agent on October 12, 2016.

Litigation Involving Ning Liu

On September 29, 2016, Xinai Zhao (“Plaintiff”) filed a complaint (the “Complaint”) against Mr. Ning Liu, the Company’s former Chief Executive Officer, President, and Chairman of the Board, Grand Opus Co., Ltd., a California corporation, Goldenrise Development, Inc., a California corporation, and the Company (collectively, the “Defendants”) in the Superior Court of the State of California, County of Los Angeles (Central District) and is seeking to recover no less than $212,992.92 in damages.

The Complaint alleges, among other things, that in 2009 Mr. Liu sold a total of 150,000 shares in three separate Chinese companies, and 200,000 shares in China Yongxin Pharmaceuticals Inc. (“CYXN”), a Delaware corporation, to the Plaintiff under false and misleading information. The Complaint also alleges that after CYXN’s stock was suspended and delisted on the Nasdaq Smallcap Market, Mr. Liu provided Plaintiff with 100,000 shares of the Company’s common stock (the “Shares”) around June 2016 to help recoup her loses in these investments.

The Company believes that the Complaint has no merit as it pertains to the Company because (i) the Company never sold the Shares to the Plaintiff, (ii) the Shares were gifted to the Plaintiff by Mr. Liu to help recoup her loses, (iii) the Company is not Mr. Liu’s alter ego, and (iv) the Plaintiff’s claims stem from the sole actions of Mr. Liu prior to serving as a director and officer of the Company. As previously discussed, Mr. Liu has resigned as the Company’s Chief Executive Officer, President, and Chairman of the Board on October 21, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide information about our financial condition and results of operations for the three and nine months ended September 30, 2016, and 2015. This information should be read in conjunction with our audited consolidated financial statements on Form 10-K, filed with the SEC on April 13, 2016, for the year ended December 31, 2015 and 2014, and other reports we’ve filed under the Exchange Act. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes, or business conditions will not differ materially from those projected or suggested in such forward-looking statements.

Description of Business and Nature of Operations

Business Summary

We are a holding company focused in the areas of (i) consumer product sales through the GX-Life Direct-Selling Program offered by its wholly-owned subsidiary, GX-Life Global, Inc., and (ii) EB-5 investments for foreign investors who are interested in acquiring lawful permanent residence in the United States.

Prior Operations, Acquisitions, and Agreements

Prior Operations - FITT Energy

Historically, FITT marketed and distributed three, two-ounce energy drink shots, which are F.I.T.T. Energy for Life, F.I.T.T. Energy Extreme and F.I.T.T. Energy Rx. All three energy shots were designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist who has experience with the use of herbal products. At the recommendation of Dr. Scott, the Company incorporated a number of ingredients into the FITT products to reduce the amount of caffeine in each product.

Although the Company has implemented new business operations as further explained below, it has retained the FITT energy drink division by incorporating the sale of FITT energy drinks into the GX-Life Direct-Selling Program. None of FITT’s energy drink products are currently being or will be sold outside of the GX-Life Direct-Selling Program.

Prior Acquisitions and Agreements

We entered into the following agreements that helped pave and shape our business in its current direction:

Sky Rover Stock Purchase Agreement

On April 17, 2015, we completed the closing of a Stock Purchase Agreement (the “SPA”) with Sky Rover Holdings, Ltd., a corporation formed under the laws of the Republic of Seychelles (“Sky Rover”). Under the SPA, certain unaffiliated parties (collectively, the “Acquiring Shareholders”) cumulatively acquired approximately 87.3% of the outstanding shares of stock of our Company in exchange for our receipt of $400,000 in cash and the contribution of 4,000,000 E-Gold crypto-assets (“EGD”) to our then wholly-owned subsidiary, Global Modern Enterprise Limited, a Hong Kong entity (the “EGD Subsidiary”). In connection with the closing of the SPA, Mr. Lei Pei, an officer of Sky Rover, purchased 6,000,000 newly-issued shares of our common stock for $3,000,000 cash in a separate transaction that closed on March 30, 2015, which was meant to provide working capital for our business. Additionally, Mr. Pei, provided the initial down payment of $150,000 for the acquisition of Global Future City Regional Center, LLC (f/k/a Powerdyne Regional Center, LLC) which is described below. On August 17, 2015, Mr. Pei, resigned from the Company as its Chief Executive Officer, Chief Financial Officer and Chairman, and sold the 6,000,000 shares he owned in the Company in a private transaction.

In connection with the share purchase by Sky Rover, we intended to offer EGD in connection with a reward program (“Rewarded EGD”). We attempted to gain additional assurance that any sale or use of the EGD was in compliance with existing securities regulations, and on February 10, 2015, we filed a Request for No-Action relief (the “No-Action Request”) with the Securities and Exchange Commission (“SEC”) to obtain clarification that the SEC would not recommend enforcement action against us and our related subsidiaries regarding our use of the EGD. However, we were not able to obtain any such assurance or clarification, and the Company spun-off its EGD-related holdings on October 2, 2015 (as further explained below), and withdrew the No-Action Request on October 8, 2015.

GX-Life Share Exchange Agreement

On October 2, 2015, we completed a Share Exchange Agreement with GX-Life Global, Inc. (“GX-Life”), whereby we spun-off 100% of our ownership interest in the EGD Subsidiary (including the 4,000,000 EGD received under the SPA) in exchange for 100% of the outstanding common stock of GX-Life, a private company owned primarily by Ning Liu, and our CEO/CFO, Michael Dunn. GX-Life has developed a platform to support direct-selling opportunities throughout the world (the “GX-Life Direct Selling Program”).

In a related transaction, on October 2, 2015, the former shareholders of GX-Life sold all of their interests in the EGD Subsidiary to the Acquiring Shareholders in the Sky Rover SPA in exchange for 21,280,000 shares of our Company’s common stock previously acquired in the Sky Rover SPA. Collectively, these two transactions are referred to as the “GX-Life Transactions”. As a result of the GX-Life Transactions, much of the Sky Rover SPA has been effectively unwound, as the Company (i) did not create three (3) of the four (4) subsidiaries it had intended to create under the SPA, (ii) did not receive the IP Technology that was intended to calculate Rewarded EGD, and (iii) no longer owns or controls the EGD Subsidiary or the 4,000,000 EGD crypto-assets it received under the Sky Rover SPA. Furthermore, of the four (4) entities that received shares in the Company (Future Continental Limited, Discover Future Limited, Global Future Development Limited, and Master Power Holdings Group), only Master Power Holdings Group retained the 9,120,000 shares it received under the Sky Rover SPA.

The GX-Life Transactions effected a change in control of our Company, as the former shareholders of GX-Life acquired 21,280,000 shares of our common stock representing an aggregate voting power of 44.7%. Individually, following the GX-Life Transactions, (i) Michael Dunn holds a total of 24.1% of the voting power of our common stock, (ii) Ning Liu holds a total of 2.6% of the voting power of our common stock, and (iii) Tomoe Masuya holds a total of 32.9% of the voting power of our common stock. The former shareholders of GX-Life are all unaffiliated from one another and disclaim status as a "group" as defined by SEC Rules under Section 13(d) of the Exchange Act.

As described above, we had previously intended to market EGD in connection with a reward program. GX-Life believes that incorporating a crypto-asset other than EGD into a reward program would be important to GX-Life’s success. As a result, on October 21, 2015, GX-Life entered into a subscription agreement (the “Subscription Agreement”) with Great Coin, Inc., a Nevada corporation (“Great Coin”), a company co-owned by Ning Liu, and our CEO/CFO, Michael Dunn. Great Coin is a technology development company that focuses on the development of “GX Coins”, a cryptocurrency that functions as a store of value and medium of exchange, and the associated online cryptocurrency platform (the “GX Coin Platform”). Great Coin intends for GX Coins, as a cryptocurrency, to be tradable on the GX Coin Platform that is open to the public, and the ownership and transfer of GX Coins is intended to be recorded on an encrypted, distributed ledger system that is based on blockchain technology developed and made available by Ethereum Foundation, a Switzerland company (“Ethereum”). The software utilized by Ethereum to record GX Coin transactions on the GX Coin Platform is developed by third parties that are beyond the control of the Company, its subsidiaries, or Great Coin, and may contain material defects and vulnerabilities. In the event that Ethereum or its software changes, becomes obsolete, gets regulated adversely in one more jurisdictions, does not meet the expectations of its users, or suffers a breach in security, such event may have an adverse effect on the value of GX Coin and thereby our business.

Great Coin has created seventy-five million (75,000,000) GX Coins using 256-bit encryption. To incorporate GX Coins into GX-Life's new business model, GX-Life originally agreed to purchase 5,000,000 GX Coins, at a price of $0.50 per GX Coin, for a total price of $2,500,000. In October 2015, GX-Life paid Great Coin $350,000 for 700,000 GX Coins under the Subscription Agreement. However, while Great Coin retained the $350,000 that was paid, the GX Coins were never delivered to GX-Life. Instead, the Subscription Agreement was superseded and replaced on February 17, 2016 by a Software License and Services Agreement (the “License Agreement”) between GX-Life and Great Coin, as amended on June 30, 2016 (the “Access and Services Agreement”). Under the Access and Services Agreement, GX-Life agreed to pay an upfront fee of $350,000 which was deemed paid by GX-Life's previous payment made to Great Coin in October 2015, and the remaining obligations under the Subscription Agreement were canceled. The material difference(s) between the License Agreement and Access and Services Agreement is that under the Access and Services Agreement, (i) GX-Life Members receive their entire commissions in the form of GX-Coins as stated in the conversion notice provided to GX-Life rather than receiving their entire commissions in the form of GX-Coins over the course of twenty weeks, and (ii) clarifies that the conversion fee paid by GX-Life to Great Coin shall be calculated without any reference to any discounts, rewards, or incentives that a GX-Life Member may receive under the GX-Life Global Compensation Plan.

Under the Access and Services Agreement, Great Coin has agreed to make available and manage the GX Coin Platform, in connection with which GX-Life Members will be able to receive their commissions in the form of either a debit card, Automatic Clearing House (“ACH”) deposit, or GX Coins. The GX Coin Platform will also allow GX-Life Members to sell GX Coins to other users of the GX Coin Platform, including the public and other GX-Life Members.

Acquisition of Global Future City Regional Center, LLC (formerly, Powerdyne Regional Center, LLC)

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

Under the terms of the Membership PSA, the Company purchased 100% of the membership interest of Powerdyne (the “Purchased Membership Interest”) from the Selling Entity for the total purchase price of $250,000 (the “Purchase Price”) of which $125,000 (the “Deposit”) was paid by the Company at the Closing with the balance to be paid in five (5) quarterly installments of $25,000 (the “Installment Payments”) due on April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, and April 1, 2016. Notwithstanding anything to the contrary, such Installment Payments shall be accelerated by the amount of administrative fees paid by any EB-5 investor(s) until the remaining balance is paid in full. As collateral for the timely payment of the Installment Payments, the Company pledged and granted a security interest in the Purchased Membership Interest of Powerdyne to the Selling Entity, until the Purchase Price was paid in full. As of the date of this filing, all remaining payments have been made for total payments of $250,000.

Shortly after the Closing, the Company submitted an Amendment to Articles of Organization (the “Amended Articles”) of Powerdyne to change its name to “Global Future City Regional Center, LLC” to better align its identity and brand with the public company. Such Amended Articles was filed and approved by the California Secretary of State on April 9, 2015.

Current Business Operations

GX-Life Direct-Selling Program

GX-Life

GX-Life is a wholly-owned subsidiary of the Company that has developed a platform to support direct-selling opportunities throughout the world (the “GX-Life Direct Selling Program”) that incorporates the use of GX Coins, a cryptocurrency that functions as a store of value and medium of exchange that was developed by Great Coin, Inc., a company co-owned by Ning Liu, and our CEO/CFO, Michael Dunn, and the associated online cryptocurrency platform (the “GX Coin Platform”). To incorporate GX Coins into the GX-Life Direct Selling Program, GX-Life and Great Coin entered into an Access and Services Agreement, whereby Great Coin agreed to make available and manage the GX Coin Platform, in connection with which members ("GX-Life Members") of GX-Life's consumer products sales program (the "GX-Life Global Compensation Plan") will be able to receive their commissions (defined below) in the form of either a debit card, ACH deposit, or GX Coins. The GX Coin Platform will also allow GX-Life Members to sell GX Coins to other users of the GX Coin Platform, including the public and other GX-Life Members

GX-Life Products

GX-Life sells high quality consumer products concentrated in the areas of beauty, nutrition, energy drinks, and tea under the brand, “GX-Life”, via GX-Life’s Direct Selling Program to GX-Life Members and consumers and e-commerce channels on an international basis.

GX-Life obtains its beauty products of high-end moisturizers, serums, and creams designed to protect the skin and combat the signs of aging from Advanced Medical Research Laboratories, Inc. (“AMR”). AMR is a health and beauty contract manufacturer that creates beauty product formulas using the latest innovations in active ingredients. In this regard, GX-Life uses AMR’s services to create unique beauty formulas for all of GX-Life’s beauty products, including its foaming cleanser, night cream, eye cream, regenerative pump, and skin pump, and tailors each beauty product’s look, feel, bottling, labeling, and packaging according to GX-Life’s instructions. After a finished product is made, GX-Life places purchases orders to AMR to acquire beauty product inventory that GX-Life sells to its GX-Life Members and consumers.

In a similar fashion to GX-Life’s beauty products, GX-Life obtains its nutraceutical products from VFR Import Export, Inc (“VFR”). VFR is a vitamin and supplement contract manufacturer. In this regard, GX-Life uses VFR’s services to create unique formulas for all of GX-Life’s nutraceutical products, including its slim down caplets, berry shake, multi-vitamin, joint tablets, detox softgels, enxymas capsules, and probiotic capsules, and tailors each nutraceutical product’s taste, labeling, bottling, and packaging according to GX-Life’s instructions. After a finished product is made, GX-Life places purchases orders to VFR to acquire nutraceutical product inventory that GX-Life sells to its GX-Life Members and consumers.

Unlike GX-Life’s beauty and nutraceutical products, GX-Life created the formulas for its energy drink products which include GX-Life Sustain, GX-Life F.I.T.T. Extreme, and GX-Life F.I.T.T. Rx Gel packs in collaboration with Dr. Rand Scott. GX-Life provides Universal Nutrients, LLC, a contract manufacturer (“Universal Nutrients”), the raw materials, formulas, and instructions needed to create each energy drink. In order to obtain energy drink products, GX-Life merely places a purchase order and provides the raw materials to Universal Nutrients to create the energy drink product that GX-Life then sells to its GX-Life Members or consumers.

GX-Life obtains its tea products from Guangdong Authenmole Biotech, Inc. (“Authenmole”), a tea manufacturer located in the People’s Republic of China, to provide single-serve sachets of six Authentea® organic tea extracts, and three Herbalsoul herbal tea extracts, in addition to various teawares. GX-Life has no input on these products as GX-Life merely acts as a reseller of the tea products manufactured and produced by Authenmole.

Below is a list of products offered by GX-Life:

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

More information about GX-Life and the products that it offers can be found on our website at: www.gx-life.com

GX-Life Global Compensation Plan

Based on industry developments and best practices of direct selling programs, GX-Life revised and implemented its compensation plan on July 15, 2016, and finalized the GX-Life Global Compensation Plan on August 1, 2016. Under the current GX-Life Global Compensation Plan, VIP status levels have been removed, as well as VIP members’ ability to earn status reward points, reward points, and membership reward points, and the ability to convert such reward points into GX-Coins or fiat currency. GX-Life notified its members of its new compensation plan by uploading the GX-Life Global Compensation Plan on GX-Life’s website. After comparing and analyzing both the qualifications and requirements of GX-Life’s prior compensation plan and its current compensation plan, GX-Life converted historical “Standard” members under its prior compensation plan to “Associate” GX-Life Members under its current compensation plan, historical “Gold” members under its prior compensation plan were converted to “Bronze Star” GX-Life Members under its current plan, historical “Platinum” members under its prior compensation plan were converted to “Silver Star” GX-Life Members under its current plan, historical “Diamond” members under its prior compensation plan were converted to “Gold Pro” GX-Life Members under its current plan, and historical “Jade” members under its prior compensation plan were converted to “Platinum Director” GX-Life Members under its current plan.

GX-Life Members have the ability to earn sales commissions so long as the individual meets certain requirements pertaining to his or her membership status. All new GX-Life Members initially enroll in the GX-Life Global Compensation Plan at an Associate level after submitting a signed application to GX-Life and paying a US$79 annual membership fee to GX-Life (the “Annual Fee”). After being enrolled at an Associate level, GX-Life Members may advance to any of the following status levels at any time by meeting the corresponding requirements and earn the status level’s respective commission rates shown in the table below. All GX-Life Members may continue to participate in the GX-Life Global Compensation Plan by maintaining a minimum of $300 of Personal Volume in a 12-month period (“Minimum PV”) and by paying the Annual Fee when such fee becomes due and payable for the GX-Life Member. GX-Life Members that do not meet the Minimum PV will have their membership cancelled and will be removed as a GX-Life Member from GX-Life. Such GX-Life Member’s downline members will then be compressed to the next “upline” GX-Life Member who is in good standing.

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

•    5% of GX-Life Member’s fourth Downline Member

•    3% on GX-Life Member’s fifth Downline Member

•    2% on GX-Life Member’s sixth Downline Member

5,000 GX Coins per month at 20% discount

GX-Life Members enrolling within the GX-Life Global Compensation Plan may purchase GX-Life products solely for their own personal consumption, for resale to customers, or both. Newly enrolled GX-Life Members are assigned into network positions that can be “under” other GX-Life Members, which is referred to as “downline” (such members, "Downline Members"). Downline Members can also enroll new GX-Life Members creating additional levels within the structure. GX-Life may pay commissions to GX-Life Members for enrolling new GX-Life Members in the form of a Mentor Bonus if the GX-Life Member meets the qualifications to receive the Mentor Bonus. GX-Life may seek new GX-Life Members by conducting introductory seminars about its business and products. Although GX-Life has not held any such seminars at this time, people are often attracted to become GX-Life Members after using GX-Life products. People seeking new opportunities for income can build a network of GX-Life Members and sell GX-Life products to customers. Financial incentives are provided by GX-Life to those who succeed in building their member network. However, GX-Life Members are not required to enroll other GX-Life Members as their Downline Member. GX-Life Members receive product samples, brochures, and other sales materials from GX-Life, but GX-Life Members are primarily responsible for enrolling and educating their new Downline Members with respect to GX-Life's products and the compensation that members receive under the GX-Life Global Compensation Plan, and how to build a successful membership network. GX-Life Members are also able to purchase products directly from GX-Life at wholesale prices via the internet.

Under the GX-Life Global Compensation Plan, Associates may earn sales commissions if they qualify for a Mentor Bonus. GX-Life Members who are above the Associate status level may earn sales commissions on their Downline Member’s product sales, subject to certain conditions, up to nine levels below them on their trees. GX-Life Members may earn commissions based on a product’s “Qualifying Volume” and “Commissionable Volume”. Qualifying Volume is equal to a product retail price. Commissionable Volume is the volume on which commissions are paid. Commissionable Volume is calculated based on the wholesale price that a GX-Life Member pays for a particular product. The wholesale price is typically 75% of the retail price of a product, however, the wholesale price may vary depending on the particular product. In addition to these commissions, GX-Life Members who have achieved Gold Pro status or above have the opportunity to earn a “Turbo Infinity Bonus”, whereby a percentage is paid on all commissionable volume on level seven and below, and a “Check-Match” bonus that provides members an additional cash bonus, subject to certain restrictions. Commissions for higher status levels range from 2% - 8% of sales volume depending on the GX-Life Member’s status level and position in his/her tree. GX-Life Members are paid monthly commissions for product sales purchased by a GX-Life Member’s Downline Member network across all geographic markets, except in China (see discussion entitled Selling Activities in China below), where such commissions, if any, are paid pursuant to the local laws and regulations within that country. GX-Life's Global Compensation Plan enables a GX-Life Member located in one country to sponsor other GX-Life Members located in other countries. As the GX-Life Member’s business expands or his/her status level increases, the GX-Life Member receives higher commissions payouts when his/her Downline Members sell GX-Life products to consumers. Commission increases occur when the number of levels of Downline Members included within the GX-Life Member’s commissionable group increases, and the number of memberships directly below the GX-Life Member increases.

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

GX Coin and GX Coin Rewards

GX-Life entered into an Access and Services Agreement (see discussion above) with Great Coin that would allow GX-Life to distribute rewards to GX-Life Members in the form of GX Coins. GX Coin is a cryptocurrency that functions as a store of value and medium of exchange that was created by Great Coin and is intended to be traded on the GX Coin Platform, where the price of GX Coin may fluctuate depending on traditional market forces. GX-Life intends to use GX Coins as part of the GX-Life Global Compensation Plan for GX-Life Members. In order to qualify for GX Coin related benefits, receive GX-Coins, or participate on the GX-Coin Platform (collectively, the “GX-Coin Benefits”), GX-Life Members must reside in a state or territory where Great Coin is approved and authorized to conduct business. Currently, only GX-Life Members who reside in California are eligible to receive the GX-Coin Benefits within the United States. GX-Life Members who reside in China may receive GX-Coin Benefits as well. All other GX-Life Members that reside outside of California or China will not be eligible to receive GX-Coin Benefits, and must receive their commissions in the form of a debit card or ACH deposit until Great Coin is approved and authorized to conduct business in the state or territory where such GX-Life Member resides.

Notwithstanding the limitations in connection with the GX-Coin Benefits, when GX-Life Members are eligible to receive commissions, GX-Life Members have the option of receiving commissions in the form of a debit card, ACH deposit, or GX Coins after deducting certain transactional fees. For example, if a GX-Life Member opts to receive $100 worth of commissions in the form of a debit card, the GX-Life Member would take the following steps: (i) the GX-Life Member must contact GX-Life his or her desire to receive a debit card, (ii) GX-Life will verify that the GX-Life Member has earned $100 worth of commissions, and (iii) upon confirmation, GX-Life will instruct ProPay, Inc., a third party service provider and registered ISO of Wells Fargo Bank, N.A., Walnut Creek, CA (“ProPay”), to issue the GX-Life Member a debit card. For GX-Life Members in the United States, ProPay charges an annual fee of $9.95, as well as a loading fee of $0.25 for issuing the debit card. For GX-Life Members located in China, ProPay charges an annual fee of $19.95, as well as a loading fee of $0.50 for issuing the debit card. As a result, a GX-Life Member located in the United States that requested to receive $100 worth of commissions in the form of a debit card would actually receive a debit card in the amount of $89.80 after paying the related transaction fees charged by ProPay. Pursuant to GX-Life’s ProtectPay Service Agreement with ProPay, ProPay is responsible for issuing and delivering the debit card to the GX-Life Member. GX-Life Members may also continue to pay certain ordinary transaction fees through their continued use of the debit card such as cash withdrawal fees, ATM inquiry fees, card replacement fees, and an account continuation fee. If a GX-Life Member opts to receive $100 worth of commissions in the form of an ACH deposit, the GX-Life Member would go through a similar experience to the three steps above, but ProPay would only charge a transaction fee of $0.35 to GX-Life Members located within the United States. As a result, a GX-Life Member located in the United States that requested to receive $100 worth of commissions in the form of an ACH deposit would actually receive an ACH deposit of $99.65 after paying the related transaction fee charged by ProPay. If a GX-Life Member opts to receive $100 worth of commissions in the form of GX Coins, the GX-Life Member will not pay a transaction fee for merely receiving the GX-Coins. However, when the GX-Life Member sells his or her GX-Coins on the GX Coin Platform, Great Coin will charge a per transaction fee of 1% on each trade executed on the GX-Coin Platform, and the transaction fee will be charged at the time of settlement of the requisite transaction.

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

Under GX-Life’s prior compensation plan, certain members were designated as “VIP Members” and accumulated membership points. Under the current GX-Life Global Compensation Plan, the historical VIP Member status designation no longer exists, and GX-Life Members are no longer able to earn membership points. To accommodate the former VIP Members who had already accumulated membership points, GX-Life allowed former VIP Members to exchange their membership points for value in either fiat currency or GX Coin, although no GX-Life Member elected to exchange their respective membership points into fiat currency. From January 2016 through July 2016, all former VIP Members exchanged their respective membership points for GX Coins. Historical membership points with an aggregate value of US$5,459,718 were exchanged for 5,510,687 GX Coins (the “Converted GX-Coins”), and as a result, the Company earned US$3,632,586 in related party commissions in connection with the Converted GX-Coins. Furthermore, none of the Converted GX-Coins were issued under the GX Coin Commission Discount, and as a result, there are still 1,000,000 GX Coins available under the GX Coin Commission Discount as of the filing date of this report.

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

As of the filing date of this report, approximately 74% of GX-Life’s total sales of consumer products are attributed to sales in China and Hong Kong.

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

Other Regulatory Issues.

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

Competition

The direct-selling and/or network marketing industry include very diverse companies, with giant multinational corporations as well as smaller, local operators competing amongst each other. Bigger companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Herbalife, Ltd, which have much greater name recognition and financial resources than GX-Life does and also have many more members. These companies are publicly traded. GX-Life faces significant competition from a wide variety of medium and small-sized privately held companies, many of whom compete directly with GX-Life. With the exception of GX-Life’s tea products, all cosmetic, nutrition, supplement, and energy drink products are made in the United States. GX-Life believes that the distribution of these “Made in USA” products gives it a competitive advantage over its peers that do not distribute such products because GX-Life believes that these products are in great demand in the Chinese, Taiwanese and Hong Kong markets. Furthermore, GX-Life believes that incorporating GX Coins into the GX-Life Global Compensation Plan gives GX-Life a competitive advantage because it differentiates and distinguishes GX-Life from other competing businesses that do not offer GX Coins or similar types of programs.

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

As of the filing date of this report, approximately 26% of GX-Life’s sales are attributed to sales in the United States, 69% of GX-Life’s sales are attributed to sales in China, and 5% of GX-Life’s sales are attributed to sales in Hong Kong. GX-Life has not made any other sales in any other country. Moving forward, GX-Life intends to focus its sales efforts within the United States and expects that substantially all of its sales will be within the United States.

Current Membership Status of GX-Life

As of November 1, 2016, GX-Life currently has 117 GX-Life Members, of which 12 are Associate members, and 105 are GX-Life Members in higher status levels. On average, GX-Life enrolls approximately 11 new GX-Life Members per month. As of November 1, 2016, GX-Life has received approximately $5.5 million where the majority of the funds received were based on deposits from previously enrolled GX-Life Members under the prior compensation plan in the GX-Life Direct-Selling Program.

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

The statements contained in this Description of Business section are Forward-Looking Statements. Please refer to the “Risk Factors” and “Forward- Looking Statements” sections for more information.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in the Company’s report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 13, 2016. Such policies have not changed during the nine months ended September 30, 2016.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230)” – Classification of Certain Cash Receipts and Cash Payments. This guidance is intended to reduce diversity in practice with respect to eight specific cash receipts and cash payments and how they are classified in the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” – Narrow-Scope Improvements and Practical Expedients. The amendments in this Update clarity the objective of the collectability criterion in Step 1 of the new revenue recognition model. The objective is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. The amendments in this Update also add a new criterion to paragraph 606-10-25-7 to clarity when revenue would be recognized for a contract that fails to meet the criteria in Step 1. That criterion allows an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable. Amendments in this Update permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts. The amendments in this Update clarity that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments in this Update affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

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

Results of Operations

For the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue, net	$129,517	$–	$129,517	100%
Cost of product sales	102,531	–	102,531	100
Gross profit	26,986	–	26,986	100
Selling and marketing	132,113	2,239	129,874	*
General and administrative	1,205,010	175,676	1,029,334	586
Interest expense, net	20,068	27,882	(7,814)	(28)
Other	–	600	(600)	(100)
Net loss	$(1,330,205)	$(206,397)	$(1,123,808)	(544)%

* Not Meaningful

Revenues

	For the Three Months Ended September 30,
	2016	2015
Related party commissions (1)	$125,917	$–
Loyalty program related benefits (1)	–	–
Product sales (2)	–	–
Membership fees (2) (3)	3,600	–
Total revenue, net	$129,517	$–

(1)	With respect to member conversions under the Q2 Plan, the Company receives a related party conversion commission of 80% of the conversion price, up to $4,000,000 in conversion proceeds and 50% of the conversion price thereafter. The commission revenue is net of all related accrued member benefits in accordance with ASC 605-50.

(2)	In certain circumstances, the Company has waived membership fees and starter kit fees for some VIP members that were under the Q2 plan.

(3)	Membership fees are amortized over a twelve-month period.

Revenues, net

Revenues were $129,517 and zero for the three months ended September 30, 2016 and 2015, respectively. The increase is due to related party commissions earned through the members’ conversion of the remaining deposits to GX-Coin during the quarter. There was no starter kit revenue and $3,600 of membership fees which we amortize over the requisite membership period or twelve months.

Cost of Product Sales

Cost of product sales were $102,531 and zero for the three months ended September 30, 2016 and 2015, respectively. This amount primarily relates to the write-off of raw materials, which mainly consist of labels, boxes, and containers, that the Company is in the process of redesigning as part of a new marketing campaign.

Selling and Marketing Expenses

Selling and marketing expenses were $132,113 for the three months ended September 30, 2016, an increase of $129,874, from $2,239 for the three months ended September 30, 2015. The increase is primarily a result of the continued ramp-up of our direct selling program and were primarily attributable to promotional costs of $56,931, non-employee stock-based expense of $29,750, warehouse costs of $23,349, and travel costs of $15,916.

General and Administrative Expenses

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Compensation and benefits	$481,769	$2,513	$479,256	*	%
Legal and professional services	571,765	147,426	424,339	288
Occupancy	78,630	4,630	74,000	1,598
Investor relations	32,284	19,250	13,033	68
Other	40,562	1,857	38,705	2,084
Total General and Administrative Expenses	$1,205,010	$175,676	$1,029,334	586%

* Not Meaningful

General and administrative expenses were $1,205,010 for the three months ended September 30, 2016, an increase of $1,029,334 or 586 percent, from $175,676 for the three months ended September 30, 2015. The increases in costs are a result of our continued ramp-up of our direct selling program and include legal, consulting and professional services of $571,765, employee compensation and benefits expenses of $481,769, inclusive of employee stock compensation expense of $53,985, occupancy costs of $78,630, investor relations expenses of $32,284, and other expenses of $40,562.

Interest Expense, net

Interest expense, net was $20,068 for the three months ended September 30, 2016, a decrease of $7,814 or 28 percent, from $27,882 for the three months ended September 30, 2015. The decrease was primarily attributable to a reduction of our notes payable.

For the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue, net	$3,541,835	$–	$3,541,835	100%
Cost of product sales	106,792	–	106,792	100
Gross profit	3,435,043	–	3,435,043	100
Selling and marketing	1,040,464	86,887	953,577	1,097
General and administrative	3,412,811	396,850	3,015,961	760
Interest expense, net	70,099	84,773	(14,674)	(17)
Gain on extinguishment of debt	9,627	(279,823)	289,450	103
Other	–	1,800	(1,800)	(100)
Net (loss) income	$(1,097,958)	$(290,487)	$(807,471)	(278)%

Revenues

	For the Nine Months Ended September 30,
	2016	2015
Related party commissions (1)	$3,646,462	$–
Loyalty program related benefits (1)	(129,502)	–
Product sales (2)	14,550	–
Membership fees (2) (3)	10,325	–
Total revenue, net	$3,541,835	$–

(1)	With respect to member conversions under the Q2 plan, the Company receives a related party conversion commission of 80% of the conversion price, up to $4,000,000 in conversion proceeds and 50% of the conversion price thereafter. The commission revenue is net of all related accrued member benefits in accordance with ASC 605-50.

(2)	In certain circumstances, the Company has waived membership fees and starter kit fees for some VIP members.

(3)	Membership fees are amortized over a twelve-month period.

Revenues, net

Revenues were $3,541,835 and zero for the nine months ended September 30, 2016 and 2015, respectively. These increases are directly related to the new member’s in our direct selling program and related deposits, membership and starter kit fees under the Q2 plan. The primary increase relates to $3,516,960 of related party commissions earned through the members’ conversion of deposits (including accrued rewards points) to GX-Coin during the period. We also recorded $14,550 in starter kit revenue and $10,325 of membership fees which we amortize over the requisite membership period or twelve months.

Cost of Product Sales

Cost of product sales were $106,792 and zero for the nine months ended September 30, 2016 and 2015, respectively. This amount primarily relates to the write-off of raw materials, which mainly consist of labels, boxes, and containers, that the Company is in the process of redesigning as part of a new marketing campaign.

Selling and Marketing Expenses

Selling and marketing expenses were $1,040,464 for the nine months ended September 30, 2016, an increase of $953,577 or 1,097 percent, from $86,887 for the nine months ended September 30, 2015. These costs are primarily a result of the continued ramp-up of our direct selling program and include travel expenses of $597,878, promotional product costs of $181,213, warehouse costs of $72,115, and non-employee stock-based expenses for shares issued to marketing consultants of $103,070.

General and Administrative Expenses

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Compensation and benefits	$1,194,298	$7,538	$1,186,760	*	%
Legal and professional services	1,725,834	294,252	1,431,582	487
Occupancy	231,448	29,685	201,763	680
Investor relations	116,639	41,459	75,180	181
Other	144,592	23,916	120,676	505
Total General and Administrative Expenses	$3,412,811	$396,850	$3,015,961	760%

* Not Meaningful

General and administrative expenses were $3,412,811 for the nine months ended September 30, 2016, an increase of $3,015,961 or 760 percent, from $396,850 for the nine months ended September 30, 2015. The increases in costs are a result of our continued ramp-up of our direct selling program and include legal, consulting and professional services of $1,725,834, employee compensation and benefits expenses of $1,194,298, inclusive of employee stock compensation expense of $200,067, occupancy costs of $231,448, investor relations expenses of $116,639, and other expenses of $144,592.

Interest Expense, net

Interest expense, net was $70,099 for the nine months ended September 30, 2016, a decrease of $14,674 or 17 percent, from $84,773 for the nine months ended September 30, 2015. The decrease was primarily attributable to the reduction of our notes payable.

Loss (Gain) on Extinguishment of Debt

There was a loss on extinguishment of debt of $9,627 for the nine months ended September 30, 2016 as a result of a settlement with one of our noteholders. The gain on extinguishment of debt $279,823 for the nine months ended September 30, 2015 was attributable to settlements and write-offs of accounts payable of $194,040, accrued expenses of $25,783, notes payable of $45,000, advances from related parties of $15,000, and vendor settlements of $2,089. The accounts payable write-offs were a result of certain payables reaching or expected to reach their statute of limitations for the vendor to legally enforce the liability or are contested invoices where the Company believed they were erroneously or incorrectly billed, or the services were not performed in accordance with the agreement, and a favorable outcome is probable.

Liquidity and Capital Resources

Liquidity

As a result of recurring losses and negative cash flows there is a substantial doubt about the Company’s ability to continue as a going concern. The company intends to fund its operations with additional equity and/or debt financing. Management is also making efforts to increase revenue generating activities from the Company’s MLM program. If we cannot raise additional short term capital, we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

As of September 30, 2016, our principal source of liquidity is from cash proceeds from our sale of common stock.

As of September 30, 2015, our principal source of liquidity was from the receipt of $3,000,000 from Mr. Lei Pei through the sale of 6,000,000 shares of newly issued common stock. The receipt of the $3,000,000 was received on March 30, 2015, and has been used to fund our operating costs, operating and marketing of our newly acquired businesses, general corporate purposes, working capital requirements, and expansion plans through the end of 2015. Prior to this stock sale, we funded our operations through the issuance of issuance of debt instruments and sales of our common stock.

As of September 30, 2016, our cash and cash equivalents were $384,412 and we had working capital of $1,259,718. We will continue to seek to raise capital through the issuance of stock and debt to fund the requirements of our businesses.

During the nine months ended September 30, 2016, we reduced our notes payable by $270,000 through repayments. For the nine months ended September 30, 2015 we reduced our notes payable by $45,000 through a debt write-off and note settlement.

Equity

During the three months ended March 31, 2015, we issued 6,000,000 shares of common stock resulting in $3,000,000 in cash proceeds to us.

During the nine months ended September 30, 2016, the Company received written and verbal commitments for 1,000,000 shares under the S-1 for a total of $3,500,000. However, certain investors either did not (i) transmit their respective funds to purchase their shares, or (ii) provided the appropriate written documentation to the Company prior to the S-1 becoming ineffective. As a result, we were only able to appropriately document the sale of 759,453 shares under the S-1 for a total of $2,658,086, and sold an additional 48,104 shares to certain individuals in exchange for noncash consideration.

During the three months ended September 30, 2016, the Company issued an aggregate 25,000 restricted shares to one individual as compensation for consulting services and recorded non-employee stock compensation expense of $29,750.

Additionally, on July 29, 2016, we filed a Form S-8 Registration Statement (the “S-8”) with the SEC to register 32,500 shares of our common stock at $1.69 per share. The S-8 was deemed effective as of the filing date pursuant to Rule 462 of the Securities Act. The shares were issued on August 4, 2016.

Cash Flows

The following table sets forth our cash flow information as follows:

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Operating activities	$(2,270,310)	$(533,231)	(1,737,079)	(325.8)%
Investing activities	(404,245)	(175,000)	(229,245)	(131.0)%
Financing activities	2,403,562	2,923,421	(519,859)	(17.8)%

Operating Activities

During the nine months ended September 30, 2016, we had net cash outflows from operating activities of $2,270,310, an increase in outflows of $1,737,079 or 325.8 percent compared to outflows of $533,231 for the nine months ended September 30, 2015. The increase in outflows primarily relates to our net loss for the period, purchases of inventory related to our direct selling business, and higher prepaid expenses, offset by increases in stock compensation and loss on extinguishments of debt.

Investing Activities

During the nine months ended September 30, 2016, we had net cash outflows from investing activities of $404,245, an increase of $229,245 or 131.0 percent compared to outflows of $175,000 for the nine months ended September 30, 2015. The increase in cash outflow primarily relates to property and equipment purchased related to continued ramp-up of the Company’s operations.

Financing Activities

During the nine months ended September 30, 2016, we had net cash inflows from investing activities of $2,403,562, a decrease of $519,859 or 17.8 percent compared to inflows of $2,923,421 for the nine months ended September 30, 2015. The decrease primarily relates to reduction in capital we received from the sale of our common stock from the prior period and repayments to noteholders, partially offset by reductions in related party advances.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Kevin McAllister

On June 3, 2016 (the “Filing Date”), Kevin McAllister (“Claimant”) filed a claim against the Company and its CFO and director, Michael Dunn, as an individual (collectively, the “Defendants”), for (i) breach of contract and (ii) fraud with the Superior Court of California, County of Orange, in Santa Ana, California. Claimant alleges that he entered into a written contract, a convertible promissory note (the “McAllister Note”), with the Company on or around December 4, 2014, but that the Company breached the McAllister Note by failing to make certain payments owed to Claimant under the terms of the note. Claimant is also alleging that Defendants agreed to perform its duties under the McAllister Note, but because Defendants have not performed or paid Claimant yet, Claimant alleges that Defendants never intended to pay the amounts owed under the McAllister Note. Furthermore, Claimant alleges that the Company has misrepresented information in its financial statements that the McAllister Note (and other debt), has or will be paid, when the Company allegedly refuses to pay such note (and other debt). Claimant is seeking approximately $182,583 in damages as well as costs of collection, attorney’s fees, punitive damages, and expenses.

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

Xinai Zhao re: Ning Liu

On September 29, 2016, Xinai Zhao (“Plaintiff”) filed a complaint (the “Complaint”) against Mr. Ning Liu, the Company’s former Chief Executive Officer, President, and Chairman of the Board, Grand Opus Co., Ltd., a California corporation, Goldenrise Development, Inc., a California corporation, and the Company (collectively, the “Defendants”) in the Superior Court of the State of California, County of Los Angeles (Central District) and is seeking to recover no less than $212,992.92 in damages.

The Complaint alleges, among other things, that in 2009 Mr. Liu sold a total of 150,000 shares in three separate Chinese companies, and 200,000 shares in China Yongxin Pharmaceuticals Inc. (“CYXN”), a Delaware corporation, to the Plaintiff under false and misleading information. The Complaint also alleges that after CYXN’s stock was suspended and delisted on the Nasdaq Smallcap Market, Mr. Liu provided Plaintiff with 100,000 shares of the Company’s common stock (the “Shares”) around June 2016 to help recoup her loses in these investments.

The Company believes that the Complaint has no merit as it pertains to the Company because (i) the Company never sold the Shares to the Plaintiff, (ii) the Shares were gifted to the Plaintiff by Mr. Liu to help recoup her loses, (iii) the Company is not Mr. Liu’s alter ego, and (iv) the Plaintiff’s claims stem from the sole actions of Mr. Liu prior to serving as a director and officer of the Company. As previously discussed, Mr. Liu has resigned as the Company’s Chief Executive Officer, President, and Chairman of the Board on October 21, 2016.

To our knowledge, no governmental authority is contemplating any legal proceedings against us.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition, and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR COMPANY, BUSINESS AND INDUSTRY

Risks Related to the EB-5 Program operated by our subsidiary, Powerdyne

Limited Operating History in EB-5 Program.

The EB-5 Program operated by Powerdyne is start-up in nature, and as such, Powerdyne has limited operating history on which to base an evaluation of its business and prospects. Currently, no viable EB-5 projects have been identified. There are currently zero (0) investors enrolled in Powerdyne’s EB-5 Program. In light of Powerdyne’s limited operating history, its prospects should be considered in light of the risks that can be encountered by companies in their early stages of development. No assurance can be given that Powerdyne’s operations will operate at a profit.

Risks of Governmental Regulation.

Powerdyne’s operations will be subject, both directly and indirectly, to federal, state, and local governmental regulation. It is possible that (i) the enactment of new laws, (ii) changes in the interpretation or enforcement of applicable codes, rules and regulations, or (iii) enforcement action against other EB-5 businesses by governmental agencies may have a substantial adverse effect on the operations and/or Powerdyne’s value. No assurance can be given that any of the regulations or controls which presently affect Powerdyne will not be changed, and it has no control over the possibility of any such change.

The EB-5 Program is a U.S. government program that is highly regulated and requires frequent interaction between Powerdyne’s management and government officials.

The EB-5 Program was created in 1990 by the U.S. Congress, which has accorded broad regulatory powers to the Department of Homeland Security and in particular to the USCIS in administering the EB-5 Program. The regional center pilot program was first created in 1992. Any changes to a regional center’s scope including geographic area, industry, economic methodology or any other type of material deviation from the original designation application require the filing of an amendment application with USCIS. While management will strive to coordinate with USCIS to achieve its investors’ immigration goals, there can be no assurance that USCIS employees will take a consistent position as to many of the issues arising under the EB-5 Program, and there can be no assurance that USCIS regulations, precedent case law and policies will not change in the future, and that Powerdyne will not be required to substantially change its investment policies in the future.

The EB-5 Program and other immigration laws can be discontinued or changed at any time and may adversely affect the EB-5 immigrant investor.

The U.S. Congress and/or other government agencies may discontinue or change some provisions of the entire EB-5 Program.

Powerdyne could have its designation terminated by the USCIS.

The USCIS may terminate the designation of Powerdyne at any time (i) if the USCIS determines that Powerdyne is no longer promoting job creation or the kind of local economic development for which it was initially certified to perform, (ii) if the USCIS determines that Powerdyne is non-compliant with the immigration regulations, such as failing to file an I-924A annual return, failing to provide the USCIS with updated information annually, cumulatively, or as otherwise requested by the USCIS to demonstrate that Powerdyne is continuing to promote economic growth, regional productivity, or domestic capital investment in the approved geographic area, failing to actively engage in projects or have limited number of investors, failing to create jobs, and instead, merely engage in job preservation, failing to have its investors be actively involved in the business affairs of the particular EB-5 project, or (iii) if the USCIS determines that Powerdyne has engaged in fraud or misrepresentation.

On July 15, 2015, the USCIS issued a Notice of Intent to Terminate (“NOIT”) Powerdyne for (i) failing to notify the USCIS in a timely manner of the change in ownership of Powerdyne, and (ii) that Powerdyne has not created any economic development at the time the NOIT was issued. Powerdyne filed an official response to the NOIT on August 14, 2015 to address these matters. Between August 2015 to date, Powerdyne has submitted multiple inquiries to the USCIS and the Office of Citizenship and Immigration Services Ombudsman (“Ombudsman”) asking for a status update related to the NOIT. On September 14, 2016, Ombudsman notified Powerdyne that its case is actively being reviewed, but that the USCIS was unable to provide a specific time frame of when this issue would be resolved. Although Powerdyne believes that its designation as a qualified regional center will not be terminated, it is possible that the USCIS could revoke Powerdyne’s designation. However, as of the filing date of this report, Powerdyne is still listed as an approved regional center on the USCIS’ website.

The failure of the EB-5 investor to obtain a Visa following the Regional Center investment may cause problems to the Company’s business and reputation and open the Company up to litigation.

After investing with the EB-5 Regional Center, there is the risk that a specific project does not qualify an investor for the EB-5 Visa. The I-829 application may be denied. There are several possible reasons for the denial of the application:

•	The investor’s capital was not fully invested thereby failing to meet the investor’s minimum capital requirements of the EB-5;

•	Material changes were made in the course of the investment which were inconsistent with the job plan submitted with the application;

•	Jobs were not created as outlined in the economic impact analysis or within the period of time outlined in the business plan submitted with the application;

•	Insufficient job creation;

•	Jobs were created outside of a “Targeted Employment Area” as defined in the economic impact analysis; or

•	Other factors related to the history, background or personal situation of the specific investor unrelated to the Regional Center’s implementation of the EB-5 program.

Each of the above factors, if not carefully monitored by the Company’s Regional Center, could result in the denial of an investor’s EB-5 visa application. The denial exposes the Company to litigation risks and could have a long-term impact on the viability, reputation and ultimate success of the Company’s business.

Certain investment projects operated by the Company’s Regional Center could be unsuccessful, go into bankruptcy or fail to become fully operational resulting in a loss of the Investor’s principal which may cause problems to the Company’s business and reputation and open the Company up to litigation.

Even if an investor successfully obtains an EB-5 Visa in this process, there is still investment risk associated with the EB-5 Program. Each investor contributes a significant amount of capital that is deployed by the Regional Center into various qualified development projects, including real estate projects and business investments. The inherent risk of an investment of this nature may result in investor’s capital not being returned, either in part or in full. There are several possible reasons for a failure to return investor capital:

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

Much of the EB-5 Program’s principal assets will consist of real property. The Regional Center’s real estate ownership subjects the Company to additional risks not applicable to GX-Life's direct-selling business, including:

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

The Regional Center’s EB-5 program will likely hold goodwill, intangible assets and a significant amount of long-lived assets. We evaluate our tangible and intangible assets annually for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s value may not be recoverable. During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may in the future incur impairment charges, which in the future could be material and adversely affect our results of operations and earnings. The resulting decline in the Regional Center’s EB-5 business may then have a substantial negative impact on the operating results of the Company as a whole which would likely result in a decrease of the Company’s stock price.

Risks Related to GX-Life Global

GX-Life’s failure to establish and maintain GX-Life Members for any reason could negatively impact sales of its products and could harm our financial condition and operating results.

GX-Life distributes its products to GX-Life Members, and GX-Life depends upon GX-Life Members directly for substantially all of its sales. GX-Life Members, including higher status level members, may voluntarily terminate their membership with GX-Life at any time. To increase our revenue, GX-Life must increase the number of, or the productivity of, GX-Life Members. Accordingly, our success depends in significant part upon GX-Life’s ability to recruit, retain and motivate a large base of GX-Life Members. The loss of a significant number of GX-Life Members for any reason could negatively impact sales of GX-Life’s products and could impair its ability to attract new GX-Life Members. GX-Life competes with other network marketing organizations to attract and retain members. GX-Life’s operating results could be harmed if its existing and new business opportunities and products do not generate sufficient interest to retain existing GX-Life Members and attract new GX-Life Members.

Because GX-Life cannot exert the same level of influence or control over its independent GX-Life Members as it could were they GX-Life’s own employees, GX-Life Members could fail to comply with applicable law or its member policies and procedures, which could result in claims against the Company or GX-Life that could harm our financial condition and operating results.

GX-Life Members are independent contractors and, accordingly, GX-Life is not in a position to directly provide the same direction, motivation and oversight as it could if GX-Life Members were its own employees. As a result, there can be no assurance that GX-Life Members will participate in GX-Life’s marketing strategies or plans, accept its introduction of new products, or comply with its member policies and procedures.

Extensive federal, state and local laws regulate GX-Life’s business, products and GX-Life Direct-Selling Program. Because GX-Life has expanded into foreign countries, its policies and procedures for independent members differ due to the different legal requirements of each country in which GX-Life does business. While GX-Life has implemented member policies and procedures designed to govern member conduct and to protect the goodwill associated with GX-Life, it can be difficult to enforce these policies and procedures because their independent status. Violations by GX-Life Members of applicable law or of GX-Life’s policies and procedures in dealing with customers could reflect negatively on its products and operations and harm GX-Life’s business reputation. In addition, it is possible that a court could hold GX-Life civilly or criminally accountable based on vicarious liability because of the actions of GX-Life Members.

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

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad, and our failure or GX-Life Members’ failure to comply with these constraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, advertising, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and other similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or GX-Life Members are in compliance with all of these regulations. Our failure or GX-Life Members’ failure to comply with these regulations or new regulations could disrupt GX-Life Members’ sale of our products, or lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of GX-Life Members and, consequently, on sales.

The GX-Life Direct-Selling Program could be found to not be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

The GX-Life Direct-Selling Program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, the GX-Life Direct-Selling Program could be found by federal, state or foreign regulators to not be in compliance with applicable law or regulations. There can be no assurances that federal, state, state attorneys general, or foreign regulators will not take action against us.

Regulations applicable to the GX-Life Direct-Selling Program or similar programs generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning such programs do not include “bright line” rules and are inherently fact-based and, thus, GX-Life is subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. While we believe we are in compliance with these regulations, there is no assurance that the FTC or other federal, state or foreign courts or agencies would agree.

The ambiguity surrounding these laws can also affect the public perception of GX-Life or the Company. The failure of the GX-Life Direct-Selling Program to comply with current or newly adopted regulations or any allegations or charges to that effect brought by federal, state, or foreign regulators could negatively impact our business in a particular market or in general and may adversely affect our share price. We are also subject to the risk of private party challenges to the legality of the GX-Life Direct-Selling Program. Programs of other companies have been successfully challenged in the past, while other challenges to such programs of other companies have been defeated. Adverse judicial determinations with respect to the GX-Life Direct-Selling Program, or in proceedings not involving us directly but which challenge the legality of similar programs, in any other market in which we operate, could negatively impact our business.

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

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our GX-Life Members, customer relationships and product sales, and harm our financial condition and operating results.

GX-Life’s business is subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and member relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new products or product enhancements that meet these needs;

•	successfully commercialize new products or product enhancements in a timely manner;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

If we fail to further penetrate existing markets, then the growth in sales of GX-Life’s products, along with our operating results, could be negatively impacted.

The success of GX-Life is to a large extent contingent on its ability to further penetrate existing markets which is subject to numerous factors, many of which are out of our control. Government regulations in both domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of GX-Life’s products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity or consumers willing to purchase GX-Life products. Moreover, GX-Life’s growth will depend upon improved training and other activities that enhance GX-Life Member retention in the markets GX-Life operates in. Our efforts to support growth in international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our infrastructure in our more developed markets. Therefore, we cannot assure you that our general efforts to increase our market penetration and GX-Life Member retention in existing markets will be successful. If we are unable to further penetrate existing markets, our operating results could suffer.

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

Changes in tax laws, treaties or regulations, or their interpretation could adversely affect us.

A change in applicable tax laws, treaties or regulations or their interpretation could result in a higher effective tax rate on our worldwide earnings, and such change could be significant to our financial results.

We may be held responsible for certain taxes or assessments relating to the activities of GX-Life Members, which could harm our financial condition and operating results.

GX-Life Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on GX-Life to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to GX-Life Members. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat GX-Life Members as employees, or that GX-Life Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

Risks Related to GX-Life's Proposed Use of GX Coins in Connection With Commissions and the GX-Life Global Compensation Plan.

The loss or destruction of a GX Coin private key required to access GX Coin may be irreversible.

GX Coin is controllable by the possessor of both the unique public and private keys relating to the online digital or local wallet in which the GX Coins are held. Great Coin publishes the public key relating to digital wallets in use by users when it verifies the receipt of GX Coin transfers and disseminates such information into the GX Coin Platform, but individual users are required to safeguard the private keys relating to such digital wallets using Great Coin’s security system. To the extent such private keys are lost, destroyed or otherwise compromised, the users will be unable to access the related GX Coin and such private keys will not be capable of being restored by Great Coin. Any loss of private keys relating to digital wallets used to store the user’s GX Coin could adversely affect the value of GX Coin and adversely affect GX-Life’s business operations which are, in part, dependent on the value of GX Coin earned by GX-Life Members through the GX-Life Global Compensation Plan.

The further development and acceptance of the GX Coin Platform and other cryptocurrency trading systems, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of the GX Coin Platform may adversely affect the value of GX Coin and the Company’s related business operations.

Cryptocurrencies such as GX Coin, which may be used, among other things, to buy and sell goods and services, are a new and rapidly evolving industry of which the GX Coin Platform is a small part. The growth of the cryptocurrency industry in general and the GX Coin Platform in particular, is subject to a high degree of uncertainty. The factors affecting the further development of this industry, as well as the GX Coin Platform, include:

•	Continued worldwide growth in the adoption and use of GX Coin and other cryptocurrencies;

•	Government and quasi-government regulation of GX Coin and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the GX Coin Platform or similar cryptocurrency trading systems;

•	Changes in consumer demographics and public preferences;

•	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

•	General economic conditions and the regulatory environment relating to cryptocurrency trading systems.

The Company cannot be certain as to the impact of the expansion of GX Coin on the cryptocurrency trading industry and the GX Coin Platform. A decline in the popularity or acceptance of GX Coin or other cryptocurrency could adversely affect the value of GX Coin and have a detrimental impact on the GX-Life Global Compensation Plan.

If a malicious actor or botnet obtains control in excess of 50 percent of the processing power active on the GX Coin Platform, such actor or botnet could manipulate the source code of the GX Coin Platform in a manner that adversely affects the value of GX Coin or the ability of the Company to use GX Coin in its business operations.

To the extent that a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power on the GX Coin Platform, it could alter the source code on which the GX Coin Platform and all GX Coin transactions rely. To the extent that such malicious actor or botnet does not yield its majority control of the processing power on the GX Coin Platform, reversing any changes made to the source code may not be possible. Such changes could adversely affect the value of GX Coin or the ability of GX-Life to operate the GX-Life Global Compensation Plan.

Intellectual property rights claims may adversely affect the operation of the GX Coin Platform.

Third parties may assert intellectual property claims relating to the operation of cryptocurrencies and their source code relating to the holding and transfer of such assets. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in the GX Coin Platform’s long-term viability or the ability of users to hold and transfer GX Coin may adversely affect the value of GX Coin. Additionally, a meritorious intellectual property claim could prevent users from accessing the GX Coin Platform or holding or transferring their GX Coin. As a result, an intellectual property claim against Great Coin could adversely affect the value of GX Coin or the ability of GX-Life to operate the GX-Life Global Compensation Plan.

The GX Coin Platform on which GX Coin trades is new and largely unregulated and may therefore be more exposed to fraud and failure than established, regulated trading platforms. To the extent that the GX Coin Platform is involved in fraud or experiences security failures or other operational issues, the GX Coin Platform’s failures may adversely affect the value of GX Coin.

The GX Coin Platform is new and largely unregulated. The price of GX Coin is based on the prevailing "spot" price in the GX Coin market and thus utilizes data from the GX Coin Platform.

Over the past three years, many cryptocurrency exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such exchanges were not compensated or made whole for the partial or complete losses of their account balances in such exchanges. While smaller exchanges are less likely to have the infrastructure and capitalization that make larger exchanges more stable, larger exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems).

A lack of stability in the GX Coin Platform and the closure or temporary shutdown of the GX Coin Platform due to fraud, business failure, or hackers or malware may reduce confidence in the GX Coin Platform and result in greater volatility in the price of GX Coin. These potential consequences of the GX Coin Platform’s failure could adversely affect the value of GX Coin and reduce the incentive for consumers to participate in GX-Life Global Compensation Plan, which include, among other things, the option to redeem commissions for GX Coin.

Alternative cryptocurrency trading exchanges may gain more credibility and acceptance than the GX Coin resulting in a devaluation of GX Coin and the decreased effectiveness of the GX-Life Global Compensation Plan.

There are numerous different types of cryptocurrencies and related exchanges and platforms. Any one of these different exchanges may gain more use than the GX Coin Platform, thereby increasing the liquidity and value of the more accepted cryptocurrency which may, in turn, decrease the use, value and acceptance of GX Coin as a cryptocurrency, which will decrease the effectiveness of the GX-Life Global Compensation Plan (which provides GX-Life Members the option to receive commissions in the form of either a debit card, ACH deposit, or GX Coins) to act as an incentive to drive GX-Life's retail revenues through the GX-Life Direct-Selling Program. As a result, our business plan may not be implemented as planned.

Currently, GX Coin is tradable on the GX Coin Platform, which is not operated or controlled by the Company or GX-Life.

Neither the Company nor GX-Life administers or controls the GX Coin Platform, and GX-Life’s ability to access the GX Coin Platform for use by GX-Life Members is based on the Access and Services Agreement between GX-Life and Great Coin. The GX Coin Platform could be shut down entirely or otherwise become unavailable to GX-Life Members, which would have a material adverse effect on the Company and significantly impair the ability of GX-Life to operate the GX-Life Global Compensation Plan and the GX-Life Direct-Selling Program.

There is no assurance that a viable trading market for GX Coin will ever develop.

The GX Coin Platform and/or its operator, Great Coin, could fail for any number of reasons, including a failure of the GX Coin Platform to gain any relevant traction or achieve any meaningful user base. If so, there may never be a viable trading market for GX Coin, and GX Coin could effectively become illiquid and valueless, indefinitely. Additionally, even if a viable trading market were ever to exist, the transfer of GX Coin may become subject to significant legal and/or contractual restrictions in ways that are difficult if not impossible to predict. Accordingly, GX-Life Members who receive GX Coins may never be able to liquidate such GX Coins or convert them into any other currency or store of value. The lack of a viable trading market for GX Coin would therefore cause substantial material harm to GX-Life Members who receive GX Coins and materially impair the ability of the Company and GX-Life to operate the GX-Life Global Compensation Plan and the GX-Life Direct-Selling Program.

GX Coin and the GX Coin Platform are built using the open source Ethereum software, which is developed by third parties beyond the control of the Company and may contain material defects and vulnerabilities.

The GX Coin and the GX Coin Platform are dependent on software that was not developed by the Company, including the Ethereum software. The Ethereum software specifically has been exposed as containing significant vulnerabilities that could materially impair its utility generally, and could make it unsuitable for use as the basis of GX Coin and the GX Coin Platform. Any vulnerabilities in the Ethereum software (whether those currently identified or any other vulnerabilities that could very well exist but have not yet been discovered and/or identified to the public) could cause material and fundamental defects in both GX Coin and the GX Coin Platform, which would cause substantial material harm to GX-Life Members who receive GX Coins and materially impair the ability of the Company and GX-Life to operate the GX-Life Global Compensation Plan and the GX-Life Direct-Selling Program.

Additional issuance of GX Coins to GX-Life Members and other individuals who trade on the GX Coin Platform could cause significant dilution that materially decreases the value of GX Coin, the utility of GX Coin, and the value of the Company’s use of GX Coins.

Over time, the Company expects that the amount of GX Coins owned by the public, including by GX-Life Members, will increase, for example as GX-Life Members choose to receive commissions in the form of GX Coins in connection with the GX-Life Global Compensation Plan. The increased supply of GX Coins over time could materially increase the supply of GX Coins in the market and accordingly materially decrease the market price for GX Coins. The value of GX Coins is central to the successful operation of the GX-Life Global Compensation Plan and the GX-Life Direct-Selling Program. Accordingly, a decrease in the price of GX Coins as a result of the additional issuance of GX Coins could materially adversely affect the ability of the Company and GX-Life to operate the GX-Life Global Compensation Plan and the GX-Life Direct-Selling Program.

General Risks Related to our Company

We have limited operating history with our Regional Center and GX-Life.

Our entry into operating the business lines affiliated with the Regional Center and GX-Life commenced in 2015. As a result, we have little financial information on which an investor can evaluate our business and prospects. There can be no assurance that our future proposed operations will be implemented successfully or that we will have the ability to generate profits. If we are unable to sustain our operations, you may lose your entire investment.  We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs.  We also face the risk that we will not be able to effectively implement our business plan.  In evaluating our business and prospects, these difficulties should be considered.  If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

As of November 1, 2016, we have generated $0 in revenue from operating Global Future City Regional Center, LLC, and approximately $3.5 million in net revenue from operating GX-Life.

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

As a result of our services being web-based and the fact that we process, store and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Some subsidiaries have previously experienced security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

Our future results may vary significantly which may adversely affect the price of our common stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 150,000,000 shares of common stock, of which 48,531,459 shares of common stock are outstanding as of November 1, 2016. Our board of directors has the authority to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of the shareholders. Consequently, shareholder positions may be diluted.

Our shares are currently quoted on the OTCQB, but our securities will not be eligible for quotation if we are not current in our filings with the Securities and Exchange Commission.

As an OTCQB company, we are required to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation over-the-counter. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30-day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

We are classified as a “Smaller Reporting Company,” and we cannot be certain if the reduced disclosure requirements applicable to such classifications will make our common stock less attractive to investors.

We are currently a “Smaller Reporting Company” (“SRC”). SRCs are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2016 and 2015, the Company issued 53,000 and 250,000 shares of common stock for consulting services rendered and recorded stock-based expense of $103,070 and $65,000, respectively, recorded in selling and marketing expenses in the consolidated statements of operations.

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

Use of Proceeds from Registered Securities

Period	Type of Security	Total Number of Shares Purchased	Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the S-1
March 1, 2016 – April 30, 2016	Common Stock	759,453 (1)	$3.50	$32,341,914.50
March 2016	Common Stock	14,104	(2)	$32,341,914.50
April 2016	Common Stock	34,000	(3)	$32,341,914.50
Total		807,557	$3.50

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

On May 4, 2016, we submitted Post-Effective Amendment No. 3 to the S-1 incorporating certain information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 13, 2016, information contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that was filed with the SEC on May 16, 2016, and certain changes in circumstances involving the development and utilization of GX Coin in GX-Life’s Direct Selling Program. We disclosed in this Post-Effective Amendment that we had sold 1,013,500 shares of our common stock under this prospectus. This was due to the fact that subsequent to March 31, 2016, and while the S-1 was still effective, we had received written and verbal commitments to purchase 1,000,000 shares under the S-1 for a total of US$3,500,000. However, certain investors either did not (i) transmit their respective funds to purchase their shares, or (ii) provided the appropriate written documentation to the Company prior to the S-1 becoming ineffective. As a result, we were only able to appropriately document the sale of 759,453 shares under the S-1 for a total of US$2,658,086.

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

We received aggregate net proceeds from the offering of approximately $2,658,086, after deducting offering expenses payable by us. As of November 1, 2016, we have used approximately all of the net proceeds from the offering as follows: $1,040,464 for sales and marketing costs, $1,617,622 for general and administrative purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the offering as described in our S-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Subsequent Events

Ning Liu - Resignation

As reported on Form 8-K filed with the Commission on October 21, 2016, Mr. Ning (Sam) Liu resigned as the Company’s Chief Executive Officer, President, and Chairman of the Board, effective as of October 21, 2016. The Company’s board of directors approved and accepted Mr. Liu’s resignation.

On October 21, 2016, the Board appointed Mr. Michael Dunn, the Company’s current Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer, and Director as the Company’s Chief Executive Officer, President, and Chairman of the Board.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005 (1)
2.2	Merger and Reorganization Agreement, dated June 18, 2013, by and between FITT Highway Products, Inc. and F.I.T.T. Energy Products, Inc. (2)
2.3	Merger Agreement and Articles of Merger, with an effective date of October 29, 2014, by and between FITT Highway Products, Inc. and Global Future City Holding Inc. (3)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001 (4)
3.2	Amended and Restated Bylaws, dated December 4, 2001 (4)
3.3	Amended and Restated Articles of Incorporation, dated April 27, 2005 (5)
3.4	Amended and Restated Articles of Incorporation, dated June 1, 2010 (6) (7)
10.1	Employment Agreement with Michael R. Dunn dated August 24, 2009 (8)
10.2	Employment Agreement with Robert E. Crowson, Jr. dated August 24, 2009 (8)
10.3	Share Exchange Agreement, dated May 6, 2014, by and between FITT Highway Products, Inc. and Greenome Development Group, Inc. (9)
10.4	Stock Purchase Agreement, dated September 19, 2014, by and between FITT Highway Products, Inc. and Sky Rover Holdings, Ltd. (10)
10.5	Financing Agreement, dated September 19, 2014, by and between FITT Highway Products, Inc. and Greenome Development Group, Inc. (10)
10.6	First Amendment to Stock Purchase Agreement between Global Future City Holding Inc. and Sky Rover Holdings, Ltd., dated February 17, 2015 (11)
10.7	Membership Interest Purchase and Sale Agreement by and between Global Future City Holding Inc. and Powerdyne, Inc., dated March 26, 2015 (12)
10.8	Second Amendment to Stock Purchase Agreement executed by and between Global Future City Holding Inc. and Sky Rover Holdings, Ltd., dated April 17, 2015 (13)
10.9	Resignation Agreement by and between Global Future City Holding Inc. and Lei Pei, dated August 17, 2015 (14)
10.10	Resignation Agreement by and between Global Future City Holding Inc. and Xiang Ling Yun, dated August 17, 2015 (14)
10.11	Resignation Agreement by and between Global Future City Holding Inc. and Junfei Ren, dated August 17, 2015 (14)
10.12	Share Exchange Agreement by and between GX-Life Global, Inc., GX-Life Global Shareholders, Global Modern Enterprise Limited and Global Future City Holding Inc., dated October 2, 2015 (15)
10.13	Private Stock Purchase Agreement between Exchange Agreement between Future Continental Limited, Discover Future Limited, Global Future Development Limited and the shareholders of Global Modern Enterprise Limited, dated October 2, 2015 (15)
10.14	Software License and Services Agreement by and between GX-Life Global, Inc. and Great Coin, Inc., dated February 17, 2016 (16)
10.15	Amendment and Restatement to Software License and Services Agreement (Access and Services Agreement) by and between GX-Life Global, Inc. and Great Coin, Inc., dated September 30, 2016(17)
10.16	Thomas Leffler Employment Agreement*
14.1	Amended and Restated Code of Conduct and Ethics, dated November 11, 2015 (18)
21.1	List of Subsidiaries (17)
99.1	Audit Committee Charter, dated November 11, 2015 (18)
99.2	Nominations and Governance Committee Charter, dated November 11, 2015 (18)
99.3	Compensation Committee Charter, dated November 11, 2015 (18)
99.4	Insider Trading Policy, dated November 11, 2015 (1)
99.5	Principles of Corporate Governance, dated November 11, 2015 (18)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed concurrently herewith

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 19, 2013.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 29, 2014.
(4)	Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.
(5)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 28, 2005.
(6)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 21, 2010.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 21, 2010.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 26, 2009.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 9, 2014.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2014.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 20, 2015.
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 30, 2015.
(13)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 20, 2015.
(14)	Incorporated by reference form our Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015.
(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 8, 2015.
(16)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 13, 2016
(17)	Incorporated by reference from our Amendment No. 1 to Post-Effective Amendment No. 3 on July 22, 2016
(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 17, 2015

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

GLOBAL FUTURE CITY HOLDING INC.

Dated: November 18, 2016
By: /s/ Michael R. Dunn
Its: Chief Executive Officer

Dated: November 18, 2016
By: /s/ Michael R. Dunn
Its: Chief Financial Officer

