Form 10-K
period 2016-12-31
Global Future City Holding Inc.
filed 2017-04-17
CIK 1164964

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $33,710,357 based upon the price ($2.60) at which the common stock was last sold as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

The registrant had 40,431,680 shares of common stock outstanding as of April 17, 2017.

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

The following discussion should be read in conjunction with the Risk Factors presented in Item 1A of Part I and the Cautionary Statement for Forward-Looking Information and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II.

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

Detention of our Former Chief Executive Officer

On August 30, 2016, we reported on Form 8-K that our former Chief Executive Officer (“CEO”), President, and Chairman of the Board of Directors, Ning Liu, was detained in the People’s Republic of China (“PRC”) and we had begun investigating the facts and circumstances surrounding his detainment. On September 9, 2016, we filed Form 8-K reporting that Mr. Liu was taking a 30 day leave of absence from all positions he held with our Company. Finally, on October 21, 2016, because of his ongoing legal challenges in the PRC, Mr. Liu resigned from all his positions in our Company. Also on October 21, 2016, our Board of Directors appointed Michael R. Dunn to the positions of Chief Executive Officer (“CEO”), President and Chairman of the Board.

Mr. Liu continues to be detained in the PRC. We have been informed by Mr. Liu’s attorney in the PRC that, on March 2, 2017, he was convicted in Hunan Province for violations of the PRC’s multi-level marketing regulations and sentenced to 10 years in prison. We have likewise been informed by Mr. Liu’s attorney that he has an appeal hearing scheduled in Hunan Province in the near future and, if he is unsuccessful in that hearing, he can appeal to a national court in Beijing China. This process could take months and it is very difficult to get reliable information on the particulars of Mr. Liu’s case to make any intelligent assessment as to the final outcome. While many of the facts of his detention and conviction are unclear, we have been informed that Mr. Liu allegedly raised capital through the sale of a digital coin, named Wan Fu Bi, all while representing himself as the CEO of our Company and an unaffiliated private company, Great Coin Inc. (“Great Coin”). As further described below, Great Coin, which was co-owned by Mr. Liu and Michael Dunn, is a technology company that developed the GX Coin, a digital currency, and a trading platform for the GX Coin. Through a February 2016 agreement with Great Coin, our Company’s direct-selling program members were able to convert a portion of their membership accounts into GX Coins. It is unclear whether investors in Wan Fu Bi believed it was the same as the GX Coin. Even though Mr. Liu was allegedly representing himself as the CEO of our Company and also of Great Coin, his activities were never authorized by either company, Wan Fu Bi has no affiliation with either company or Michael Dunn, and no funds resulting from the alleged activities were ever received by our Company, Great Coin or Michael Dunn.

While no actions have been filed against our Company as a result of Mr. Liu’s actions, his detention and legal challenges have had, and continue to have, a material adverse impact on us. We believe that potential business partners have refused and or avoided doing business with us due to Mr. Liu’s actions. Our efforts to implement our direct selling program became significantly more difficult due to questions surrounding Mr. Liu’s detention. In addition, our investment in Global Future City Regional LLC, an EB-5 Regional Center, was significantly impaired due to Mr. Liu’s actions, and potential project partners decided to investigate their opportunities elsewhere.

While Mr. Liu is no longer involved with our Company, many potential investors and strategic partners, particularly those in the PRC, became distrustful of us, resulting in significant harm to our credibility, our brand and our ability to raise capital. As a result of Mr. Liu’s alleged actions, we were forced to suspend our direct selling program (the “GX-Life Direct Selling Program”) in the fourth quarter of 2016 and to abandon and write-off our investment in our EB-5 Regional Center line of business. We believe Mr. Liu’s alleged actions were the primary factor in our stock price falling from a high of $3.64 per share in the first quarter of 2016 to a low of $0.51 per share in the fourth quarter of 2016, causing us to experience significant lost opportunities to raise capital. In addition, after focusing a significant portion of our resources for several months attempting to redirect our marketing strategy to an online sales program with little success, we were forced to lay off a majority of our employees in January 2017 to reduce costs to a minimal level.

In response to Mr. Liu’s alleged actions and their significant harm to our Company, on March 20, 2017 we entered into a Stock Issuance Cancellation Agreement with Mr. Liu and certain of his affiliates (the “Stockholders”) under which the Stockholders agreed to return 8,349,906 common shares owned by them to our Company for cancellation. We retain the right in the future to bring actions against Mr. Liu for any and all further damages his alleged actions may have caused. In a separate agreement, Mr. Liu also relinquished his 50% ownership in Great Coin to Mr. Dunn and Mr. Dunn retains the right to bring future actions against Mr. Liu for any damages his alleged actions may have caused.

Business Summary

We are a holding company currently focused in the area of consumer product sales through our wholly-owned subsidiary, GX-Life Global, Inc. (“GX-Life”). During late 2015 and early 2016, we spent considerable resources developing the GX-Life Direct Selling Program, including hiring specialized staff and retaining legal counsel with direct sales program experience. Our goal was to implement the GX-Life Direct Selling Program initially in both the U.S. and China and then, if successful, to expand it internationally. As a result of Mr. Liu’s alleged actions, as described above, we were forced to suspend the GX-Life direct selling program in the fourth quarter of 2016. We are currently pursuing relationships with a number of sales organizations who can purchase our existing inventory for resale purposes in an attempt to establish a wholesale relationship with these organizations. We believed that gaining consumer acceptance in this way would allow us to overcome any difficulties encountered in our direct-selling business.

We were previously also focused in the area of EB-5 investments for foreign investors who are interested in acquiring lawful permanent residence in the United States through our acquisition of Global Future City Regional Center LLC. However, with the difficulties encountered because of Mr. Liu’s detention resulting from his alleged actions, we have begun the process of looking into alternative strategies to utilize or sell our EB-5 Regional Center. We may not be able to utilize or find a buyer for the EB-5 Regional Center and cannot determine at this point whether it has any value at all.

Prior Acquisitions and Agreements

We entered into the following agreements that helped pave and shape our business in its current direction:

Sky Rover Stock Purchase Agreement

On April 17, 2015, we completed the closing of a Stock Purchase Agreement (the “SPA”) with Sky Rover Holdings, Ltd., a corporation formed under the laws of the Republic of Seychelles (“Sky Rover”). Under the SPA, certain unaffiliated parties (collectively, the “Acquiring Shareholders”) cumulatively acquired approximately 87.3% of the outstanding shares of stock of our Company in exchange for our receipt of $400,000 in cash and the contribution of 4,000,000 E-Gold crypto-assets (“EGD”) to our then wholly-owned subsidiary, Global Modern Enterprise Limited, a Hong Kong entity (the “EGD Subsidiary”). In connection with the closing of the SPA, Mr. Lei Pei, an officer of Sky Rover, purchased 6,000,000 newly-issued shares of our common stock for $3,000,000 cash in a separate transaction that closed on March 30, 2015, which was meant to provide working capital for our business. Additionally, Mr. Pei, provided the initial down payment of $150,000 for the acquisition of Global Future City Regional Center, LLC (f/k/a Powerdyne Regional Center, LLC) which is described below. On August 17, 2015, Mr. Pei, resigned from our Company as its Chief Executive Officer, Chief Financial Officer and Chairman, and sold the 6,000,000 shares he owned in our Company in a private transaction.

In connection with the share purchase by Sky Rover, we intended to offer EGD in connection with a reward program (“Rewarded EGD”). We attempted to gain additional assurance that any sale or use of the EGD was in compliance with existing securities regulations, and on February 10, 2015, we filed a Request for No-Action relief (the “No-Action Request”) with the Securities and Exchange Commission (“SEC”) to obtain clarification that the SEC would not recommend enforcement action against us and our related subsidiaries regarding our use of the EGD. However, we were not able to obtain any such assurance or clarification, and we spun-off our EGD-related holdings on October 2, 2015 (as further explained below), and withdrew the No-Action Request on October 8, 2015.

GX-Life Share Exchange Agreement

On October 2, 2015, we completed a Share Exchange Agreement with GX-Life , whereby we spun-off 100% of our ownership interest in the EGD Subsidiary (including the 4,000,000 EGD received under the SPA) in exchange for 100% of the outstanding common stock of GX-Life, a private company owned primarily by Ning Liu, and our CEO/CFO, Michael Dunn. GX-Life has developed a platform to support direct-selling opportunities throughout the world (the “GX-Life Direct Selling Program”).

In a related transaction, on October 2, 2015, the former shareholders of GX-Life sold all of their interests in the EGD Subsidiary to the Acquiring Shareholders in the Sky Rover SPA in exchange for 21,280,000 shares of our Company’s common stock previously acquired in the Sky Rover SPA. Collectively, these two transactions are referred to as the “GX-Life Transactions”. As a result of the GX-Life Transactions, much of the Sky Rover SPA has been effectively unwound, as our Company (i) did not create three (3) of the four (4) subsidiaries it had intended to create under the SPA, (ii) did not receive the IP Technology that was intended to calculate Rewarded EGD, and (iii) no longer owns or controls the EGD Subsidiary or the 4,000,000 EGD crypto-assets it received under the Sky Rover SPA. Furthermore, of the four (4) entities that received shares in our Company (Future Continental Limited, Discover Future Limited, Global Future Development Limited, and Master Power Holdings Group), only Master Power Holdings Group retained the 9,120,000 shares it received under the Sky Rover SPA.

The GX-Life Transactions effected a change in control of our Company, as the former shareholders of GX-Life acquired 21,280,000 shares of our common stock representing an aggregate voting power of 44.7%. Individually, following the GX-Life Transactions, (i) Michael Dunn held a total of 24.1% of the voting power of our common stock, (ii) Ning Liu held a total of 2.6% of the voting power of our common stock, and (iii) Tomoe Masuya held a total of 32.9% of the voting power of our common stock. The former shareholders of GX-Life are all unaffiliated from one another and disclaim status as a "group" as defined by SEC Rules under Section 13(d) of the Exchange Act.

As described above, we had previously intended to market EGD in connection with a reward program. GX-Life believes that incorporating a crypto-asset other than EGD into a reward program would be important to GX-Life’s success. As a result, on October 21, 2015, GX-Life entered into a subscription agreement (the “Subscription Agreement”) with Great Coin. Great Coin is a technology development company that focuses on the development of “GX Coins”, a cryptocurrency that functions as a store of value and medium of exchange, and the associated online cryptocurrency platform (the “GX Coin Platform”). Great Coin intends for GX Coins, as a cryptocurrency, to be tradable on the GX Coin Platform that is open to the public, and the ownership and transfer of GX Coins is intended to be recorded on an encrypted, distributed ledger system that is based on blockchain technology developed and made available by Ethereum Foundation, a Switzerland company (“Ethereum”). The software utilized by Ethereum to record GX Coin transactions on the GX Coin Platform is developed by third parties that are beyond the control of our Company, its subsidiaries, or Great Coin, and may contain material defects and vulnerabilities. In the event that Ethereum or its software changes, becomes obsolete, gets regulated adversely in one more jurisdictions, does not meet the expectations of its users, or suffers a breach in security, such event may have an adverse effect on the value of GX Coin and thereby our business.

Great Coin has created seventy-five million (75,000,000) GX Coins using 256-bit encryption. To incorporate GX Coins into GX-Life's new business model, GX-Life originally agreed to purchase 5,000,000 GX Coins, at a price of $0.50 per GX Coin, for a total price of $2,500,000. In October 2015, GX-Life paid Great Coin $350,000 for 700,000 GX Coins under the Subscription Agreement. However, while Great Coin retained the $350,000 that was paid, the GX Coins were never delivered to GX-Life. Instead, the Subscription Agreement was superseded and replaced on February 17, 2016 by a Software License and Services Agreement (the “Services Agreement”) between GX-Life and Great Coin, as amended on June 30, 2016 (the “Access and Services Agreement”). Under the Access and Services Agreement, GX-Life agreed to pay an upfront fee of $350,000 which was deemed paid by GX-Life's previous payment made to Great Coin in October 2015, and the remaining obligations under the Subscription Agreement were canceled. The material difference(s) between the License Agreement and Access and Services Agreement is that under the Access and Services Agreement, (i) GX-Life Members receive their entire commissions in the form of GX-Coins as stated in the conversion notice provided to GX-Life rather than receiving their entire commissions in the form of GX-Coins over the course of twenty weeks, and (ii) clarifies that the conversion fee paid by GX-Life to Great Coin shall be calculated without any reference to any discounts, rewards, or incentives that a GX-Life Member may receive under the GX-Life Global Compensation Plan.

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

Acquisition of Global Future City Regional Center, LLC (formerly, Powerdyne Regional Center, LLC)

On March 26, 2015, we entered into a Membership Interest Purchase and Sale Agreement (the “Membership PSA”) with Powerdyne, Inc. (the “Selling Entity”), an entity which owned 100% of the membership interests in Powerdyne Regional Center, LLC (“Powerdyne” or “Regional Center”). Powerdyne is an EB-5 Regional Center (USCIS ID Number 1215250671) that was approved on March 28, 2013 by the U.S. Citizen and Immigration Service (“USCIS”). The closing (“Closing”) of the Membership PSA occurred on March 27, 2015.

Under the terms of the Membership PSA, we purchased 100% of the membership interest of Powerdyne (the “Purchased Membership Interest”) from the Selling Entity for the total purchase price of $250,000 (the “Purchase Price”) of which $125,000 (the “Deposit”) was paid by us at the Closing with the balance to be paid in five (5) quarterly installments of $25,000 (the “Installment Payments”) due on April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, and April 1, 2016. As collateral for the timely payment of the Installment Payments, we pledged and granted a security interest in the Purchased Membership Interest of Powerdyne to the Selling Entity, until the Purchase Price was paid in full. As of the date of this filing, all remaining payments have been made for total payments of $250,000.

Shortly after the Closing, we submitted an Amendment to Articles of Organization (the “Amended Articles”) of Powerdyne to change its name to “Global Future City Regional Center, LLC” to better align its identity and brand with the public company. Such Amended Articles was filed and approved by the California Secretary of State on April 9, 2015.

As discussed above, due to the difficulties encountered because of Mr. Liu’s detention resulting from his alleged actions, we have commenced looking at alternative strategies to utilize or sell our interest in Powerdyne. However, because of the inactivity of the Regional Center, the USCIS has considered the project frozen, and accordingly, the value it may have to a third party may minimal until conditions change.

Prior Operations - FITT Energy

Historically, we marketed and distributed three, two-ounce energy drink shots marketed under the FITT Energy brand. All three energy shots were designed in collaboration with Dr. Rand Scott, a Board Certified Anesthesiologist and Pain Management Specialist who has experience with the use of herbal products. At the recommendation of Dr. Scott, we incorporated a number of ingredients into the FITT Energy products to reduce the amount of caffeine in each product.

Although we have implemented new business operations as outlined above, we have retained the FITT Energy drink brand by incorporating the sale of FITT energy drinks into the GX-Life direct-selling program as well as the online program selling direct to consumers.

Current Business Operations

GX-Life Operations (Consumer Products)

GX-Life is our wholly-owned subsidiary selling a variety of consumer products which are described below. GX-Life began offering its products using a direct-selling platform to support sales opportunities throughout the world (the “GX-Life Direct Selling Program”). The GX-Life Direct Selling Program incorporated the use of GX Coins to allow its members to receive rewards, commissions and other forms of compensation. During the fourth quarter of 2016, we suspended the GX-Life Direct Selling Program due to difficulties resulting from Mr. Liu’s detention, as previously described. We may decide to reactivate this program in the future, but such reactivation cannot be assured.

In its place, we retained a consulting firm with significant experience in online sales to help us develop an online direct-to-consumer sales program (“GX-Life D2C Program”) to sell our products. After spending considerable resources in connection with this program, we were unable to generate any appreciable results and have now abandoned this potential sales avenue.

We are currently pursuing relationships with a number of sales organizations who can purchase our existing inventory for resale purposes in an attempt to establish a wholesale relationship with these organizations as well as liquidate large quantities of inventory to extract value before certain of the product reach an expiration date. Given the damage done to our Company’s credibility by Mr. Liu’s actions and detention, there is no assurance that we will be successful in this endeavor.

GX-Life Products

Below is a list of products offered by GX-Life. These products were formulated mainly for the market in China and packaged with our direct selling program in mind.

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

GX-Life offers high quality consumer products concentrated in the areas of beauty, nutrition, energy drinks, and tea under the brand, “GX-Life”. Products have historically been sold via GX-Life’s Direct Selling Program to GX-Life Members and consumers and e-commerce channels on an international basis. During the fourth quarter of 2016, we suspended the GX-Life Direct Selling Program and are pursuing wholesale avenues.

GX-Life obtains its beauty products of high-end moisturizers, serums, and creams designed to protect the skin and combat the signs of aging from Advanced Medical Research Laboratories, Inc. (“AMR”). AMR is a health and beauty contract manufacturer that creates beauty product formulas using the latest innovations in active ingredients. In this regard, GX-Life uses AMR’s services to create unique beauty formulas for all of GX-Life’s beauty products, including its foaming cleanser, night cream, eye cream, regenerative pump, and skin pump, and tailors each beauty product’s look, feel, bottling, labeling, and packaging according to GX-Life’s instructions. After a finished product is made, GX-Life places purchases orders to AMR to acquire beauty product inventory that GX-Life sells to its customers.

In a similar fashion to GX-Life’s beauty products, GX-Life obtains its nutraceutical products from VFR Import Export, Inc (“VFR”). VFR is a vitamin and supplement contract manufacturer. In this regard, GX-Life uses VFR’s services to create unique formulas for all of GX-Life’s nutraceutical products, including its slim down caplets, berry shake, multi-vitamin, joint tablets, detox softgels, enxymas capsules, and probiotic capsules, and tailors each nutraceutical product’s taste, labeling, bottling, and packaging according to GX-Life’s instructions. After a finished product is made, GX-Life places purchases orders to VFR to acquire nutraceutical product inventory that GX-Life sells to its customers.

Unlike GX-Life’s beauty and nutraceutical products, GX-Life created the formulas for its energy drink products which include GX-Life Sustain, GX-Life F.I.T.T. Extreme, and GX-Life F.I.T.T. Rx Gel packs in collaboration with Dr. Rand Scott. GX-Life provides Universal Nutrients, LLC, a contract manufacturer (“Universal Nutrients”), the raw materials, formulas, and instructions needed to create each energy drink. In order to obtain energy drink products, GX-Life merely places a purchase order and provides the raw materials to Universal Nutrients to create the energy drink product that GX-Life then sells to its customers.

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

More information about GX-Life and the products that it offers can be found on our website at: www.gx-life.com

GX-Life Direct-Selling Program

The GX-Life Direct Selling Program was developed to support sales opportunities throughout the world. Under the program, enrolled members received various benefits depending on their enrolled status (based on each member’s deposit). Benefits were calculated under a compensation plan which was based on most recent industry developments and best practices for direct selling programs, and benefits included product discounts, bonuses, commissions, etc. Our program also incorporated the use of GX Coins as part of an award structure.

During the fourth quarter of 2016, we suspended the GX-Life Direct Selling Program due to difficulties resulting from Mr. Liu’s detention, as previously described, and we may or may not reactivate the program in the future. If we reactivate the program, we will again be subject to all regulations, both foreign and domestic, governing direct selling programs.

Prior to the suspension of the GX-Life Direct Selling Program, members had made deposits, net of repayments, of $5.2 million into the program, $4.7 million of which was converted into GX Coins in accordance with the terms of a February 17, 2016 License Agreement between GX-Life and Great Coin. The amount not converted into GX Coins, approximately $551,000, is reflected in Member Deposits as a current liability on our consolidated Balance Sheet at December 31, 2016.

As of December 31, 2016, GX-Life had 111 accounts established under this program, 66 of which were held by residents of China and the remainder by residents of the United States. With the exception of repayment of the Member Deposit current liability described above, we have met all of our obligations to the program’s account holders due to the suspension of the program.

GX Coins

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

GX-Life Direct-to-Consumer Program

After suspending our Direct Selling Program in the fourth quarter of 2016, we retained a consulting firm, Digital Market Labs (“DML”), to help us develop an online direct-to-consumer sales program (“GX-Life D2C Program”) to sell our products. DML has significant experience in online sales and had developed numerous similar programs for other clients in the past. Based on their prior experience, DML stated that we should expect an approximate 1.5% conversion ratio for each online target. During a three-month period from late 2016 to early 2017 we focused a significant portion of our resources to redesigning our products’ packaging and advertising for the online consumer and, in the end, our results were minimal. We have since abandoned this effort due to DML’s estimated sales estimates not being met. As a result, we were forced to lay off a majority of our employees in January 2017 to reduce costs to a minimal level.

GX-Life Wholesale Program

We currently are pursuing relationships with a number of sales organizations who can purchase our existing inventory for resale purposes in an attempt to establish a wholesale relationship with these organizations. This would allow us to take advantage of established sales networks and, if successful, create a sustainable stream of revenue. We believe this approach gives us the best opportunity for future success at the least cost. There is no assurance that we will be successful in this endeavor.

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

GX-Life’s business and products are subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AER’s”), which requires GX-Life to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of GX-Life’s products.

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

U.S. Federal Commodities Regulation

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

Money Transmitter Laws

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

Competition

We compete with many organizations including companies in the direct-selling and/or network marketing industry. These include very diverse companies, with giant multinational corporations as well as smaller, local operators competing amongst each other. Bigger companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Herbalife, Ltd, which have much greater name recognition and financial resources than GX-Life does and also have many more members. These companies are publicly traded. GX-Life faces significant competition from a wide variety of medium and small-sized privately held companies, many of whom compete directly with GX-Life. With the exception of GX-Life’s tea products, all cosmetic, nutrition, supplement, and energy drink products are made in the United States. GX-Life believes that the distribution of these “Made in USA” products gives it a competitive advantage over its peers that do not distribute such products because GX-Life believes that these products are in great demand in the Chinese, Taiwanese and Hong Kong markets. Furthermore, GX-Life believes that incorporating GX Coins into the GX-Life Global Compensation Plan gives GX-Life a competitive advantage because it differentiates and distinguishes GX-Life from other competing businesses that do not offer GX Coins or similar types of programs.

GX-Life's ability to compete with other companies depends, in significant part, on GX-Life's success in attracting customers to its products. There is no assurance that GX-Life will be able to compete effectively against retail stores, internet-based retailers, or other direct sellers, no matter which sales avenue is used.

EB-5 Operations

Acquisition of Global Future City Regional Center, LLC (f/k/a Powerdyne Regional Center, LLC)

On March 27, 2015, we closed on our acquisition of what became Global Future City Regional Center, LLC, an EB-5 Regional Center (USCIS ID Number 1215250671) that was approved by the USCIS on March 28, 2013. The closing (“Closing”) of the Membership PSA occurred on March 27, 2015. We intended on generating revenue in this line of business by collecting management fees for overseeing the development of a qualified investment project. We were never able to find an EB-5 investment project that met our internal criteria and, given the difficulties caused by Mr. Liu’s alleged actions, our investment in the Regional Center became significantly impaired. Consequently, we have abandoned this line of business and are pursuing a buyer for the Regional Center.

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

Xinai Zhao re: Ning Liu

On September 29, 2016, Xinai Zhao (“Plaintiff”) filed a complaint (the “Complaint”) against Mr. Ning Liu, the Company’s former Chief Executive Officer, President, and Chairman of the Board, Grand Opus Co., Ltd., a California corporation, Goldenrise Development, Inc., a California corporation, and the Company (collectively, the “Defendants”) in the Superior Court of the State of California, County of Los Angeles (Central District) and is seeking to recover no less than $212,993 in damages.

The Complaint alleges, among other things, that in 2009 Mr. Liu sold a total of 150,000 shares in three separate Chinese companies, and 200,000 shares in China Yongxin Pharmaceuticals Inc. (“CYXN”), a Delaware corporation, to the Plaintiff under false and misleading information. The Complaint also alleges that after CYXN’s stock was suspended and delisted on the Nasdaq Smallcap Market, Mr. Liu provided Plaintiff with 100,000 shares of the Company’s common stock (the “Shares”) around June 2016 to help recoup her losses in these investments.

The Company believes that the Complaint has no merit as it pertains to the Company because (i) the Company never sold the Shares to the Plaintiff, (ii) the Shares were gifted to the Plaintiff by Mr. Liu to help recoup her losses, (iii) the Company is not Mr. Liu’s alter ego, and (iv) the Plaintiff’s claims stem from the sole actions of Mr. Liu prior to serving as a director and officer of the Company. As previously discussed, Mr. Liu has resigned as the Company’s Chief Executive Officer, President, and Chairman of the Board on October 21, 2016.

PRC vs. Ning Liu

On August 30, 2016, we reported on Form 8-K that our former Chief Executive Officer (“CEO”), President, and Chairman of the Board of Directors, Ning Liu, was detained in the People’s Republic of China (“PRC”). On October 21, 2016, because of his ongoing legal challenges in the PRC, Mr. Liu resigned from all his positions in our Company. Mr. Liu continues to be detained in the PRC. The charges against Mr. Liu are personal to him and our Company is in no way named as a defendant or subject to the charges. We have been informed by Mr. Liu’s attorney in the PRC that, on March 2, 2017, he was convicted in Hunan province for violations of the PRC’s multi-level marketing regulations and sentenced to 10 years in prison. We have likewise been informed by Mr. Liu’s attorney that he has an appeal hearing scheduled in Hunan Province in the near future and, if he is unsuccessful in that hearing, he can appeal to a national court in Beijing, China.

From time to time, our Company may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provisions for potential liabilities when we deem them probable and reasonably estimable.

Other than as disclosed herein, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation and there are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

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

YEAR ENDED DECEMBER 31, 2016

QUARTER ENDED	HIGH	LOW
March 31, 2016	$3.64	$2.20
June 30, 2016	$3.15	$2.50
September 30, 2016	$2.59	$1.02
December 31, 2016	$1.35	$0.51

YEAR ENDED DECEMBER 31, 2015

QUARTER ENDED	HIGH	LOW
March 31, 2015	$0.99	$0.20
June 30, 2015	$2.62	$0.69
September 30, 2015	$3.45	$2.48
December 31, 2015	$3.00	$0.90

The OTCQB is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market, or any national exchange and does not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market, or a national exchange would offer.

Holders of Common Stock

As of December 31, 2016, the approximate number of registered holders of our common stock was 540 (although we believe that the number of beneficial owners of our common stock is substantially greater since a significant number of shares are held in street name). As of December 31, 2016, the number of outstanding shares of our common stock was 48,781,586, and there were no shares of common stock subject to outstanding stock options.

Dividends

No dividends were declared on our common stock in the years ended December 31, 2016, and 2015, and we have no plans to pay dividends in the near future. Our dividend policy is subject to the discretion of our Board and depends upon a number of factors, including operating results, financial condition, and general business conditions. Holders of our common stock are entitled to receive dividends if and when declared by our Board out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality, and overall financial condition. However, at this time, we intend to reinvest earnings, when and if generated, in the continued development and operation of our business.

Equity Compensation Plan Information

On December 30, 2015, we elected to withdraw and terminate our Option Plan for employees, officers, and consultants of our Company. At the time of cancellation, there were no options outstanding, and 13,889 shares were remaining for future issuance. We will re-evaluate the implementation of an option plan in the future in our Board’s discretion.

Sales of Unregistered Securities

On February 26, 2016, we entered into a consulting agreement with a consultant, whereby we issued the consultant 50,000 shares of our common stock for services rendered. 25,000 of these shares were later returned to our Company under a separate agreement.

On September 30, 2016, we entered into a consulting agreement with a consultant, whereby we issued the consultant 25,000 shares of our common stock for services rendered.

On October 3, 2016, we sold 25,000 of our common stock to an accredited investor for a total of $25,000 ($1.00 per share).

In December 2016, we issued Promissory Notes with total face value of $350,000 to three (3) debt holders along with 150,000 shares of our common stock.

On December 8, 2016, we entered into a consulting agreement with a consultant, whereby we issued the consultant 150,000 shares of our common stock for services rendered.

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related footnote disclosures contained in this report and the following “Cautionary Statement for Forward-Looking Information.”

Cautionary Statement for Forward-Looking Information

Statements included in this report may contain forward-looking statements. Such statements may relate, but are not limited, to projections of revenues, income or loss, development expenditures, plans for growth and future operations, competition and regulation, as well as assumptions relating to the foregoing. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this report, the words “will,” “could,” “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include, but are not limited to, those set forth in Item 1A. Risk Factors, and elsewhere in this report and in our other public filings with the SEC.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof.  Except as may be required by law, we undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report or to reflect the occurrence of unanticipated events.

Summary of Business

We are a holding company focused in the area of consumer product sales.

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

Cash receipts for enrollment packages include nonrefundable enrollment fees for all new members and an additional deposit for upgrading to a VIP status if a member so chooses under the terms of the compensation plan that was in effect during the second quarter of 2016 (the “Q2 Plan”). The nonrefundable enrollment fee is deferred and recognized over the term of the arrangement, generally twelve months.

For members under the Q2 Plan, a VIP status upgrade is a deposit which is repayable to a member either in cash, product, or convertible into GX Coin. There is no revenue associated with a VIP status upgrade deposit initially; however, related party revenue is recognized on the commission earned when VIP members under the Q2 Plan convert their membership or rewards points into GX-Coin. A VIP status upgrade earns reward status points that are also subject to repayment in cash or convertible into GX Coin. Pursuant to ASC 605-50, a cost and liability for amounts owed in cash or cash equivalents benefits under nondiscretionary loyalty programs should be accrued with a related contra-revenue, as by transferring the right to cash or cash equivalent benefits, the entity effectively reduces the revenue from conversions of VIP status and related accrued benefits to GX Coin. Each VIP member entering the Q2 Plan through the second quarter of 2016 have elected to convert their respective deposit to GX-Coin by such time or during the third quarter of 2016. The Company recognizes revenue on the conversion upon the completion of our performance obligation as part of the conversion process, at which point all necessary revenue recognition criteria have been met.

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

Recent Accounting Pronouncements

From time to time, the FASB issues ASUs to amend the authoritative literature in ASC. Management believes that those issued to date that are not described below either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our consolidated financial statements.

Revenue Recognition.  In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us beginning January 1, 2018. We are currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Financial Instruments.  In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall”. The new guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance on financial liabilities under the fair value option did not have a significant impact on our consolidated financial statements.

Leases.  In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual years, and early application is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

Share-Based Payments to Employees. In March 2016, the FASB ASU 2016-09, “Improvements to Employee Share-based Accounting”, new guidance to simplify and improve accounting for share-based payments. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. We do not believe the adoption of this accounting guidance will have a material effect on our consolidated financial statements.

Cash Flow Classifications. In August 2016, the FASB issued ASU 2016-15 providing new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Results of Operations for the Years Ended December 31, 2016 and 2015

Net Revenues

Net sales were $3,507,513 for 2016 versus zero for 2015. The increase is directly related to the new member’s in our direct selling program and related deposits, membership and starter kit fees under the Q2 plan. The primary increase relates to $3,468,582 of related party commissions earned through the members’ conversion of deposits (including accrued rewards points) to GX-Coin during the period. We also recorded $20,206 in starter kit revenue and $18,725 of membership fees which we amortize over the requisite membership period of twelve months.

Cost of Net Revenues

Cost of net revenues for 2016 was $1,128,504 versus zero for 2015. The 2016 amount includes charges for inventory impairment totaling $1,122,520. Because of the legal challenges faced by Ning Liu in the PRC, as described above, we were forced to suspend our direct selling program in the fourth quarter of 2016 and revalue our inventory to its net realizable value. We currently are pursuing relationships with a number of sales organizations who can purchase our existing inventory for resale purposes in an attempt to establish a wholesale relationship with these organizations as well as liquidate large quantities of inventory to extract value prior the expiration date of certain products. This would allow us to take advantage of established sales networks and, if successful, create a sustainable stream of revenue.

Selling and Marketing Expenses

Selling and marketing expenses were $1,402,964 and $102,915 in 2016 and 2015, respectively. The increase in these expenses was primarily attributable to the ramping up of our direct selling program including the travel costs and promotion required to attract new members. The main categories of cost in 2016 are consulting - $374,503; travel - $615,173; advertising and promotion - $239,023; fulfillment - $99,860; and product design and development - $53,727. 2016 consulting fees include $179,750 in expenses which are stock-based for shares issued to consultants for product and market development. 2015 includes $65,000 of stock-based expenses (250,000 common shares) for marketing consulting concerning loyalty points in China.

General and Administrative Expenses

General and administrative expenses for 2016 were $4,363,683 compared to $1,036,108 for the comparable period in 2015. The increase in these expenses was primarily attributable to beginning the implementation of our business plan including hiring personnel, expanding office space and increasing the use of outside professionals. The 2016 period includes $1,516,584 in employee compensation and benefits versus approximately $335,000 in 2015. During 2015, our Company’s management was transitioning and no formal employment agreements had been put in place. Therefore minimal compensation and benefits were accrued in connection with services. Our former CEO agreed to forgo any compensation prior to the SPA closing as any salary would be forgiven as part of his separation agreement. Our former controller was paid as a consultant for services rendered at a fraction of a cost compared to his previous full-time salary. In addition to employee compensation and benefits, other main categories of expense in 2016 are consulting - $1,110,085; legal & accounting - $773,047; bad debts - $275,967; and rent - $154,694. The bad debts in 2016 primarily resulted from deposits with vendors that went out of business before delivering products to us. All of these major expense categories were considerably higher in 2016 that 2015. The 2016 employee compensation costs include $237,078 in stock-based compensation expense for shares issued to our employees.

Impairments

Our former CEO, Ning Liu, is currently detained in the PRC. In addition, we have been informed by Mr. Liu’s attorney in the PRC that, on March 2, 2017, he was convicted in Hunan Province for violations of the PRC’s multi-level marketing regulations and sentenced to 10 years in prison. Mr. Liu’s legal difficulties have had a severe adverse impact on our Company causing potential investors to look elsewhere for opportunities and existing stakeholders to distrust our brand. As a result, in the fourth quarter of 2016, we suspended our direct selling program which had been the main focus of our business plan and we abandoned our EB-5 program for lack of interest.

During 2016, we made significant advances to Great Coin to assist them in their development of a trading platform for the GX Coin, a digital currency we wished to use in a rewards program for our direct selling program which we have suspended. Our impairment of amounts due from related parties of $1,518,300 consists mainly of our advances to Great Coin. In addition, we impaired the remaining unamortized Service Contract with Great Coin of $280,000. Finally, we impaired our $250,000 investment in Powerdyne, our EB-5 investment.

Interest Expense

Interest expense in 2016 was $163,751 compared to $104,799 for the same period in 2015. The increase in interest expense during the 2016 period is primarily the result of the high cost of borrowing related to the $300,000 in promissory notes issued during the fourth quarter of the year.

Gain or Loss on Extinguishment of Debt

During 2016, we recorded a loss on extinguishment of debt of $9,627 related to the repayment of a note payable. The 2015 gain on extinguishment of debt totaling $333,823 consisted mainly of settlements and write-offs of notes payable, accounts payable and accrued expenses.

Liquidity and Capital Resources

As a result of recurring losses and negative cash flows there is a substantial doubt about the Company’s ability to continue as a going concern. The company intends to fund its operations with additional equity and/or debt financing, but Mr. Liu’s legal challenges in the PRC have made this extremely difficult. Management is also making efforts to sell our remaining inventory. If we cannot raise additional short term capital, we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to our Company or at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

As of December 31, 2016, our principal source of liquidity is from cash proceeds from the issuance of notes payable. Previous sources of liquidity were proceeds received from our direct selling program activities, but that program has been suspended and may not be reactivated in the future. During the year ended December 31, 2016, we raised $2,658,086 in capital under our Form S-1 Registration Statement on file with the Securities and Exchange Commission. The S-1 is currently under review and we will not sell any shares under the S-1 until it is deemed effective by the SEC. Reference to the S-1 is not an offer to sell the securities described therein, and we are not soliciting an offer to buy the securities in any state where the offer or sale is not permitted.

At December 31, 2016, our cash and cash equivalents were $85,650 and we had negative working capital in excess of $2.0 million.

In 2016, we issued $300,000 in notes payable while also repaying $312,434 of notes payable and accrued interest.

We also received a $250,000 capital contribution from our former CEO in the form of a repayment of member deposits.

Cash Flows

The following table sets forth our cash flows for the year ended December 31:

	2016	2015
Operating activities
Net income (loss)	$(5,609,937)	$(910,786)
Change in non-cash items	3,776,341	(262,456)
Change in working capital	206,693	(1,147,835)
Total	(1,626,903)	(2,321,077)
Investing activities	(416,420)	(449,634)
Financing activities	1,473,568	3,270,845
Total	$569,755	$500,134

Operating Activities

During the 2016 period, non-cash items include write-offs totaling $2,048,300 of our investment in Powerdyne, our Service contract with Great Coin, and amounts due from related parties, principally Great Coin. Also included is an inventory impairment charge of $1,122,520 related to our suspended direct selling program. Finally, this category also includes a loss on extinguishment of debt and expenses related to stock-based compensation and depreciation and amortization. The change in working capital primarily results from payments for inventory offset by increases in accounts payable, accrued expenses and membership deposits.

During the 2015 period, non-cash items include gain on extinguishment of debt, shares issued for compensation and services and depreciation. The change in working capital is primarily related to deposits made for inventory.

Investing Activities

During the 2016 period, we made capital expenditures of $416,420. During the 2015 period, we paid $200,000 toward our acquisition of Powerdyne. We also made capital expenditures of $249,634 and paid $350,000 in connection with a Software License and Services Agreement with Great Coin.

Financing Activities

During the 2016 period, we received $2,683,086 in proceeds from the sale of common stock, primarily under our S-1 offering. We also received $300,000 in proceeds from the issuance of notes payable and $250,000 in a capital contribution from our former CEO. Offsetting this were repayments of notes receivable and accrued interest of $312,434 and advances to related parties, mainly Great Coin, of $1,497,055.

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

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Global Future City Holding Inc.

We have audited the accompanying consolidated balance sheets of Global Future City Holding Inc. and subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Future City Holding Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon
Newport Beach, California
April 17, 2017

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

Assets:
Current assets:
Cash and cash equivalents	$85,650	$655,405
Accounts receivable, net of allowance	4,355	–
Inventories on hand	572,310	–
Inventory deposits	–	879,504
Deferred financing costs	–	14,489
Prepaid expenses	18,427	21,411
Total current assets	680,742	1,570,809
Property and equipment, net	549,019	249,325
Investment in Powerdyne	–	250,000
Service Contract – related party, net	–	350,000
Other assets	19,954	19,359
Total assets	$1,249,715	$2,439,493

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$526,417	$326,700
Accrued expenses	270,714	138,677
Accrued compensation	315,277	211,905
Membership deposits and accrued benefits	550,808	10,020
Deferred revenue	1,375	600
Notes payable	1,006,453	1,050,000
Advances from related parties	89,966	89,359
Total current liabilities	2,761,010	1,827,261
Total liabilities	2,761,010	1,827,261

Commitments and contingent liabilities (Note 12)

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 48,781,586 and 47,533,029 shares issued and outstanding at December 31, 2016 and 2015, respectively.	48,782	47,533
Additional paid-in capital	9,492,762	6,007,601
Accumulated deficit	(11,052,839)	(5,442,902)
Total shareholders’ equity (deficit)	(1,511,295)	612,232
Total liabilities and shareholders’ equity (deficit)	$1,249,715	$2,439,493

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Revenue – related party commissions	$3,468,582	$–
Revenue – direct selling	38,931	–
Total revenue, net	3,507,513	–
Cost of net revenues (includes inventory impairment charge of $1,122,520 and $0 in 2016 and 2015, respectively)	1,128,504	–
Gross profit	2,379,009	–

Operating expenses:
Selling and marketing (includes stock-based expense of $179,570 and $65,000 in 2016 and 2015, respectively)	1,402,964	102,915
General and administrative (includes stock-based expense of $237,078 and $0 in 2016 and 2015, respectively)	4,363,683	1,036,108
Impairment of investment in Powerdyne	250,000	–
Impairment of service contract – related party	280,000	–
Reserve on due from related parties	1,518,300	–
Total operating expenses	7,814,947	1,139,023
Operating loss	(5,435,938)	(1,139,023)

Other income (expense):
Interest expense	(163,751)	(104,799)
Interest income	179	13
Gain on extinguishment of debt	(9,627)	333,823
Total other income (expense)	(173,199)	229,037
Loss before income taxes	(5,609,137)	(909,986)
Provision for income taxes	800	800
Net loss	$(5,609,937)	$(910,786)

Basic net loss per common share	$(0.12)	$(0.02)
Diluted net loss per common share	$(0.12)	$(0.02)

Weighted average number of common shares used in basic per share calculations	48,194,399	45,004,313
Weighted average number of common shares used in diluted per share calculations	48,194,399	45,004,313

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	–	$–	37,763,410	$37,763	$435,040	$(4,532,116)	$(4,059,313)
Sale of common stock	–	–	6,000,000	6,000	2,994,000	–	3,000,000
Stock issued to non-employees for services	–	–	250,000	250	64,750	–	65,000
Stock issued for extinguishment of debt	–	–	25,000	25	47,075	–	47,100
Stock issued for conversion of debt	–	–	123,268	123	58,156	–	58,279
Stock issued in connection with Stock Purchase Agreement	–	–	3,371,351	3,372	396,628	–	400,000
Forgiveness of debt by officer and employee	–	–	–	–	1,673,774	–	1,673,774
Other capital contributions	–	–	–	–	355,425	–	355,425
Net liabilities assumed in acquisition	–	–	–	–	(17,247)	–	(17,247)
Net loss	–	–	–	–	–	(910,786)	(910,786)
Balance at December 31, 2015	–	–	47,533,029	47,533	6,007,601	(5,442,902)	612,232
Sale of common stock	–	–	784,453	785	2,682,301	–	2,683,086
Stock issued to non-employees for services	–	–	203,000	203	179,367	–	179,570
Stock issued to employees for services	–	–	97,000	97	236,981	–	237,078
Stock issued in settlement of debt	–	–	14,104	14	49,350	–	49,364
Stock issued with debt	–	–	150,000	150	87,162	–	87,312
Other capital contributions	–	–	–	–	250,000	–	250,000
Net loss	–	–	–	–	–	(5,609,937)	(5,609,937)
Balance at December 31, 2016	–	$–	48,781,586	$48,782	$9,492,762	$(11,052,839)	$(1,511,295)

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,609,937)	$(910,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	9,627	(333,823)
Inventory impairment	1,122,520
Impairment of investment in Powerdyne	250,000	–
Impairment of service contract – related party	280,000	–
Reserve on due from related parties	1,518,300	–
Common stock issued for services and compensation	416,647	65,000
Depreciation and amortization	179,247	6,367
Changes in operating assets and liabilities:
Accounts receivable	(4,355)	51,256
Inventories and inventory deposits	(815,326)	(876,078)
Deferred financing costs	14,489	–
Prepaid expenses	2,984	(11,133)
Service contract - related party	–	(350,000)
Other assets	(595)	(19,359)
Accounts payable	199,717	77,298
Accrued expenses	164,844	26,441
Accrued compensation	103,372	(56,880)
Membership deposits and accrued benefits	540,788	10,020
Deferred revenue	775	600
Net cash used in operating activities	(1,626,903)	(2,321,077)

Cash flows from investing activities:
Capital expenditures	(416,420)	(249,634)
Acquisition of Powerdyne EB-5 license	–	(200,000)
Net cash used in investing activities	(416,420)	(449,634)

Cash flows from financing activities:
Sale of common stock	2,683,086	3,000,000
Proceeds from capital contribution for acquisition of Powerdyne	–	150,000
Proceeds from capital contributions	250,000	188,178
Cash paid for deferred financing costs	–	(14,489)
Borrowings from (repayments to) a related party	49,971	(52,844)
Advances to related parties	(1,497,055)	–
Proceeds from issuance of notes payable	300,000	–
Repayment of notes payable and accrued interest	(312,434)	–
Net cash provided by financing activities	1,473,568	3,270,845

Net increase (decrease) in cash and cash equivalents	(569,755)	500,134

Cash and cash equivalents at beginning of year	655,405	155,271
Cash and cash equivalents at end of year	$85,650	$655,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$437	$437
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Repayment of accounts payable and advances with common stock	$–	$47,075
Conversion of notes payable and accrued interest	$–	$58,279
Forgiven accrued compensation	$–	$1,673,774
Assets acquired from Powerdyne for note payable	$–	$250,000
Net liabilities assumed in GX-Life acquisition	$–	$17,247

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

Detention of our Former Chief Executive Officer

On August 30, 2016, we reported on Form 8-K that our former Chief Executive Officer, President, and Chairman of the Board of Directors, Ning Liu, was detained in the People’s Republic of China (“PRC”) and we had begun investigating the facts and circumstances surrounding his detainment. On September 9, 2016, we filed Form 8-K reporting that Mr. Liu was taking a 30 day leave of absence from all positions he held with our Company. Finally, on October 21, 2016, because of his ongoing legal challenges in the PRC, Mr. Liu resigned from all his positions in our Company. Also on October 21, 2016, our Board of Directors appointed Michael R. Dunn to the positions of Chief Executive Officer (“CEO”), President and Chairman of the Board.

Mr. Liu continues to be detained in the PRC. We have been informed by Mr. Liu’s attorney in the PRC that, on March 2, 2017, he was convicted in Hunan province for violations of the PRC’s multi-level marketing regulations and sentenced to 10 years in prison. We have likewise been informed by Mr. Liu’s attorney that he has an appeal hearing scheduled in Hunan Province in the near future and, if he is unsuccessful in that hearing, he can appeal to a national court in Beijing China. This process could take months and it is very difficult to get reliable information on the particulars of Mr. Liu’s case to make any intelligent assessment as to the final outcome. While many of the facts of his detention and conviction are unclear, we have been informed that Mr. Liu allegedly raised capital through the sale of a digital coin, named Wan Fu Bi, all while representing himself as the CEO of our Company and an unaffiliated private company, Great Coin Inc. (“Great Coin”). As further described below, Great Coin, which was co-owned by Mr. Liu and Michael Dunn, is a technology company that developed the GX Coin, a digital currency, and a trading platform for the GX Coin. Through a February 2016 agreement with Great Coin, our Company’s direct-selling program members were able to convert a portion of their membership accounts into GX Coins. It is unclear whether investors in Wan Fu Bi believed it was the same as the GX Coin. Even though Mr. Liu was allegedly representing himself as the CEO of our Company and also of Great Coin, his activities were never authorized by either company, Wan Fu Bi has no affiliation with either company or Michael Dunn, and no funds resulting from the alleged activities were ever received by our Company, Great Coin or Michael Dunn.

While no actions have been filed against our Company as a result of Mr. Liu’s actions, his detention and legal challenges have had, and continue to have, a material adverse impact on us. We believe that potential investors in our Company and potential business partners have refused and or avoided doing business with us due to Mr. Liu’s actions. Our efforts to implement our direct selling program became significantly more difficult due to questions surrounding Mr. Liu’s detention. In addition, our investment in Global Future City Regional LLC, an EB-5 Regional Center, was significantly impaired due to Mr. Liu’s actions, and potential project partners decided to investigate their opportunities elsewhere.

While Mr. Liu is no longer involved with our Company, many potential investors and strategic partners, particularly those in the PRC, became distrustful of us, resulting in significant harm to our credibility, our brand and our ability to raise capital. As a result of Mr. Liu’s alleged actions, we were forced to suspend our direct selling program (the “GX-Life Direct Selling Program”) in the fourth quarter of 2016 and to abandon and write-off our investment in our EB-5 Regional Center line of business. We believe Mr. Liu’s alleged actions were the primary factor in our stock price falling from a high of $3.64 per share in the first quarter of 2016 to a low of $0.51 per share in the fourth quarter of 2016, causing us to experience significant lost opportunities to raise capital. In addition, after focusing a significant portion of our resources for several months attempting to redirect our marketing strategy to an online sales program with little success, we were forced to lay off a majority of our employees in January 2017 to reduce costs to a minimal level.

In response to Mr. Liu’s alleged actions and their significant harm to our Company, on March 20, 2017 we entered into a Stock Issuance Cancellation Agreement with Mr. Liu and certain of his affiliates (the “Stockholders”) under which the Stockholders agreed to return 8,349,906 common shares owned by them to our Company for cancellation. We retain the right in the future to bring actions against Mr. Liu for any and all further damages his alleged actions may have caused. In a separate agreement, Mr. Liu also relinquished his 50% ownership in Great Coin to Mr. Dunn and Mr. Dunn retains the right to bring future actions against Mr. Liu for any damages his alleged actions may have caused.

Description of Business

We are a holding company focused in the area of consumer product sales. We entered this market space through our October 2015 acquisition of GX-Life Global, Inc. (“GX-Life”). See Note 3. Through GX-Life, we sell high quality consumer products such as personal care, wellness, and quality-of-life products under the brand, “GX-Life”. Our sales, although limited, were previously made via a direct-selling membership program and through e-commerce channels. Our direct-selling program includes a reward program featuring a digital currency (the “GX Coin”) we access through an agreement with Great Coin, Inc. (“Great Coin”). See Note 6. During the fourth quarter of 2016, we suspended the direct-selling program for reasons associated with the detention of our CEO described above.

We currently are pursuing relationships with a number of sales organizations who can purchase our existing inventory for resale purposes in an attempt to establish a wholesale relationship with these organizations. This would allow us to take advantage of established sales networks and, if successful, create a sustainable stream of revenue. We believe this approach gives us the best opportunity for future success at the least cost. There is no assurance that we will be successful in this endeavor.

For a more detailed description of our business, please see the section titled, “Business Summary” under Part I, Item 1. Business.

As a result of recurring losses, negative cash flows from operations and working capital deficiency, there is a substantial doubt about the Company’s ability to continue as a going concern. We intend to fund our operations with additional equity and/or debt financing. Management is also making efforts to increase revenue generating activities though the pursuit of wholesale relationships with interested sales organizations. If we cannot raise additional short term capital, we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

2.          Basis of Presentation and Significant Accounting Policies

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate all of these estimates and assumptions. The most important of these estimates and assumptions relate to revenue recognition including reserves for right of return, inventory valuation, collectability of receivables, impairment assessments on long-lived assets, and the valuation of stock compensation and awards.  Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates. The policies discussed below include those that management has determined to be the most appropriate in preparing our consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our significant estimates relate to revenue recognition including reserves for right of return, inventory valuation, collectability of receivables, impairment assessments on long-lived assets, and the valuation of stock compensation and awards.

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining if collection of required payments is reasonably assured: customer credit-worthiness, past transaction history with the customer, and current economic industry trends. As of December 31, 2016 and 2015, there were no allowances for doubtful accounts.

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

As of December 31, 2016 and 2015, we did not have any level 2 or 3 assets or liabilities.

Deferred Rent

Our Company accounts for lease rentals that have escalating rents on a straight-line basis over the life of each lease. This accounting generally results in a deferred liability (for the lease expense) recorded on the balance sheet.

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

Cash receipts for enrollment packages include nonrefundable enrollment fees for all new members and an additional deposit for upgrading to a VIP status if a member so chooses under the terms of the compensation plan that was in effect during the second quarter of 2016 (the “Q2 Plan”). The nonrefundable enrollment fee is deferred and recognized over the term of the arrangement, generally twelve months.

For members under the Q2 Plan, a VIP status upgrade is a deposit which is repayable to a member either in cash, product, or convertible into GX Coin. There is no revenue associated with a VIP status upgrade deposit initially; however, related party revenue is recognized on the commission earned when VIP members under the Q2 Plan convert their membership or rewards points into GX-Coin. A VIP status upgrade earns reward status points that are also subject to repayment in cash or convertible into GX Coin. Pursuant to ASC 605-50, a cost and liability for amounts owed in cash or cash equivalents benefits under nondiscretionary loyalty programs should be accrued with a related contra-revenue, as by transferring the right to cash or cash equivalent benefits, the entity effectively reduces the revenue from conversions of VIP status and related accrued benefits to GX Coin. Each VIP member entering the Q2 Plan through the second quarter of 2016 have elected to convert their respective deposit to GX-Coin by such time or during the third quarter of 2016. The Company recognizes revenue on the conversion upon the completion of our performance obligation as part of the conversion process, at which point all necessary revenue recognition criteria have been met.

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

Net Income (Loss) per Share

We present basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At December 31, 2016 and 2015, we had no outstanding options or warrants to purchase any of our common shares, respectively. As of December 31, 2016 and 2015, we had convertible debt; however, the effects of the convertible debt would have been anti-dilutive due to loss in the period.

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

Fees Paid in a Cloud Computing Arrangement

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

Recent Accounting Pronouncements

From time to time, the FASB issues ASUs to amend the authoritative literature in ASC. Management believes that those issued to date that are not described below either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our consolidated financial statements.

Revenue Recognition.  In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us beginning January 1, 2018. We are currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Financial Instruments.  In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall”. The new guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance on financial liabilities under the fair value option did not have a significant impact on our consolidated financial statements.

Leases.  In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual years, and early application is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

Share-Based Payments to Employees. In March 2016, the FASB ASU 2016-09, “Improvements to Employee Share-based Accounting”, new guidance to simplify and improve accounting for share-based payments. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. We do not believe the adoption of this accounting guidance will have a material effect on our consolidated financial statements.

Cash Flow Classifications. In August 2016, the FASB issued ASU 2016-15 providing new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

3.          Acquisitions

Sky Rover Stock Purchase Agreement

On April 17, 2015, our Company and Sky Rover Holdings, Ltd., a corporation formed under the laws of the Republic of Seychelles (“Sky Rover”) completed the closing of a Stock Purchase Agreement (the “SPA”) whereby certain unaffiliated parties that contributed cash, E-Gold coin (“EGD”) crypto-assets, and other consideration to complete the SPA (including the shares issued to Mr. Lei Pei as described below) (collectively, the “Acquiring Shareholders”) cumulatively acquired 30,400,000 of the outstanding shares of stock of our Company (approximately 87.3%) in exchange for our receipt of $400,000 in cash and the contribution of 4,000,000 EGD to our wholly-owned subsidiary, Global Modern Enterprise Limited, a Hong Kong entity (the “EGD Subsidiary”). To complete the transaction, 29,868,649 of the common shares acquired were conveyed by certain affiliated and unaffiliated existing shareholders and 3,371,351 were newly issued. Prior to the closing, Sky Rover advanced $539,885, consisting of the $400,000 purchase price and $139,885 towards reimbursement of certain corporate costs. Additionally, Sky Rover’s officer, Mr. Lei Pei, provided the initial down payment for the purchase of Powerdyne.

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

Also in connection with the share purchase by Sky Rover, we intended to market and deploy the EGD through a reward program (“Rewarded EGD”). In order to ensure compliance with existing securities regulations, on February 10, 2015 we filed a Request for No-Action Relief (the “No-Action Letter”) with the Securities and Exchange Commission (“SEC”) to obtain clarification that the SEC will not recommend enforcement action against our Company and its related subsidiaries regarding our use of the EGD. Despite several inquiries made by our Company, we did not receive a substantive response from the SEC on the No-Action Letter. This led management to elect to rescind the previous contribution of EGD and to focus on the acquisition of GX-Life as described below. As a result, on October 9, 2015, we withdrew the No-Action Letter from consideration by the SEC.

The acquisition of the EGD is considered an asset purchase for accounting purposes based on the guidance of ASC 805 - Business Combinations, as the EGD does not have features of a business nor does it have any operations. Due to management’s election to effectively rescind the contribution of EGD and to focus on the acquisition of GX-Life Global, we recorded the value of the EGD as of the date of acquisition at $0.

GX-Life Acquisition

On October 2, 2015, we completed a Share Exchange Agreement with GX-Life, whereby we spun-off 100% of our ownership interest in the EGD Subsidiary (including 4,000,000 EGD) in exchange for 100% of the outstanding common stock of GX-Life. GX-Life is a consumer products business, which was primarily owned by our former CEO, Ning Liu, and our current CEO, Michael Dunn. As part of their marketing strategy, GX-Life had developed a robust, scalable network marketing platform that utilizes iMatrix’s software to support direct selling opportunities throughout the world. In a related transaction, on October 2, 2015, the former shareholders of GX-Life sold all of their interests in the EGD Subsidiary to the Acquiring Shareholders in the Sky Rover SPA in exchange for 21,280,000 shares of our Company’s common stock previously acquired in the Sky Rover SPA. Collectively these two transactions are referred to as the “GX-Life Transactions”. As a result of the GX-Life Transactions, much of the Sky Rover SPA has been effectively unwound and the 4,000,000 EGD crypto-assets are no longer owned or controlled by our Company or any of our subsidiaries.

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

Assets:
Cash	$100
Deposits for inventory	491,988
Other deposits	5,700
Total assets	497,788
Liabilities:
Accounts payable	19,298
Due to related parties	495,737
Total liabilities	515,035
Net liabilities in excess of assets	$17,247

Following is pro-forma revenue and earnings information for the year ended December 31, 2015 assuming both our Company and GX-Life had been combined as of September 1, 2015, the date of formation of GX-Life. Amounts are unaudited:

Net revenue	$0
(Loss) before income taxes	$(927,233)

Our direct-selling program includes a reward program featuring a digital currency (the “GX Coin”) we access through an agreement with Great Coin, Inc. (“Great Coin”). See Note 6.

Powerdyne Acquisition

On March 26, 2015, we entered into a Membership Interest Purchase and Sale Agreement with Powerdyne, Inc., an entity which owned 100% of the membership interests in Global Future City Regional Center, LLC, formerly Powerdyne LLC (“Powerdyne” or “Regional Center”). Powerdyne is an EB-5 Regional Center (USCIS ID Number 1215250671) that was approved by the USCIS on March 28, 2013. The purchase price was $250,000, of which $150,000 was contributed by our former CEO Lei Pei. The acquisition closed on March 27, 2015. As an EB-5 Regional Center, we intended to attract and pool investments from qualified foreign investors for the purpose of job creation within a defined geographic region.

The purchase of Powerdyne is considered an asset purchase for accounting purposes based on the guidance of ASC 805 - Business Combinations, as Powerdyne does not have features of a business nor does it have any operations. Through the Powerdyne acquisition, we acquired the right to issue licenses to projects such that the projects will benefit from its regional center approved status.

We have been unable to find an EB-5 investment project that meets our internal criteria and, given the difficulties caused by Mr. Liu’s alleged actions discussed in Note 1, we believe our investment in the Regional Center became significantly impaired. Consequently, during the fourth quarter of 2016 we commenced evaluating alternative strategies to utilize or sell the Regional Center. Because of the inactivity of the Regional Center, the USCIS has deemed it frozen and the value the license would have to a third party may be minimal. We may not be able to utilize or find a buyer for the EB-5 Regional Center and cannot determine at this point whether it has any value at all. Accordingly, a full impairment was deemed necessary.

We have included the capitalized amount as a separate line item in the accompanying consolidated balance sheet as of December 31, 2016 and 2015 and a separate line for the impairment in the accompanying consolidated statements of operations.

4.          Inventories

Inventories on hand at December 31, 2016 consist of finished goods. Because of the difficulties associated with Mr. Liu’s legal challenges in the PRC, we have suspended our direct-selling program and reduced the value of our inventory to its net realizable value resulting in an impairment charge of $1,122,520 during 2016. The impairment estimate was based on the movement of products to date, negotiations with third party to purchase certain inventory, and expiration dates of perishable goods that our Company may have difficulty selling in a timely manner. In addition, we had made deposits of $242,777 for future deliveries of inventory to companies that went out of business or declared bankruptcy. During the fourth quarter of 2016 we wrote-off these deposits as bad debts as the ability to receive inventory or recoup deposits is in doubt.

Deposits for inventories at December 31, 2015 are down payments for products of our new direct-selling business which were shipped to us in the first quarter of 2016.

5.          Property and Equipment, net

Property and equipment, net consist of the following at December 31:

	2016	2015
Furniture	$374,299	$103,515
Computers	107,790	10,001
Software	101,330	62,610
Leasehold improvements	89,765	80,638
	673,184	256,764
Less accumulated depreciation	(124,165)	(7,439)
	$549,019	$249,325

Depreciation expense was $95,482 and $6,367 for the years ended December 31, 2016 and 2015, respectively.

6.          Service Contract – Related Party

As described in Note 3 under the caption Sky Rover Stock Purchase Agreement, we had previously intended to market the EGD through a reward program. GX-Life determined that incorporating a crypto-asset other than EGD into a reward program for its direct selling program would be important to its success. As a result, on October 21, 2015, GX-Life entered into a $2.5 million Subscription Agreement with Great Coin under which it made an initial purchase of 700,000 GX Coins for $350,000. However, the purchase was never consummated because the Subscription Agreement was subsequently superseded and replaced by way of a February 17, 2016 Software License and Services Agreement with Great Coin (the “Services Contract”) under which Great Coin granted a license for the GX Coins for an upfront license fee of $350,000 which was deemed paid by the payment made in October 2015 and the remaining obligations under the Subscription Agreement were canceled. The agreement was accounted for under ASU 2015-05 as documented in Note 2. The GX Coins are a digital currency, a form of crypto-asset, which we are incorporating into a reward program for our consumer products sales programs.

Under the Services Contract, which has a term of 10 years, members of our direct selling program may elect to convert certain membership account balances into GX Coins at agreed-to conversion rates. When a member converts status or reward points, we will record revenues, excluding the conversion fee payable to Great Coin, equal to 80% of the conversion amount, up to $4,000,000 in total conversion amounts, and 50% of the conversion amount thereafter.

We had classified the $350,000 as a separate line item in our consolidated balance sheet and began amortizing it on a straight-line basis over the expected period of benefit. However, given the difficulties we’ve experienced as a result of Mr. Liu’s detention in the PRC as described in Note 1, our efforts to implement our direct selling program became significantly more difficult and we decided to suspend our direct selling program. Accordingly, although the agreement remains in place and the platform run by the Great Coin remains operational, the usage of the Service Contract has been suspended, as it is no longer being integrated with our suspended direct selling program and therefore provides no future economic benefit to the Company based on current circumstances. As a result, during the fourth quarter of 2016, we have impaired the remaining unamortized balance of the Service Contract of $280,000.

7.          Accrued Expenses

Accrued expenses consist of the following at December 31:

	2016	2015
Accrued interest	$242,211	$126,512
Accrued royalties and commissions	11,346	11,366
Deferred rent	16,358	–
Other	799	799
	$270,714	$138,677

8.          Accrued Compensation

Accrued compensation consists of the following at December 31:

	2016	2015
Accrued officer’s compensation - CEO	$55,231	$–
Accrued other compensation	70,786	–
Accrued payroll taxes – delinquent	181,905	211,905
Accrued payroll taxes on accrued payroll (not yet due)	7,355	–
	$315,277	$211,905

As further discussed in Note 13, in 2016, we issued common stock to certain of our employees as part of the condition of their employment. During the fourth quarter of 2016, the employees earned common stock valued at $34,079 which is included in the table above under Accrued other compensation.

We have delinquent Federal and State payroll taxes incurred mainly under previous management during the years 2006 through 2008. In 2015 we made payments of $52,597 against the Federal obligation. Additionally, based on an accounting received from the Internal Revenue Service (“IRS”), we determined that our accrual for past-due Federal payroll taxes was overstated due to collections made, which were unknown to us, from other responsible parties along with lower than estimated interest and penalties. As a result, at December 31, 2015, we reduced our liability by $60,000, with $6,000 reducing interest expense accrued during 2015 and $54,000 recorded as a gain on extinguishment of debt. In January 2016, we received approval from the IRS for a 4-year payment plan to repay this obligation with the first payment scheduled for April 2016. Due to the reduced availability of capital, we are delinquent with respect to this payment plan and are in contact with the IRS about adjusting the plan.

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

9.           Membership Deposits and Accrued Benefits

Membership deposits and accrued benefits activity for the years ended December 31, 2016 and 2015 consists of the following:

	2016	2015
Beginning balance	$10,020	$–
Member deposits	5,399,812	10,000
Less: deposits repaid	(240,400)	–
Accrued member benefits	94,920	20
Less: member conversions to GX Coins	(4,713,544)	–
Ending balance	$550,808	$10,020

During 2016, our former CEO repaid certain member deposits totaling $250,000 ($240,400 in member deposits and $8,600 in enrollment fees and prepaid product purchases). We have accounted for this repayment as contributed capital.

Member conversions to GX Coins were made in conformity with the provisions of the Service Contract discussed in Note 6.

The balance at December 31, 2016 consists of the following:

2016
Repayments requested by members	$115,580
Conversion paperwork signed – verifying appropriate state of residency	165,219
Conversion paperwork signed – no GX Coin account established	270,009
Ending balance	$550,808

10.          Notes Payable

Notes payable consists of the following at December 31:

	2016	2015
Acquisition note - Powerdyne	$–	$50,000
Promissory notes - principal	300,000	–
Promissory notes – unamortized debt discount	(73,547)	–
Settled and restructured notes payable:
Convertible promissory notes – debt acquisition	95,000	100,000
Notes payable – original bridge	120,000	120,000
Notes payable – bridge loan #1	230,000	355,000
Notes payable – bridge loan #2	85,000	175,000
Notes payable – bridge loan #3	250,000	250,000
Subtotal	1,006,453	1,050,000
Less current portion	(1,006,453)	(1,050,000)
Long-term portion	$–	$–

Acquisition Note – Powerdyne

This obligation arose in connection with our acquisition of Powerdyne (see Note 3). Remaining payments on this note were made in 2016.

Promissory Notes

In the fourth quarter of 2016, we issued promissory notes to three individuals with face values totaling $300,000. The notes are to be repaid from proceeds from the sale of our inventory, with 50% of the proceeds payable on a pari passu basis to each note holder.

In lieu of a stated interest rate, each note contains the following bonus payment provisions:

1.	For each $25,000 invested, the note holder receives 12,500 shares of restricted common stock of our Company.
2.	For each $25,000 invested, the note holder receives a cash bonus of:
a.	$5,000 if note is repaid between zero and 30 days
b.	$10,000 if note is repaid between 31 and 60 days
c.	$15,000 if note is repaid between 61 and 90 days

All principal and accrued but unpaid bonus payments are due 90 days from the date of each note. As of the date of this filing, no inventory has been sold and no payments have been made under the notes. As a result, the notes are in default.

The note holders were issued 150,000 shares of our common stock under these notes. We have valued the shares at $87,312, their relative fair market value on the issue date of each note (the date the share obligation arose) and recorded a debt discount for that amount. We are amortizing the debt discount over the 90-day length of the note and we recognized an interest expense of $13,765 in 2016 in connection therewith. The remaining discount of $73,547 will be amortized in the first quarter of 2017.

Settled and Restructured Notes Payable

During the fourth quarter of 2014 and the first quarter of 2015, we reached settlements (“Settlement Agreements”) with virtually all of our noteholders holding debt acquisition promissory notes and bridge notes (original through bridge #3). In the restructuring of the notes payable, our noteholders agreed to a) forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of each settlement agreement, b) a new interest rate of 10% per annum, c) a new maturity date of August 1, 2015, and d) a Company option to convert into free-trading shares of our common stock at any time the common stock has a closing bid price per share of $1.00 or more for 20 consecutive trading days after the closing of the Sky Rover SPA. Certain noteholders also agreed to relinquish to Sky Rover shares of their common stock they received with their original notes, contingent upon the Sky Rover SPA closing which occurred on April 17, 2015. In addition, holders of the restructured convertible promissory notes also agreed to forgo any additional principal (over and above the original principal) payable under their notes. These notes are no longer convertible at the option of the holder. As a result of these settlements, we recorded gains on extinguishment of debt totaling $35,403 in 2015.

Convertible Promissory Notes – Debt Acquisition

These notes originated during the first quarter of 2013 with original face values totaling $150,000. In the fourth quarter of 2014, we entered into Settlement Agreements with the holders of these notes, with the same terms as described under the above caption Settled and Restructured Notes Payable. During the years ended December 31, 2016 and 2015, we repaid $5,000 and $0, respectively, on these notes.

Note Payable – Original Bridge

These notes which originated in 2009 and 2010 had an original face value totaling $245,000. In the fourth quarter of 2014, we entered into Settlement Agreements with the holders of these notes, with the same terms as described under the above caption Settled and Restructured Notes Payable.

Note Payable – Bridge Loan #1

These notes which originated in 2010 and 2011 had an original face value totaling $580,000. In the fourth quarter of 2014, we entered into Settlement Agreements with the holders of $345,000 face value of these notes, with the same terms as described under the above caption Settled and Restructured Notes Payable. During 2016 and 2015, we repaid $125,000 and $0, respectively, on these notes.

Note Payable – Bridge Loan #2

These notes originated in 2012 and had an original face value totaling $175,000. We entered into Settlement Agreements in the fourth quarter of 2014 with holders of $150,000 face value of these notes, and in the first quarter of 2015 with holders of $25,000 face value of these notes, all with the same terms as described under the above caption Settled and Restructured Notes Payable. During 2016 and 2015, we repaid $90,000 and $0, respectively, on these notes.

Note Payable – Bridge Loan #3

These notes originated in 2013. In the fourth quarter of 2014, we entered into Settlement Agreements with the holder of these notes, with the same terms as described under the above caption Settled and Restructured Notes Payable, with the exception that the modified note does not contain a conversion option.

11.         Related Parties

During 2016, we made net advances to Great Coin in the amount of $1,494,002, mainly for the purpose of their development of the GX Coin trading platform which could be used by our direct-selling members as part of our reward program. In addition, our former CEO, Mr. Ning Liu, became responsible for credit card charges totaling $24,298 which were unrelated to our business and unauthorized. Because of the legal difficulties encountered by Mr. Liu in the PRC discussed in Note 1, it has become extremely difficult for Great Coin to raise capital needed to repay these advances. In addition, the reduced activity on the trading platform, related to the suspension of our direct selling program in the fourth quarter, reduces the ability for Great Coin to generate revenue from transactional activity. As a result, while we will continue to pursue collection from the applicable parties, during the fourth quarter of 2016, we reserved $1,518,300 representing the total of these advances as it is unclear whether any of these advances will be collectable.

Advances from related party consist of net advances made by our CEO, Michael Dunn.

12.         Commitments and Contingencies

On October 16, 2015, we entered into a lease agreement for 5,824 square feet of office space in Irvine, California. The lease has a minimum term of 60 months and requires the following minimum annual payments, excluding property taxes and other common area costs: months 1 through 12 - $176,112; months 13 through 24 - $183,804; months 25 through 36 - $192,192; months 37 through 48 - $200,580; and months 49 through 60 - $209,664. Tenant improvements made by the landlord were completed at the end of January 2016, at which time we moved into the space and our lease commenced. Accordingly, the annual payments as just described also substantially reflect the five-year payout schedule through 2020. Annual rent expense for the years ended December 31, 2016 and 2015 was $150,907 and $33,335, respectively.

Due to the escalating rent we have recorded a deferred rent liability of $16,358 as of December 31, 2016 which equates to the accumulated difference between the amount paid each month and the expense on a straight-line basis over the lease term.

13.         Capital Stock

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

The summary below details the Post-Effective Amendments we have filed with the SEC as of the date of this filing:

•	On October 8, 2015, we submitted Post-Effective Amendment No. 1 to the S-1 incorporating new information resulting from certain transactions in connection with GX-Life, and the resignation of our former CEO, Lei Pei. The Post-Effective Amendment No. 1 was declared effective by the SEC on October 19, 2015.

•	On December 2, 2015, we submitted Post-Effective Amendment No. 2 to the S-1 incorporating certain information contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, that was filed with the SEC on November 17, 2015. The Post-Effective Amendment No. 2 was declared effective by the SEC on December 22, 2015.

•	On May 4, 2016, we submitted Post-Effective Amendment No. 3 to the S-1 incorporating certain information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 13, 2016, information contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, that was filed with the SEC on May 16, 2016, and certain changes in circumstances involving the development and utilization of GX Coin in GX-Life’s Direct Selling Program. We disclosed in this Post-Effective Amendment that we had sold 1,013,500 shares of our common stock under this prospectus. This was due to the fact that subsequent to March 31, 2016, and while the S-1 was still effective, we had received written and verbal commitments to purchase 1,000,000 shares under the S-1 for a total of US$3,500,000. However, certain investors either did not (i) transmit their respective funds to purchase their shares, or (ii) provide the appropriate written documentation to the Company prior to the S-1 becoming ineffective. As a result, we were only able to appropriately document the sale of 759,453 shares under the S-1 for a total of US$2,658,086, and sold an additional 48,104 shares to certain individuals in exchange for noncash consideration.

•	On July 22, 2016, we submitted Amendment No. 1 to Post-Effective Amendment No. 3 with the SEC to maintain the registration of 9,192,443 shares of our Common Stock. The S-1 is currently under review and we will not sell any shares under the S-1 until it is deemed effective by the SEC. Reference to the S-1 is not an offer to sell the securities described therein, and we are not soliciting an offer to buy the securities in any state where the offer or sale is not permitted.

S-8 Registration Statements

On July 29, 2016, we filed a Form S-8 Registration Statement (“S-8”) with the SEC to register 32,500 shares of our common stock at $1.69 per share. On October 5, 2016, we filed an S-8 with the SEC to register 33,500 shares of our common stock at $1.01 per share. The S-8’s were deemed effective as of the filing date pursuant to Rule 462 of the Securities Act.

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001. As discussed under the above caption S-1 Registration Statement, during 2016 we sold 759,453 shares for net proceeds of $2,658,086. In addition, during 2016 we sold 25,000 shares of our restricted common stock to an investor for net proceeds of $25,000.

Effective April 17, 2015 in connection with the closing of the Sky Rover SPA, Sky Rover's designees received 33,240,000 shares of our common stock of which 3,371,351 were newly issued and 29,868,649 were conveyed by certain affiliated and unaffiliated existing shareholders to complete the transaction. All shares were considered to be part of the $400,000 acquisition price to acquire the stock per the terms described in Note 3. Prior to the closing of the Sky Rover SPA, Mr. Lei Pei purchased 6,000,000 newly-issued shares of our common stock for $3,000,000 in cash in a separate transaction that closed on March 30, 2015.

Common Stock Issued for Services

Employee Services

During 2016, we issued 97,000 shares of our common stock to certain of our employees for services relating to conditions of their employment. 66,000 of these shares were issued under Form S-8 as described above and 31,000 of these shares were issued under our S-1 Registration Statement. The shares were valued at $237,077 based on our Company’s stock price and we recorded general and administrative expense of that amount in connection with the share issuance. No shares were issued for employee services in 2015.

Non-Employee Services

During 2016, we issued 203,000 shares of our common stock for consulting services rendered. 3,000 of these shares were issued under our S-1 Registration Statement and 200,000 of these shares were restricted. We recorded general and administrative expense of $179,570 in connection with the share issuances based on the fair market value (quoted market price) of our common stock on the dates of issuance.

During 2015, we issued 250,000 shares of our common stock for consulting services related to marketing. The shares were valued at $65,000 based on the fair market value (quoted market price) of our common stock on the dates of issuance. We recorded selling and marketing expense of $65,000 in connection with the share issuances.

Common Stock Issued to Extinguish Debt

During 2016, we entered into a settlement agreement with a vendor under which we issued 14,104 shares of our common stock to settle $49,364 of outstanding amounts due. The shares were issued under our S-1 Registration Statement. No gain or loss was recorded with respect to this settlement.

During 2015, we entered into settlement agreements with two vendors under which we issued 25,000 shares of our common stock to settle $49,189 of outstanding amounts due. We recorded a gain of on extinguishment of debt of $2,089 on these settlements based on the fair market value (quoted market price) of our common stock on the date of issuance.

Contributed Capital

As discussed in Note 9, during 2016 our former CEO repaid certain member deposits totaling $250,000 which we have we have accounted for as contributed capital.

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
$355,425

Warrants and Stock Options

During the years ended December 31, 2016 and 2015, there were no warrants or stock options outstanding and there was no expense related to warrants or stock options.

On December 30, 2015, we elected to withdraw and terminate our Option Plan for employees, officers, and consultants of our Company. At the time of cancellation, there were no options outstanding and 13,889 shares were remaining for future issuance. We will re-evaluate the implementation of an option plan in the future at the Board of Director’s discretion.

14.         Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2016	2015
Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	5.8%	5.8%
Stock issued for services	-3.0%	–
Gain/loss on extinguishment of debt	-0.1%	4.6%
Amortization of debt discount and accretion of debt	-0.1%	–
Non-deductible entertainment	–	-0.1%
Temporary differences:
Accrued liabilities and other	–	-0.1%
Change in valuation allowance	-36.6%	-44.3%
Total provision	-0.0%	-0.1%

The major components of the deferred taxes are as follows at December 31:

	Asset (Liability)
	2016	2015
Current:
Reserves and accruals	$501,907	$51,290
Noncurrent:
Net operating losses	2,770,239	1,166,436
Valuation allowance	(3,272,146)	(1,217,726)
Net deferred tax asset	$–	$–

Based on federal tax returns filed or to be filed through December 31, 2016, we had available approximately $8,322,000 in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure. Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes. For Federal income tax purposes, the net operating losses begin to expire in 2026.  State net operating loss carryforwards through December 31, 2016 are approximately $8,197,000 and begin to expire in 2030. We have relied on the issuance of common stock to fund certain operating expenses.

With the finalization of our merger with FITT, we experienced a change in ownership as defined in Section 382 of the Internal Revenue Code.  As a result, our net operating loss carryforwards for federal income tax reporting became significantly limited based on the fair value of our Company on the date of change in ownership. Such change is expected to provide benefit to us only upon the attainment of profitability.

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

During the years ended December 31, 2016 and 2015, our valuation allowance increased by $2,054,420 and $403,358, respectively.

The United States Federal return years 2013 through 2016 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations. We are subject to examination by the California Franchise Tax Board for the years 2013 through 2016 and currently do not have any ongoing tax examinations.

15.         Agreements

Mo Feng Yi Consulting Agreement

On November 24, 2015 we entered into a Consulting Agreement with Mo Feng Yi (“Consultant”), an individual with extensive contacts and business relationships in Asia. Under the agreement, which has a term of 6 months, Consultant agreed to provide various business and market development services for our direct-selling business. The agreement required us to pay Consultant $200,000 in 2015 in two equal installments for services provided.

On February 23, 2016, we amended the agreement to provide for an additional payment of $100,000 in February 2016 for continued service.

Alicia Xie Geiser Consulting Agreements

On December 1, 2015, we entered into a Consulting Agreement with Alicia Xie Geiser (“Consultant”), an individual with extensive contacts and business relationships in Asia. Under the agreement, which has a term of 6 months, Consultant agreed to provide various business and market development services for our direct-selling business. The agreement requires us to pay Consultant $10,000 per month. During 2016 and 2015, we recorded general and administrative expenses of $40,000 and $10,000, respectively, in connection with this agreement.

On September 21, 2016, we entered into another Consulting Agreement with Consultant under which Consultant agreed to provide advice and assistance with respect to our capital market positioning. Consultant also agreed to help us broaden the market support for our securities and introduce us to prospective investors. Under the agreement, which had a one-month term, we agreed to issue Consultant 25,000 shares of our restricted common stock which we valued at $29,750, the fair market value at the date of issuance. In 2016, we recorded a general and administrative expense of the same amount in connection with this agreement.

Private Consulting Group Consulting Agreement

On February 26, 2016, we entered into a Consulting Agreement with Private Consulting Group (“Consultant”) under which Consultant agreed to provide business and financial consulting services including advice and assistance with our capital market positioning and identifying prospective institutional purchasers for our equity securities. The agreement has a term of 7 months and requires that we pay Consultant $10,000 per month and issue Consultant 50,000 restricted shares of our common stock. Because of Consultant’s inability to completely perform the services, we paid only $30,000 and issued only 25,000 shares. The shares were valued at $65,250, their fair market value on the date of issuance. In connection with this agreement, we recorded a general and administrative expense in 2016 totaling $95,250.

iMatrix Software, Inc. Consulting Agreement

On February 17, 2016, we entered into a Consulting Agreement with iMatrix Software, Inc. (“Consultant”) under which Consultant agreed to provide services to assist in developing and expanding our direct-selling business. The agreement has a minimum term of 3 months and requires that we pay Consultant $18,000 per month and issue Consultant 3,000 registered and free-trading shares of our common stock. The shares were valued at $8,070, their fair market value on the date of issuance. In connection with this agreement, we recorded a general and administrative expense in 2016 totaling $116,070.

Mitchell Morrison Consulting Agreement

On April 1, 2016, we entered into a Consulting Agreement with Mitchell Morrison (“Consultant”) under which Consultant agreed to provide business and financial consulting services including advice and assistance with our capital market positioning and identifying prospective institutional purchasers for our equity securities. The agreement has no stated term, is cancellable by either party on 30 days’ notice, and requires that we pay Consultant $15,000 on execution of the agreement and $10,000 per month. During 2016, we recorded a general and administrative expense totaling $15,000 in connection with this agreement as it was cancelled shortly after its inception.

Juan Lopez Consulting Agreement

On December 8, 2016, we entered into a Consulting Agreement with Juan Lopez (“Consultant”) under which Consultant agreed to assist us in developing a marketing plan for the promotion and sale of our products outside the direct-selling area. The agreement has a term of 4 months and requires that we issue Consultant 150,000 restricted shares, all of which were vested as of the date of the agreement. We have valued the shares based on their fair market value on the date of issue and recorded a selling and marketing expense in the amount of $76,500.

16.          Subsequent Events

Promissory Note

On January 27, 2016, we issued a promissory note to an individual with a face value of $50,000. The note has the same terms as the notes described in Note 10 under the caption Promissory Notes including the issuance of 25,000 shares of our restricted common stock.

Stock Issuance Cancellation Agreement

Due to Mr. Liu’s legal challenges in the PRC, as described in Note 1, the following actions were taken.

On March 20, 2017, we entered into a Stock Issuance Cancellation Agreement with, Master Power Holdings Group and Big Name Group Co. Ltd., a British Virgin Islands corporation controlled by Mr. Ning (Sam) Liu (“Mr. Liu”), the Company’s former Chief Executive Officer, (collectively the “Shareholders”). Pursuant to the Agreement, the Shareholders agreed to cancel and return to treasury an aggregate 8,349,906 shares of common stock (representing 17.12% of the current issued and outstanding common stock) as consideration for the significant hardship suffered by the Company as a result of Mr. Liu’s legal challenges.

Upon the closing of the Agreement, which took place on March 20 2017 (the “Closing”), the Shareholders surrendered their stock certificates representing an aggregate 8,349,906 shares of common stock with all necessary documentation to the Company’s transfer agent for cancellation.

Additionally, Mr. Liu entered into an agreement to cancel his share ownership in Great Coin, a company that provides the platform and cryptocurrency (GX-COIN) used by our wholly-owned subsidiary, GX-Life Global, Inc. (“GX-Life”). Prior to the cancellation, Mr. Liu owned 50.0% of Great Coin and Michael Dunn, our Chief Executive Officer and member of our Board of Directors, owned the other 50.0% of Great Coin. After the cancellation, Mr. Dunn owns 100% of Great Coin.

ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2016 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended December 31, 2016, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9A(T)   CONTROLS AND PROCEDURES

This Item is not applicable to us.

ITEM 9B           OTHER INFORMATION

On October 21, 2016, Ning Liu resigned as the Company’s Chief Executive Officer, President, and Chairman of the Board. On August 17, 2015, the following individuals resigned from their respective positions with our Company: Lei Pei, our former CEO, former CFO, and former Chairman; Junfei Ren, our former Secretary and former Director; and Xiang Ling Yun, a former Director. Concurrent with the resignations, Ning Liu, who was our President, was appointed to the positions of Chairman and CEO, and Michael R. Dunn, who was the Executive Vice President of Finance, was appointed to the positions of Chief Financial Officer, Chief Operating Officer, and Secretary and Treasurer.

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Michael R. Dunn	65	Current Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer, Executive VP of Finance, Director. Former Chief Executive Officer.

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

Director Qualifications. While the selection of directors is a complex and subjective process that requires consideration of many intangible factors, we believe that candidates should generally meet the following criteria:

•	Broad training, experience and a successful track record at senior policy-making levels in business, government, technology, accounting, law, consulting and/or administration;
•	The highest personal and professional ethics, integrity and values;
•	Commitment to representing the long-term interests of our Company and all of its shareholders;
•	An analytical and objective perspective, strength of character, and the mature judgment essential to effective decision-making;
•	Expertise that is useful to our Company and complementary to the background and experience of other Board members; and
•	Sufficient time to devote to Board activities and to enhance their knowledge of our business, operations, and industry.

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

A brief description of the background and business experience of our Company’s management, executive officers, and directors is set forth below:

Michael R. Dunn, our current Executive Vice President of Finance, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer and member of our Board of Directors, previously served as Chief Executive Officer and Chairman of our Board of Directors from May 28, 2008 until April 17, 2015. He joined our Company, which was considered a turn-around project, in order to work on the reduction of significant Company debt, obtain major capital infusion, provide a rationalization of our product line, and establish a more effective product distribution.

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

Legal Proceedings

On August 30, 2016, we reported on Form 8-K that our former Chief Executive Officer (“CEO”), President, and Chairman of the Board of Directors, Ning Liu, was detained in the People’s Republic of China (“PRC”). On October 21, 2016, because of his ongoing legal challenges in the PRC, Mr. Liu resigned from all his positions in our Company. Mr. Liu continues to be detained in the PRC. The charges against Mr. Liu are personal to him and our Company is in no way named as a defendant or subject to the charges. We have been informed by Mr. Liu’s attorney in the PRC that, on March 2, 2017, he was convicted in Hunan province for violations of the PRC’s multi-level marketing regulations and sentenced to 10 years in prison. We have likewise been informed by Mr. Liu’s attorney that he has an appeal hearing scheduled in Hunan Province in the near future and, if he is unsuccessful in that hearing, he can appeal to a national court in Beijing, China.

Other than the foregoing, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

We believe that the following filings were either made late or not filed pursuant to Section 16(a) of the Exchange Act:

•	Our former CEO, Mr. Liu, indirectly owns 1,235,906 shares of our common stock. Although he acquired these shares on April 17, 2015, a Form 3 was not filed until October 8, 2015.

•	A 10% shareholder owns 7,114,000 shares of our common stock. This shareholder originally acquired 9,120,000 shares of our common stock back on April 17, 2015, subsequently transferred 1,001,000 of the 9,120,000 shares on May 11, 2015, and transferred another 1,005,000 shares on July 30, 2015. A form 3 reflecting these transactions was filed on October 8, 2015.

•	Our current CFO, Mr. Dunn, acquired 9,347,047 shares of our common stock on October 2, 2015. However, a Form 4 reflecting this transaction was filed on October 8, 2015.

•	A 10% shareholder acquired 9,647,047 shares of our common stock on October 2, 2015. However, a Form 4 reflecting this transaction was filed on October 8, 2015.

•	On April 17, 2015, Junfei Ren was appointed as Secretary and a member of the Board, but no Form 3 was filed on her behalf. However, we believe that Ms. Ren did not own any shares at the time of her appointment, and she has resigned from her positions back on August 17, 2015.

•	On April 17, 2015, Xiang Ling Yun was appointed as a member of the Board, but no Form 3 was filed on her behalf. However, we believe that Ms. Yun did not own any shares at the time of her appointment, and she has resigned from the Board back on August 17, 2015.

Committees of the Board of Directors

We do not have a separately designated audit, compensation, or nominating committee of our Board and the function customarily delegated to these committees are performed by our full Board. We are not a “listed company” under SEC rules, and are therefore not required to have separate committees comprised of independent directors.

The Board does not have a nominations committee because the Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because the functions of such committee are adequately performed by our Board. There are no specific minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board, followed by the Board’s review of the candidates’ resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party, or parties, to identify or evaluate or assist in identifying or evaluating potential nominees.

The Board does not have an audit committee. However, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our Board is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; and (iii) engaging outside advisors. Our Board has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board believes that each of its members has sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. Furthermore, our Board has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of an audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on an audit committee.

The Board does not have a compensation committee because the Board believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our Board.

Meetings of the Board of Directors

Our Board conducts business through meetings or by unanimous written consents of the Board. Such actions by written consent of all directors are, according to Nevada corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board of Directors as of December 31, 2016, consisted of a sole Director - Michael Dunn. Mr. Dunn does not qualify as an “independent director” pursuant to the rules and regulations of the SEC. During the fiscal year ended December 31, 2016, the Board held no formal meetings, and the Board acted by unanimous written consent on multiple occasions.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ning Liu, former CEO (1)	2016	$90,000	$-0-	$-0-	$-0-	$-0-	$-0-	$90,000
	2015	$24,000	$-0-	$-0-	$-0-	$-0-	$-0-	$24,000
Michael R. Dunn, CEO, COO, CFO (2)	2016	$145,000	$-0-	$-0-	$-0-	$-0-	$-0-	$145,000
	2015	$20,000	$-0-	$-0-	$-0-	$-0-	$-0-	$20,000

(1)	Joined us April 17, 2015 and resigned October 21, 2016.
(2)	Joined us May 28, 2008. For 2016, $40,000 Mr. Dunn’s salary was accrued and not paid.

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

During 2016 and 2015, there were no outside directors and therefore not director’s fees were paid or accrued.

Grants of Plan Based Awards

There were no grants of plan-based awards during our last fiscal year.

ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning our best estimate of the beneficial stock ownership of our common stock as of the date of this report pending the resolution of the issues note above. The information is presented with respect to: (i) each person who is known to us to beneficially own more than 5% of our common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 40,431,680 shares of outstanding common stock.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class(2)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class
Michael R. Dunn, CEO, COO, CFO and Director	11,443,111	28.3%	-0-	0.0%
All executive officers and directors as a group (three persons)	11,443,111	28.3%	-0-	0.0%
Masuya Tomoe	15,647,047	38.7%	-0-	0.0%

*Less than 1%.

(1)  c/o our address, 2 Park Plaza, Suite 400, Irvine, CA 92614, unless otherwise noted.

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

ITEM 13                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Dunn is not an independent director because he is also an executive officer of the Company. According to the NASDAQ definition, we have no independent directors.

Related Party Transactions

As detailed in our Notes to Financial Statements, the following relating party transactions have occurred.

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

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;

•	Disclosing in any and all filings with the SEC, where required;

•	Obtaining disinterested directors consent; and

•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14                     PRINCIPAL ACCOUNTING FEES AND SERVICES

dbbmckennon (the “Independent Auditors”) were our independent auditors and examined our consolidated financial statements for the years ended December 31, 2016 and 2015, respectively. The Independent Auditors performed the services listed below and billed us, or are expected to bill us, the aggregate fees listed below for the years ended December 31, 2016 and 2015.

Audit Fees

The Independent Auditors billed us, or are expected to bill us, aggregate fees of approximately $76,413 for the fiscal year ended December 31, 2016 and approximately $75,065 for the fiscal year ended December 31, 2015 for professional services rendered for their audit of our annual financial statements and their reviews of our financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

The Independent Auditors billed us aggregate fees of approximately $9,965 and $0 for the fiscal years ended December 31, 2016 and 2015, respectively, for audit- related professional services.

Tax Fees

The Independent Auditors billed us aggregate fees of approximately $5,700 and $0 for the fiscal years ended December 31, 2016 and 2015, respectively, for professional services for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

The Independent Auditors did not bill us any fees for either of the years ended December 31, 2016 or 2015 for any other professional services.

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

PART IV

ITEM 15          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005 (1)
2.2	Merger and Reorganization Agreement, dated June 18, 2013, by and between FITT Highway Products, Inc. and F.I.T.T. Energy Products, Inc. (2)
2.3	Merger Agreement and Articles of Merger, with an effective date of October 29, 2014, by and between FITT Highway Products, Inc. and Global Future City Holding Inc. (3)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001 (4)
3.2	Amended and Restated Bylaws, dated December 4, 2001 (4)
3.3	Amended and Restated Articles of Incorporation, dated April 27, 2005 (5)
3.4	Amended and Restated Articles of Incorporation, dated June 1, 2010 (6) (7)
10.1	Employment Agreement with Michael R. Dunn dated August 24, 2009 (8)
10.2	Employment Agreement with Robert E. Crowson, Jr. dated August 24, 2009 (8)
10.3	Share Exchange Agreement, dated May 6, 2014, by and between FITT Highway Products, Inc. and Greenome Development Group, Inc. (9)
10.4	Stock Purchase Agreement, dated September 19, 2014, by and between FITT Highway Products, Inc. and Sky Rover Holdings, Ltd. (10)
10.5	Financing Agreement, dated September 19, 2014, by and between FITT Highway Products, Inc. and Greenome Development Group, Inc. (10)
10.6	First Amendment to Stock Purchase Agreement between Global Future City Holding Inc. and Sky Rover Holdings, Ltd., dated February 17, 2015 (11)
10.7	Membership Interest Purchase and Sale Agreement by and between Global Future City Holding Inc. and Powerdyne, Inc., dated March 26, 2015 (12)
10.8	Second Amendment to Stock Purchase Agreement executed by and between Global Future City Holding Inc. and Sky Rover Holdings, Ltd., dated April 17, 2015 (13)
10.9	Resignation Agreement by and between Global Future City Holding Inc. and Lei Pei, dated August 17, 2015 (14)
10.10	Resignation Agreement by and between Global Future City Holding Inc. and Xiang Ling Yun, dated August 17, 2015 (14)
10.11	Resignation Agreement by and between Global Future City Holding Inc. and Junfei Ren, dated August 17, 2015 (14)
10.12	Share Exchange Agreement by and between GX-Life Global, Inc., GX-Life Global Shareholders, Global Modern Enterprise Limited and Global Future City Holding Inc., dated October 2, 2015 (15)
10.13	Private Stock Purchase Agreement between Exchange Agreement between Future Continental Limited, Discover Future Limited, Global Future Development Limited and the shareholders of Global Modern Enterprise Limited, dated October 2, 2015 (15)
10.14	Software License and Services Agreement by and between GX-Life Global, Inc. and Great Coin, Inc., dated February 17, 2016 (16)
10.15	Amendment and Restatement to Software License and Services Agreement (Access and Services Agreement) by and between GX-Life Global, Inc. and Great Coin, Inc., dated September 30, 2016(17)
10.16	Stock Issuance Cancellation Agreement, between Big Name Group, Master Power Holdings Group and the Company, dated as of March 20, 2017 (19)
14.1	Amended and Restated Code of Conduct and Ethics, dated November 11, 2015 (18)
21.1	List of Subsidiaries (17)
99.1	Audit Committee Charter, dated November 11, 2015 (18)
99.2	Nominations and Governance Committee Charter, dated November 11, 2015 (18)
99.3	Compensation Committee Charter, dated November 11, 2015 (18)
99.4	Insider Trading Policy, dated November 11, 2015 (1)

99.5	Principles of Corporate Governance, dated November 11, 2015 (18)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed concurrently herewith

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 19, 2013.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 29, 2014.
(4)	Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.
(5)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 28, 2005.
(6)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 21, 2010.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 21, 2010.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 26, 2009.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 9, 2014.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 23, 2014.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 20, 2015.
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 30, 2015.
(13)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 20, 2015.
(14)	Incorporated by reference form our Quarterly Report on Form 10-Q filed with the Commission on September 9, 2015.
(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 8, 2015.
(16)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 13, 2016
(17)	Incorporated by reference from our Amendment No. 1 to Post-Effective Amendment No. 3 on July 22, 2016
(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 17, 2015
(19)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 20, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FUTURE CITY HOLDING INC.

DATED: April 17, 2017	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the date(s) indicated.

DATED: April 17, 2017	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer, Chief Financial Officer and sole director

