Form 10-Q
period 2017-03-31
Global Future City Holding Inc.
filed 2017-05-22
CIK 1164964

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33519

GLOBAL FUTURE CITY HOLDING INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0360989
(State of Incorporation)	(I.R.S. Employer Identification No.)

2 Park Plaza, Suite 400, Irvine, CA 92614

(Address of principal executive offices)

(949) 769-3550

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 13, 2017, there were 40,656,680 shares of our common stock, par value $0.001, issued and outstanding. As of May 13, 2017, there were no shares of our preferred stock, par value $0.001, issued and outstanding.

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

2

GLOBAL FUTURE CITY HOLDING INC.

FORM 10-Q Quarterly Report

March 31, 2017

PART I -- FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). It is suggested that the following consolidated financial statements be read in conjunction with the accompanying notes and financial statements and notes thereto in the annual audited consolidated financial statements included on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March, 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$773	$85,650
Accounts receivable, net of allowance	4,257	4,355
Inventories	572,148	572,310
Prepaid expenses	6,502	18,427
Total current assets	583,680	680,742
Property and equipment, net	503,740	549,019
Other assets	19,954	19,954
Total assets	$1,107,374	$1,249,715

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$674,826	$526,417
Accrued expenses	473,882	270,714
Accrued compensation	462,649	315,277
Member deposits and accrued benefits	550,808	550,808
Deferred revenue	–	1,375
Notes payable, net of discounts of $2,124 and $73,547	1,127,876	1,006,453
Advances from related parties	128,360	89,966
Total current liabilities	3,418,401	2,761,010
Total liabilities	3,418,401	2,761,010

Commitments and contingent liabilities

Shareholders’ deficit
Preferred stock, $0.001 par value: 20,000,000 shares authorized, no shares issued and outstanding.	–	–
Common stock, $0.001 par value: 150,000,000 shares authorized, 40,431,680 and 48,781,586 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	40,432	48,782
Additional paid-in capital	9,508,193	9,492,762
Accumulated deficit	(11,859,652)	(11,052,839)
Total shareholders’ deficit	(2,311,027)	(1,511,295)
Total liabilities and shareholders’ deficit	$1,107,374	$1,249,715

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenue – related party commissions	$–	$237,909
Revenue – direct selling	2,458	10,250
Total revenue, net	2,458	248,159
Cost of product sales	862	1,250
Gross profit	1,596	246,909

Operating expenses:
Selling and marketing (includes stock-based expense of $0 and $85,965)	58,160	364,919
General and administrative (includes stock-based expense of $0 and $138,570)	495,442	1,113,467
Reserve on due from related party	7,021	–
Total operating expenses	560,623	1,478,386
Operating loss	(559,027)	(1,231,477)

Other income (expense):
Interest expense	(247,786)	(24,543)
Total other income (expense)	(247,786)	(24,543)
Loss before income taxes	(806,813)	(1,256,020)
Provision for income taxes	–	–
Net loss	$(806,813)	$(1,256,020)

Basic net loss per common share	$(0.02)	$(0.03)
Diluted net loss per common share	$(0.02)	$(0.03)
Weighted average number of common shares used in basic and diluted per share calculations	48,530,219	47,542,575

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(806,813)	$(1,256,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	8,630	–
Reserve on due from related party	7,021	–
Common stock issued for services rendered	–	85,965
Common stock issued for employee compensation	–	138,570
Depreciation and amortization	36,649	34,007
Amortization of debt discount	78,504	–
Changes in operating assets and liabilities:
Accounts receivable	98	–
Inventories	162	(844,252)
Prepaid and other	11,925	(37,248)
Accounts payable	148,409	(38,792)
Accrued expenses	203,168	39,396
Accrued compensation	147,372	–
Membership deposits and accrued benefits	–	3,349,966
Deferred revenue	(1,375)	10,750
Net cash provided by (used in) operating activities	(166,250)	1,482,342

Cash from investing activities:
Cash paid for property and equipment	–	(340,069)
Acquisition of EB-5 License	–	(25,000)
Net cash used in investing activities	–	(365,069)

Cash flows from financing activities:
Proceeds from issuance of note payable	50,000	–
Cash paid for deferred financing costs	–	(34,295)
Repayments of notes payable	–	(27,870)
Net advances from related party	38,394	206,162
Advances to related party	(7,021)	–
Net cash provided by financing activities	81,373	143,997

Net increase (decrease) in cash and cash equivalents	(84,877)	1,261,270
Cash and cash equivalents at beginning of period	85,650	655,405
Cash and cash equivalents at end of period	$773	$1,916,675

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$2,870
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock for related party advance settlement	$–	$49,364
Discount on notes payable	$7,082	$–

See accompanying Notes to Consolidated Financial Statements.

GLOBAL FUTURE CITY HOLDING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

1.	Business

When used in this report, the terms “Global”, “Company”, “we”, “our or “us” mean, unless the context otherwise indicates, Global Future City Holding Inc. and its subsidiaries.

The following discussion should be read in conjunction with the Cautionary Statement for Forward-Looking Information and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II.

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

Impact of Legal Issues Facing our Former Chief Executive Officer

On August 30, 2016, our Company reported on Form 8-K that our former Chief Executive Officer (“CEO”), President, and Chairman of the Board of Directors, Ning Liu, was detained in the People’s Republic of China (“PRC”) and we had begun investigating the facts and circumstances surrounding his detainment. On September 9, 2016, we filed Form 8-K reporting that Mr. Liu was taking a 30 day leave of absence from all positions he held with our Company. Finally, on October 21, 2016, because of his ongoing legal challenges in the PRC, Mr. Liu resigned from all his positions in our Company. Also on October 21, 2016, our Board of Directors appointed Michael R. Dunn to the positions of Chief Executive Officer (“CEO”), President and Chairman of the Board.

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

While no actions have been filed against our Company as a result of Mr. Liu’s actions, his detention and legal challenges have had, and continue to have, a material adverse impact on us. We believe that potential business partners have refused and or avoided doing business with us due to Mr. Liu’s actions. Our efforts to implement our direct selling program (the “GX-Life Direct Selling Program”) became significantly more difficult due to questions surrounding Mr. Liu’s detention. In addition, our investment in Global Future City Regional LLC, an EB-5 Regional Center, was significantly impaired due to Mr. Liu’s actions, and potential project partners decided to investigate their opportunities elsewhere.

While Mr. Liu is no longer involved with our Company, many potential investors and strategic partners, particularly those in the PRC, became distrustful of us, resulting in significant harm to our credibility, our brand and our ability to raise capital. As a result of Mr. Liu’s alleged actions, during the fourth quarter of 2016 we were forced to suspend our GX-Life Direct Selling Program and to abandon and fully impair our investment in our EB-5 Regional Center line of business. We believe Mr. Liu’s alleged actions were the primary factor in our stock price falling from a high of $3.64 per share in the first quarter of 2016 to a low of $0.51 per share in the fourth quarter of 2016, causing us to experience significant lost opportunities to raise capital. In addition, after focusing a significant portion of our resources for several months attempting to redirect our marketing strategy to an online sales program with little success, we were forced to lay off a majority of our employees in January 2017 to reduce costs to a minimal level.

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

For a more detailed description of our business, please see the section titled, “Business” under Part I, Item 1 of our Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017.

As a result of recurring losses and negative cash flows there is a substantial doubt about the Company’s ability to continue as a going concern. The company intends to fund its operations with additional equity and/or debt financing. Management is also making efforts to increase revenue generating activities from the sale of our products through wholesale channels. If we cannot raise additional short term capital, we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries, GX-Life Global, Inc., a Nevada corporation (“GX-Life”), and Global Future City Regional Center, LLC, a California limited liability company (“Regional Center”), have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017.

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

Share-Based Payments to Employees. In March 2016, the FASB ASU 2016-09, “Improvements to Employee Share-based Accounting”, new guidance to simplify and improve accounting for share-based payments. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this accounting guidance did not have a material effect on our consolidated financial statements.

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

3.	Inventories

Inventories on hand at March 31, 2017 and December 31, 2016 consist of finished goods. Because of the difficulties associated with Mr. Liu’s legal challenges in the PRC, we have suspended our direct-selling program and reduced the value of our inventory to its net realizable value resulting in an impairment charge of $1,122,520 during 2016. We have reviewed our inventory valuation as of March 31, 2017 and determined that no further impairment is required. The impairment estimate was based on the movement of products to date, negotiations with third parties to purchase certain inventory, and expiration dates of perishable goods that we may have difficulty selling in a timely manner.

4.	Accrued Expenses

Accrued expenses consists of the following at:

	March 31, 2017	December 31, 2016
Accrued interest	$411,493	$242,211
Accrued professional fees	31,719	–
Accrued royalties and commissions	11,346	11,346
Deferred rent	18,525	16,358
Other	799	799
	$473,882	$270,714

5.	Accrued Compensation

Accrued compensation consists of the following at:

	March 31, 2017	December 31, 2016
Accrued officer’s compensation - CEO	$126,238	$55,231
Accrued other compensation	103,981	70,786
Accrued payroll taxes – delinquent	217,133	181,905
Accrued payroll taxes on accrued payroll (not yet due)	15,297	7,355
	$462,649	$315,277

In 2016 we issued common stock to certain of our employees as part of the condition of their employment. During the fourth quarter of 2016 and the first quarter of 2017, the employees earned common stock valued at $34,079 and $4,928, which shares have not yet been issued. Since these share have not yet been issued, the amounts are included in the table above under Accrued other compensation.

The accrued officer’s compensation and accrued other compensation amounts represent amounts owed which are past due.

We have delinquent Federal and State payroll taxes incurred mainly under previous management during the years 2006 through 2008. In January 2016, we received approval from the IRS for a 4-year payment plan to repay this obligation and made payments totaling $31,500 during 2016. Due to the reduced availability of capital, we have made no further payments during 2017 and are delinquent with respect to this payment plan. We are in contact with the IRS about adjusting the plan.

6.	Member Deposits and Accrued Benefits

Member deposits and accrued benefits consist of the following at:

	March 31, 2017	December 31, 2016
Repayments requested by members	$115,580	$115,580
Conversion paperwork signed – verifying appropriate state of residency	165,219	165,219
Conversion paperwork signed – no GX Coin account established	270,009	270,009
	$550,808	$550,808

Following is the activity in member deposits and accrued benefits for the three months ended March 31, 2017 and 2016:

	2017	2016
Beginning balance	$550,808	$10,020
Member deposits	–	3,679,727
Accrued member benefits	–	129,501
Less: member conversions to GX Coins	–	(459,262)
Ending balance	$550,808	$3,359,986

During the three months ended March 31, 2016, members of the GX-Life Selling Program made conversions of their membership account balances into GX Coins in accordance with the terms of our February 17, 2016 Software License and Services Agreement with Great Coin, Inc. (the “Services Contract”). Under the Service Contract, when a member converts status or reward points, we record revenues, excluding the conversion fee payable to Great Coin, equal to 80% of the conversion amount, up to $4,000,000 in total conversion amounts, and 50% of the conversion amount thereafter. No further conversions will be made under the Service Contract.

7.	Notes Payable

Notes payable consists of the following at:

	March 31, 2017	December 31, 2016
Promissory notes – principal	$350,000	$300,000
Promissory notes – unamortized debt discount	(2,124)	(73,547)
Settled and restructured notes payable:
Convertible promissory notes – debt acquisition	95,000	95,000
Notes payable – original bridge	120,000	120,000
Notes payable – bridge loan #1	230,000	230,000
Notes payable – bridge loan #2	85,000	85,000
Notes payable – bridge loan #3	250,000	250,000
	1,127,876	1,006,453
Less current portion	(1,127,876)	(1,006,453)
Long-term portion	$–	$–

Promissory Notes

In the first quarter of 2017, we issued a promissory note with a face value of $50,000 to an individual. The note has identical terms to the promissory notes with face values totaling $300,000 issued in the fourth quarter of 2016. The notes are to be repaid from proceeds from the sale of our inventory, with 50% of the proceeds payable on a pari passu basis to each note holder.

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
a.	$5,000 if note is repaid between zero and 30 days
b.	$10,000 if note is repaid between 31 and 60 days
c.	$15,000 if note is repaid between 61 and 90 days

All principal and accrued but unpaid bonus payments are due 90 days from the date of each note. As of the date of this filing, no inventory has been sold and no payments have been made under the notes. On April 21, 2017, we entered into amendment agreements with three note holders holding notes with face values totaling $150,000 to extend the due dates of their notes to July 30, 2017 in exchange for our issuance to each of them of 75,000 restricted shares of our common stock. The remaining note with a face value of $200,000 is in default.

The holder of the note issued in the first quarter of 2017 was also issued 25,000 shares of our common stock under this note. We have valued the shares at $7,082, their relative fair market value on the issue date of each note (the date the share obligation arose) and recorded a debt discount for that amount. We are amortizing the debt discount of the promissory notes over the 90-day length of the notes and we recognized an interest expense of $78,504 during the three months ended March 31, 2017 in connection therewith. The remaining discount of $2,124 will be amortized in the second quarter of 2017.

Settled and Restructured Notes Payable

During the fourth quarter of 2014 and the first quarter of 2015, we reached settlements (“Settlement Agreements”) with virtually all of our noteholders holding debt acquisition promissory notes and bridge notes (original through bridge #3). In the restructuring of the notes payable, our noteholders agreed to a) forgo payment of nearly all of the interest which had been accrued but unpaid as of the dates of each settlement agreement, b) a new interest rate of 10% per annum, c) a new maturity date of August 1, 2015, and d) a Company option to convert into free-trading shares of our common stock under certain conditions. These notes are no longer convertible at the option of the holder. These notes are currently past due and in default.

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

8.	Related Parties

Advances from related parties consist of advances made by our CEO. The advances are due on demand and do not incur interest.

9.	Capital Stock

S-1 Registration Statement

On May 8, 2015, we filed a Form S-1 Registration Statement with the SEC for the initial registration of 10 million shares of our common stock at $3.50 per share, as amended on June 8, 2016, and amended further on June 19, 2016 (collectively the “S-1”). The S-1 was initially declared effective by the SEC on July 6, 2015.

We have filed and continue to file Post-Effective Amendments to keep the S-1 current and effective. However, as of the date of this filing, the S-1 as most recently amended is currently ineffective and under review and we will not sell any shares under the S-1 until it is deemed effective by the SEC. Reference to the S-1 is not an offer to sell the securities described therein, and we are not soliciting an offer to buy the securities in any state where the offer or sale is not permitted.

Preferred Stock

We have authorized the issuance of a total of 20,000,000 shares of our preferred stock, each share having a par value of $0.001. There was no activity in our Preferred Stock during the three months ended March 31, 2017.

Common Stock

We have authorized the issuance of 150,000,000 shares of our common stock, each share having a par value of $0.001.

Activity during the three months ended March 31, 2017 consists of the following:

1.	Due to the legal challenges in the PRC of our former CEO Mr. Liu, as described in Note 1, on March 20, 2017, we entered into a Stock Issuance Cancellation Agreement with two companies controlled by Mr. Liu, Master Power Holdings Group and Big Name Group Co. Ltd., a British Virgin Islands corporation (collectively the “Shareholders”). Pursuant to the Agreement, the Shareholders agreed to cancel and return to treasury an aggregate 8,349,906 shares of common stock (representing 17.12% of the current issued and outstanding common stock) as consideration for the significant hardship suffered by our Company as a result of Mr. Liu’s legal challenges.

2.	During the first quarter of 2017, another shareholder returned 25,000 shares originally issued in 2016 for services that were not completed. The shares have been cancelled.

3.	As described in Note 7, we issued 25,000 shares to a note holder in connection with a promissory note.

10.	Subsequent Event

Promissory Notes

As discussed in Note 7, on April 21, 2017, we entered into amendment agreements with three note holders holding notes with face values totaling $150,000 to extend the due dates of their notes to July 30, 2017 in exchange for our issuance to each holder of 75,000 restricted shares of our common stock. The shares will be valued at their relative fair market value on the issue date of each note (the date the share obligation arose) and we will record a debt discount for that amount. The debt discount will be amortized through July 30, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis is intended to provide information about our financial condition and results of operations for the three months ended March 31, 2017 and 2016. This information should be read in conjunction with our audited annual consolidated financial statements included on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017. When used in this report, the terms “Global”, “Company”, “we”, “our” or “us” mean, unless the context otherwise indicates, Global Future City Holding Inc. and its subsidiaries.

Cautionary Statement for Forward-Looking Information

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

Description of Business

We are a holding company currently focused in the area of consumer product sales through our wholly-owned subsidiary, GX-Life. During late 2015 and early 2016, we spent considerable resources developing the GX-Life Direct Selling Program, including hiring specialized staff and retaining legal counsel with direct sales program experience. Our goal was to implement the GX-Life Direct Selling Program initially in both the U.S. and China and then, if successful, to expand it internationally. As a result of Mr. Liu’s alleged actions, as described above, we were forced to suspend the GX-Life direct selling program in the fourth quarter of 2016. We are currently pursuing relationships with a number of sales organizations who can purchase our existing inventory for resale purposes in an attempt to establish a wholesale relationship with these organizations. We believed that gaining consumer acceptance in this way would allow us to overcome any difficulties encountered in our direct-selling business.

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

For a more detailed description of our business, please see the section titled, “Business” under Part I, Item 1 of our Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017.

Results of Operations for the Three Months Ended March, 2017 and 2016

Revenue, net

Our revenue during the three months ended March 31, 2017 was $2,458 which included product sales and shipping income of $1,083 and membership revenue of $1,375. For the comparable period in 2016, net revenue was $248,159 which included $237,909 of related party commissions earned through members’ conversion of $459,262 of their membership deposits (including accrued benefits) to GX-Coins. The 2016 period also included $7,200 in product starter kit revenue and $3,050 of membership fees which we amortize over the requisite membership period or twelve months.

Cost of Goods Sold

Cost of goods sold was $862 in the 2017 period versus $1,250 in 2016. Gross profit margin was 20.4% in 2017 compared to 82.6% in 2016. At the end of 2016, we wrote down our inventory to net realizable value and in 2017, we reduced our product pricing in an effort to sell our inventory to generate cash flow for our business.

Selling and Marketing Expenses

Selling and marketing expenses were $58,160 and $364,919 for the three months ended March 31, 2017 and 2016, respectively. The decrease of $306,759 was mainly related to the suspension of our GX-Life Direct Selling Program at the end of 2016 along with the termination of a majority of our employees in January 2017 and reduced travel expense for the 2017 period. The 2016 period also included $85,965 in stock-based expense for marketing consulting while there was no such expense in 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $495,442 and $1,113,467, respectively. The reduction of $618,025 resulted primarily from two cost categories. In the 2016 period, our professional fees and consulting expenses were approximately $468,000 higher than the 2017 period due to the commencement and growth of our direct selling program. In addition, the 2016 period costs for investor relations expense were approximately $162,000 higher than in 2017 due to our capital raising efforts in the prior year. The 2016 period investor relations costs include $138,570 of stock-based expenses. The 2017 expenses include a loss on disposal of fixed assets related to Mr. Liu and his staff.

Reserve – Due from Related Party

During the first quarter of 2017, we made payments of $7,021 on behalf of Great Coin in connection with their development of a trading platform for the GX Coin, a digital currency we wished to use in a rewards program for our GX-Life Direct Selling Program. As discussed in Note 1, we have suspended this program and fully impaired the $7,021. We will continue to pursue collection of all amounts due us from Great Coin, but it is unclear whether any of the amounts will be collectible given Great Coin’s inability to raise capital or generate transactional activity.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 were $247,786 and $24,543, respectively. The increase of $223,243 resulted primarily from the high cost of borrowing related to the $350,000 in promissory notes.

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

As of March 31, 2017, our principal source of liquidity is from cash proceeds from the issuance of notes payable. Previous sources of liquidity were proceeds received from our direct selling program activities, but that program has been suspended and may not be reactivated in the future.

At March 31, 2017, our cash and cash equivalents were $773 and we had negative working capital in excess of $2.8 million.

During the first quarter of 2017, we issued $50,000 in notes payable.

Cash Flows

The following table sets forth our cash flows for the three months ended:

	March 31, 2017	March 31, 2016
Operating activities:
Net loss	$(806,813)	$(1,256,020)
Non-cash items	129,959	258,542
Change in working capital	509,759	2,479,820
Total	(167,095)	1,482,342
Investing activities	–	(365,069)
Financing activities	82,218	143,997
	$(84,877)	$1,261,270

Operating Activities

During the 2017 period, non-cash items include loss on disposal of property and equipment, depreciation, amortization of debt discount, and reserve on due from related party. The change in working capital is primarily related to increases in accounts payable, accrued expenses and accrued compensation due to our difficulty in raising capital.

During the 2016 period, non-cash items include common stock issued for services and compensation as well as depreciation. The change in working capital increase primarily relates to the influx of direct selling member deposits, partially offset by the purchase of inventory related to that business.

Investing Activities

During the 2016 period, we paid $340,069 for property and equipment and $25,000 toward the acquisition of the EB-5 license. There was no such activity in 2017.

Financing Activities

During the 2017 period, we received $50,000 from the issuance of a promissory note and $38,394 in net advances from our CEO. This was offset slightly by $6,176 in advances we made to Great Coin which were fully reserved. During the 2016 period, we received $206,162 in advances from related parties offset by a $27,870 repayment of a note payable and $34,295 in payments for deferred financing costs related to our Form S-1.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

From time to time, our Company may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provisions for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and may be adjusted from time to time according to developments.

Other than those certain legal proceedings reported in our annual report on Form 10-K filed with the SEC on April 17, 2017, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officers or any affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On January 27, 2017, we issued a promissory note with a face value of $50,000 to a debt holder along with 25,000 shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger by and among Snocone Systems Inc., WYD Acquisition Corp. and Who’s Your Daddy, Inc., dated April 1, 2005 (1)
2.2	Merger and Reorganization Agreement, dated June 18, 2013, by and between FITT Highway Products, Inc. and F.I.T.T. Energy Products, Inc. (2)
2.3	Merger Agreement and Articles of Merger, with an effective date of October 29, 2014, by and between FITT Highway Products, Inc. and Global Future City Holding Inc. (3)
3.1	Amended and Restated Articles of Incorporation, dated December 4, 2001 (4)
3.2	Amended and Restated Bylaws, dated December 4, 2001 (4)
3.3	Amended and Restated Articles of Incorporation, dated April 27, 2005 (5)
3.4	Amended and Restated Articles of Incorporation, dated June 1, 2010 (6) (7)
10.1	Stock Issuance Cancellation Agreement, between Big Name Group, Master Power Holdings Group and the Company, dated as of March 20, 2017 (10)
14.1	Amended and Restated Code of Conduct and Ethics, dated November 11, 2015 (8)
21.1	List of Subsidiaries (9)
99.1	Audit Committee Charter, dated November 11, 2015 (8)
99.2	Nominations and Governance Committee Charter, dated November 11, 2015 (8)
99.3	Compensation Committee Charter, dated November 11, 2015 (8)
99.4	Insider Trading Policy, dated November 11, 2015 (8)
99.5	Principles of Corporate Governance, dated November 11, 2015 (8)

31.1*	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed concurrently herewith

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 7, 2005.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 19, 2013.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 29, 2014.
(4)	Incorporated by reference from our Registration Statement on Form 10SB filed with the Commission on January 18, 2002.
(5)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 28, 2005.
(6)	Incorporated by reference from our Schedule 14C Definitive Information Statement file with the Commission on June 21, 2010.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 21, 2010.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 17, 2015.
(9)	Incorporated by reference from our Amendment No. 1 to Post-Effective Amendment No. 3 on July 22, 2016.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 20, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL FUTURE CITY HOLDING INC.

Dated: May 22, 2017	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the date(s) indicated.

GLOBAL FUTURE CITY HOLDING INC.

Dated: May 22, 2017	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer, Chief Financial Officer and sole director

